Form 10-Q
period 1998-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 1998-12-18
CIK 1068912

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                        Commission File Number 0-25049


                          FIRST PLACE FINANCIAL CORP.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

DELAWARE                                                             Applied For
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                            Identification No. )


185 E. MARKET STREET, WARREN, OHIO                                         44482
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


                                (330) 373-1221
            ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
           -----------------------------------------------------
             (Former name, former address and former fiscal years,
                         if changes since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes     No  X
                                                       ---    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS.

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: No shares were outstanding as of December 18, 1998.

                         PART I.  FINANCIAL INFORMATION


Item 1.   Financial Statements.

          First Place Financial Corp. (the "Company") is a recently formed holding company, formed for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Warren (the "Association") concurrent with the Association's conversion from mutual to stock form of organization. At this time and until the conversion is complete, the Company is a noncapitalized shell corporation with no business activities. The financial statements of the Company, which are set forth after Item 3 below, reflect such status. For a further discussion of the Company's formation and intended operations see "First Place Financial Corp." in the Company's Prospectus (the "Prospectus") dated November 12, 1998, which is a part of its Registration Statement under the Securities Act of 1933 on Form S-1, initially filed on September 9, 1998 and declared effective on November 12, 1998. Such description of the Company is incorporated herein by reference and attached hereto as
Exhibit 99(a). Additionally, "Summary of Recent Developments" on pages 12 through 15 of the Prospectus is incorporated herein by reference and attached hereto as Exhibit 99(b). Such Recent Developments presents financial information regarding the Association at and for the three months ended September 30, 1998, including a "Management's Discussion and Analysis of Recent Developments." Upon completion of its conversion, the Association will become the wholly-owned subsidiary of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          See Item 1.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          See Item 1.

                          FIRST PLACE FINANCIAL CORP.
                       STATEMENTS OF FINANCIAL CONDITION


                                                              September 30,                  June 30,
                                                                  1998                         1998
                                                          -------------------          -------------------
Assets............................................                $  --                         NA
Liabilities.......................................                   --                         NA

See accompanying notes to financial statements.


                              STATEMENTS OF INCOME


                                                           For the Three Months                 For the Three Months
                                                         Ended September 30, 1998             Ended September 30, 1997
                                                    -----------------------------------  -----------------------------------
Income............................................                $  --                                   NA
Expenses..........................................                   --                                   NA
     Net income...................................                   --                                   NA

See accompanying notes to financial statements.


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   For the Three Months Ended September 30, 1998
                                                ---------------------------------------------------------------------------------
                                                                         Additional
                                                  Common Stock             Paid-In              Retained
                                                                           Capital              Earnings                Total
                                                 ---------------       ---------------       ---------------       ---------------
Balance June 30, 1998....................                NA                    NA                    NA                    NA
Balance September 30, 1998...............             $  --                 $  --                 $  --                 $  --

See accompanying notes to financial statements.


                            STATEMENTS OF CASH FLOWS


                                                                  For the Three Months Ended September 30,
                                                          ------------------------------------------------------
                                                                  1998                            1997
                                                          ----------------------          ----------------------
Funds Provided............................................        $  --                              NA
Funds Used................................................           --                              NA

See accompanying notes to financial statements.

                          FIRST PLACE FINANCIAL CORP.
                         NOTES TO FINANCIAL STATEMENTS


1.        General

          First Place Financial Corp. is a recently formed holding company formed for the purpose of acquiring all of the common stock of First Federal Savings and Loan Association of Warren concurrent with its conversion from mutual to stock form of organization. At September 30, 1998, First Place Financial Corp. was a shell corporation with no business activities and no assets.

                          PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities and Use of Proceeds.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K (Section 249.308 of this Chapter).

          Exhibit 27     Financial Data Schedule
          Exhibit 99(a)  First Place Financial Corp.
          Exhibit 99(b)  Recent Developments

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               FIRST PLACE FINANCIAL CORP.


Date:    December 18, 1998                 By: /s/ Steven R. Lewis
         -----------------                     -------------------
                                               Steven R. Lewis
                                               President and Chief Executive
                                               Officer

Date:    December 18, 1998                 By: /s/ Richard K. Smith
         -----------------                     --------------------
                                               Richard K. Smith
                                               Vice President - Treasurer