Form 10-Q
period 1998-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 1999-02-16
CIK 1068912

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                         Commission File Number 0-25049

                          FIRST PLACE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                      34-1880130
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation)


   185 E. Market Street, Warren, OH                              44482
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (330) 373-1221
                              ------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                               ------------------
(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X       No
        -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                10,346,950 common shares as of January 31, 1999

                               TABLE OF CONTENTS

                                                                                 Page
                                                                                Number
PART I.    FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

              Consolidated Statement of Financial Condition
              As of December 31, 1998 and June 30, 1998.........................    3

              Consolidated Statement of Operations for the Three and Six
              Months Ended December 31, 1998 and 1997............................   4

              Consolidated Statement of Comprehensive Income for
              The Three and Six Months Ended December 31, 1998 and 1997..........   5

              Consolidated Statement of Changes in Shareholder's Equity
              For the Six Months Ended December 31, 1998.........................   5

              Consolidated Statement of Cash Flows for the Six Months
              Ended December 31, 1998 and 1997...................................   6

              Notes to Consolidated Financial Statements.........................  7-8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................  9-12

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings..................................................  12

     Item 2.  Changes in Securities..............................................  12

     Item 3.  Defaults Upon Senior Securities....................................  12

     Item 4.  Submission of Matters to a Vote of Security Holders................  12

     Item 5.  Other Information..................................................  12

     Item 6.  Exhibits and Reports on Form 8-K...................................  12

SIGNATURES.......................................................................  12

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                         FIRST PLACE FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                    December 31,              June 30,
(Dollars in thousands)                                                  1998                    1998
--------------------------                                          ------------           --------------
ASSETS:
   Cash and cash equivalents                                           $  4,212                $  6,669
   Federal funds sold                                                  $  8,137                   1,565
   Securities available for sale                                        237,105                 211,185
   Securities held to maturity, fair value of
      $28,518,985 at June 30, 1998                                                               28,295
   Loans receivable, net                                                414,908                 353,012
   Premises and equipment, net                                            5,746                   5,899
   Accrued interest receivable                                            2,156                   1,835
   Deferred tax asset                                                     1,656
   Other Assets                                                             268                     938
                                                                    ------------           --------------
        TOTAL ASSETS                                                   $744,186                $609,398
                                                                    ------------           --------------


LIABILITIES:
   Deposits                                                            $422,136                $435,462
   Repurchase Agreements                                                 44,430                  60,430
   Federal Home Loan Bank Advances                                       34,645                  44,820
   Advances by borrowers for taxes and insurance                          2,256                   1,983
   Accrued interest payable                                               1,032                   1,090
   Federal income taxes payable                                                                   1,702
   Other liabilities                                                     82,071                   4,554
                                                                    ------------           --------------

        TOTAL LIABILITIES                                               586,570                 550,041

   Commitments and Contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 per value:
        Authorized 3,000,000 shares: none outstanding
   Common stock, $.01 par value:
        33,000,000 shares authorized; 11,241,250 shares issued,
        10,341,950 shares outstanding at December 31, 1998                  112
   Paid in capital                                                      110,200
   Retained earnings                                                     54,691                  57,763
   Unrealized gain on available for sale securities, net                  1,606                   1,594
   Obligation under Employee Stock Ownership Plan                        (8,993)
                                                                    ------------           --------------
        TOTAL SHAREHOLDERS' EQUITY                                      157,616                  59,357
                                                                    ------------           --------------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $744,186                $609,398
                                                                    ============           ==============

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                             Three months ended             Six months ended
                                                                December 31,                   December 31,
(In thousands)                                              1998           1997            1998           1997
--------------                                           ---------      ----------      ----------      -----------
INTEREST INCOME:
  Loans                                                 $ 7,919          $ 6,331         $15,306         $12,321
  Securities                                                593              848           1,075           1,763
  Mortgage-backed and related securities                  3,339            3,319           6,685           6,608
                                                        -------          -------         -------         -------
    TOTAL INTEREST INCOME                                11,851           10,498          23,066          20,692

INTEREST EXPENSE:
  Deposits                                                5,034            5,027          10,169           9,904
  FHLB advances                                           1,032              821           1,717           1,684
  Repurchase agreements                                     855              510           1,734             864
                                                        -------          -------         -------         -------
     TOTAL INTEREST EXPENSE                               6,921            6,358          13,620          12,452

NET INTEREST INCOME                                       4,930            4,140           9,446           8,240

PROVISION FOR LOAN LOSSES                                   475               95             658             340
                                                        -------          -------         -------         -------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                              4,455            4,045           8,788           7,900

NON INTEREST INCOME:
  Service charges                                           344              357             665             517
  Gains (losses) on securities available for
   sale, net                                                (40)               0             (40)            106
  Other                                                     149              116             285             308
                                                        -------          -------         -------         -------
     TOTAL NON INTEREST INCOME                              453              373             910             931

NON INTEREST EXPENSE:
  Salaries and benefits                                   1,573            1,394           3,097           2,796
  Occupancy and equipment                                   477              385             911             911
  Federal deposit insurance premiums                         63               65             127             129
  Franchise taxes                                           205              183             409             366
  Restructuring charge - FHLB advance                       495                              495
  Contribution to Foundation                              8,026                            8,026
  Other                                                     611              511           1,284             986
                                                        -------          -------         -------         -------
     TOTAL NON INTEREST EXPENSE                          11,450            2,538          14,350           5,187
                                                        -------          -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAX                          (6,543)           1,880          (4,653)          3,644

PROVISION FOR INCOME TAX                                 (2,224)             660          (1,581)          1,158
                                                        -------          -------         -------         -------
NET INCOME (LOSS)                                       $(4,319)         $ 1,220         $(3,072)        $ 2,486
                                                        =======          =======         =======         =======

Earnings per share data - See notes in consolidated financial statements.

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                       Three Months              Six Months
                                                           Ended                   Ended
                                                       December 31,             December 31,
(In thousands)                                      1998        1997          1998         1997
----------------                                   -------     -------       -------       ------
Net Income                                         ($4,319)      1220        ($3,072)      $2,486

Unrealized gains (losses)
   On available for sale securities                   (489)      (550)            12        1,382
                                                  --------     ------        -------       ------
Comprehensive Income                               ($4,808)      $670        ($3,060)      $3,868
                                                  ========     ======        =======       ======




                          FIRST PLACE FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                                                 Six months ended
                                                                                    December 31,
(In thousands)                                                                1998              1997
--------------                                                             ---------         --------
Balance at July 1,                                                          $59,357           $53,747

Net Income (Loss)                                                            (3,072)            2,486

Proceeds from issuance of common
    stock, net of issuance cost                                             110,312

Obligation under Employee Stock
    Ownership Plan                                                           (8,993)

Change in fair value of
    securities available for sale, net                                           12             1,382
                                                                           --------           -------
Balance at December 31,                                                    $157,616           $57,615
                                                                           ========           =======

                See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Six months ended
                                                                         December 31,

(In thousands)                                                     1998                1997
--------------                                                 ------------        ------------

Cash flows from operating activities:
         Net cash from operating activities                       $81,067             $ 1,800

Cash flows from investing activities:
   Investment and mortgage-backed securities
     available for sale
      Proceeds from sales                                          17,670               4,989
      Proceeds from maturities, calls
         and principal paydowns                                    29,764              26,933
      Purchases                                                   (65,349)            (26,680)
   Investment and mortgage-backed securities
     held to maturity
     Proceeds from maturities, calls
         and principal paydowns                                     1,226               3,225
     Purchases
   Net decrease (increase) in Fed Funds sold                      (56,571)             (5,751)
   Purchases of Federal Home Loan Bank Stock                       (1,165)
   Sales of Federal Home Loan Bank Stock
   Net increase in loans                                          (62,894)            (31,192)
   Premises and equipment expenditures, net                          (270)               (350)
                                                               ------------        ------------
     Net cash from investing activities                          (137,589)            (28,826)

Cash flows from financing activities:
   Net change in deposits                                         (13,326)              7,916
   Net change in advances by borrowers
     for taxes and insurance                                          273                  85
   Net change in repurchase agreements                            (16,000)             19,430
   Net change in FHLB advances                                    (10,175)             (3,145)
   Net proceeds from issuance of common stock                      93,293
                                                               ------------        ------------
     Net cash from financing activities                            54,065              24,286
                                                               ------------        ------------
Net change in cash and cash equivalents                            (2,457)             (2,740)

Cash and cash equivalents at beginning of year                      6,669               6,757
                                                               ------------        ------------
Cash and cash equivalents, end of period                           $4,212              $4,017
                                                               ============        ============
Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                                     $13,678             $12,425
     Income taxes                                                   1,783               1,200

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Notes to Consolidated Financial Statements

Principles of Consolidation:

The consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Holding Company) and its wholly owned subsidiary First Federal Savings & Loan Association of Warren (the Bank). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation:

First Place Financial Corp. (the Company) was incorporated under Delaware law in August 1998 by First Federal Savings & Loan Association of Warren (the Bank) in connection with the conversion of the Bank from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and the issuance of the Bank's capital stock to the Company pursuant to the Bank's Plan of Conversion.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. All normal, recurring adjustments, which, in the opinion of management are necessary for a fair presentation of the financial statements, have been included.

Industry Segment Information:

The Company is engaged in the business of banking with operations conducted through its office located in Warren, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Trumbull and Mahoning County area in Northeast Ohio. The Company's primary deposit products are interest bearing checking and certificates of deposit. There are no branch operations.

Use of Estimates in Preparation of Financial Statements:

In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates.

Areas involving the use of management's estimates and assumptions primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans.

Conversion to Stock Ownership:

On December 31, 1998, First Federal Savings & Loan Association of Warren converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. As part of the conversion, the Company issued 11,241,250 shares of its Common Stock in a public offering to its depositors and the general public. Gross proceeds from the offering were $110,312,500 which includes the $10 value of the 899,300 shares issued to the First Federal Savings and Loan Association of Warren Employee Stock Ownership Plan and the 802,625 shares transferred to the First Federal of Warren Community Foundation.

In connection with the conversion, First Place Financial Corp. acquired all of the stock of the Bank in exchange for approximately one-half of the net proceeds.

Earnings per Share:

Earnings per share calculations are not included as the Company did not complete its conversion until December 31, 1998 rendering the information meaningless. Earnings per share are not presented for prior periods, as there was no common stock issued or outstanding.

Reporting Comprehensive Income:

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. The statement requires that companies report all items that are recognized as components of comprehensive income under accounting standards. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net unrealized gains or losses on securities available for sale for the period. Comprehensive income for the three and six month periods ended December 31, 1998 and 1997 is presented on page 5 of the Financial Statements.

Accounting for Derivative Instruments and Hedging Activities:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." At that time, management elected to reclassify all held to maturity securities to available for sale as allowed by SFAS No. 133.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations



                                                            At or for the Three              At or for the Six
                                                               Months Ended                    Months Ended
                                                             December 31, 1998               December 31, 1998
SELECTED FINANCIAL RATIOS AND OTHER DATA:(1)                  1998       1997                 1998       1997
--------------------------------------------------        ----------   --------             ---------  --------

Performance Ratios:
    Return on average assets (2)                             -2.57%      0.85%               -0.96%     0.85%
    Return on average equity (3)                            -27.55%      8.44%               -9.95%     8.54%
    Interest rate spread (4)                                  2.58%      2.50%                2.56%     2.46%
    Net interest margin (5)                                   3.02%      2.98%                3.02%     2.91%
    Average interest-earning assets to
      average interest-bearing liabilities                  110.71%    110.73%              110.80%   110.68%
    Efficiency ratio (6)                                    212.72%     56.23%              138.57%    56.56%
    Net interest income to operating expenses                43.06%    163.14%               65.82%   158.85%
Regulatory Capital Ratios:
    Tangible capital                                         21.03%      9.78%               21.03%     9.78%
    Core capital                                             21.03%      9.78%               21.03%     9.78%
    Total risk-based capital                                 48.95%     23.07%               48.95%    23.07%
Asset Quality Data and Ratios:
    Nonperforming loans as a percent of total loans (7)       0.34%      0.76%                0.34%     0.76%
    Nonperforming assets as a percent of total assets (8)     0.21%      0.42%                0.21%     0.42%
    Allowance for loan losses as a percent of loans           0.83%      0.57%                0.83%     0.57%
    Allowance for loan losses as a percent of
      nonperforming loans                                   247.95%     74.98%              247.95%    74.98%
Number of full service offices                                  11         11                   11        11

(1) Ratios are annualized where appropriate.
(2) Ratio of net income in average total assets.
(3) Ratio of net income to average equity.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5) Ratio of net interest income to average interest-earning assets.
(6) Ratio of non interest expense to the sum of net interest income plus non interest income.
(7) Non performing loans consist of non accrual loans.
(8) Non performing assets consist of nonperforming loans and repossessed automobiles.




Financial Condition

Total assets at December 31, 1998 were $744.2 million compared to $609.4 million at June 30, 1998. The increase is primarily due to the sale of First Place Financial Corp.'s stock in connection with the conversion that was completed on December 31, 1998. Due to an over subscription for the Company's stock, unfilled orders were mailed refunds on the date of conversion. These excess funds were temporarily invested in overnight funds at December 31, 1998.

Net loans increased $61.9 million dollars, or 18%, from $353.0 million at June 30, 1998 to $414.9 million at December 31, 1998. Historically lower interest rates during the last half of 1998 along with the increased presence of the Company in Mahoning County, resulted in record production in the second quarter of fiscal year 1999. This growth was primarily in one-to-four family homes with originations concentrated in 15 and 20 year production.

Securities available for sale increased $45.9 million and stood at $257.1 million at December 31, 1998 compared to $211.2 million at June 30, 1998. Included in this increase was the transfer of all securities in held to maturity to available for sale.

Deposits decreased $13.3 million from $435.5 million at June 30, 1998 to $422.1 million at December 31, 1998. This decrease was due to customers utilizing deposits to purchase shares of the Company in the conversion. Federal Home Loan Bank Advances decreased $10.2 million from $44.8 million at June 30, 1998 to $34.6 million at December 31, 1998. The Company used the proceeds from the issuance of the Company's stock to payoff and restructure a fixed rate advance. Repurchase agreements also declined from $60.4 million at June 30, 1998 to $44.4 million at December 31, 1998. The decline was due to the maturity of a $16.0 million position in December that was also paid off using the proceeds from the issuance of the Company's stock.

Other liabilities increased $77.5 million from $4.6 million at June 30, 1998 to $82.1 million at December 31, 1998. This increase is due to the issuance of checks on December 31, 1998 to reimburse those that subscribed in the conversion offering but were denied because of the over subscription.

Total equity increased $98.2 million to $157.6 million at December 31, 1998 from $59.4 million at June 30, 1998. This increase was primarily due to the conversion at December 31, 1998 partially offset by the $3.1 million loss incurred during the six month period.

Results of Operations

Comparison of the Three Months Ended December 31, 1998 and December 31, 1997

The Company reported a net loss of $4.3 million for the three months ended December 31, 1998. The loss was primarily attributable to the $8.0 million contribution to the First Federal of Warren Community Foundation. Also contributing to the decline in the current period, was a restructure of fixed rate Federal Home Loan Bank Advances that resulted in additional expense of $500,000. Excluding these items, net income for the three months would have been $1.3 million. Earnings for the comparable period in the prior year were $1.2 million.

Net interest income increased $790,000, or 19%, for the second quarter of 1999 compared to the second quarter of 1998. This increase was primarily driven by the 25% increase to interest earned on loans due to increased loan volume compared to the same period a year ago.

The provision for loan losses increased $381,000 to $476,000 in the second quarter of 1999. Continued strong loan growth was the primary reason for this increase.

Non interest income increased $80,000 in the second quarter to $453,000 from $373,000 during the second quarter of 1998. Increased revenue from prepayment penalties on mortgage refinances and increased fees associated with checking accounts accounted for the majority of this increase.

Non interest expense increased $8.9 million to $11.4 million for the second quarter of 1999 from $2.5 million during the second quarter of 1998. The items mentioned above, the Foundation contribution and the restructure of the Federal Home Loan Bank Advances, accounts for $8.5 million of this increase, or 96% of this increase.

The provision for income taxes decreased $2.9 million for the second quarter of 1999 compared to the second quarter of 1998. This decrease is attributable to the lower level of income before taxes caused primarily by the contribution to the Foundation.

Comparison of the Six Months Ended December 31, 1998 and December 31, 1997

Net income for the six months ended December 31, 1998 amounted to a loss of $3.1 million compared to net income of $2.5 million for the six month period ended December 31, 1997. This loss was due to the contribution to the Foundation and the restructure of the fixed rate borrowings. Excluding these items, net income for the six months ended December 31, 1998 would have been $2.5 million.

Net interest income increased $1.2 million during the six months ended December 31, 1998 to $9.4 million from $8.2 million during the same period in 1997.
This increase was also driven by the increase in interest earned on loans which was due to increased loan volume compared to the same period a year ago.

Provision for loan losses increased $318,000 for the six month period in fiscal year 1999. The increase was driven by the 18% increase in loan outstandings for the six months ended December 31, 1998.

Non interest income decreased slightly from $931,000 during the first six months of fiscal year 1998 to $910,000 for the same period in 1999. This decline was primarily due to the recognition of $40,000 in losses on the sale of available for sale securities compared to $106,000 in gains for the same period in 1998. Service charge income increased $148,000, or 29%, for the first six months of 1999 compared to the same period in 1998. Increased revenue from prepayment penalties on mortgage refinances and increased fees associated with checking accounts accounted for the majority of this increase.

Non interest expense totaled $14.4 million in the current six month period compared to $5.2 million in the same period last year. The majority of this increase was due to the contribution to the Foundation and the restructure of the fixed rate borrowings mentioned earlier.

The provision for income taxes decreased $2.7 million from $1.2 million for the six-month period ended December 31, 1997 to ($1.6) million for the six-month period ended December 31, 1998. This decrease was due to lower pre-tax earnings due to the contribution to the Foundation and the fixed rate borrowing restructure.

Liquidity and Capital Resources

The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow up to $25 million in cash management advances from the Federal Home Loan Bank to satisfy short term liquidity needs. The Company also uses other types of advances from the Federal Home Loan Bank to provide funding for growth.

Shareholders' equity has increased 165% since June 30, 1998 due primarily to the conversion at December 31, 1998. The tangible and core capital ratios were 21.03% as of December 31, 1998 compared to 9.78% as of December 31, 1997. Similarly, the risk-based capital ratio increased from 23.07% at December 31, 1997 to 48.95% at December 31, 1998.

Year 2000

The Year 2000 is the result of many computer programs being written using two digits rather than four to define an applicable year. The Company's hardware, data-driven automated equipment, or computer programs that have date sensitive software, may recognize a date using "00" as the year 1900 rather than the year 2000. This faulty recognition could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

The Company has conducted a comprehensive review of all of its information technology and non-information technology systems to identify potential Year 2000 problems and is in the process of testing hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following 5 phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At December 31, 1998, the Awareness and Assessment phases have been completed. The Company is in various stages of Renovation, Validation and Implementation on those applications or systems identified as mission critical.

The Company is currently developing contingency plans and anticipates completion some time in mid year 1999. The Company anticipates that all systems will be Year 2000 compliant by mid year 1999 either through the modification of existing hardware and software or through the purchase of new hardware and software. The Company currently anticipates that it will spend approximately $500,000 related to Year

2000 issues. At this time, management does not believe that there will be a significant negative impact on the operation of the Company if not properly addressed, but management anticipates that the problem will be resolved and thus will not have a significant impact on the Company's delivery of products and services, or its core operations.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

PART II.   OTHER INFORMATION

     Item 1  Not applicable
     Item 2  Changes in securities and use of proceeds

As discussed in the Notes to Consolidated Financial Statements under Conversion to Stock Ownership of this quarterly report, the Conversion was completed on December 31, 1998. In connection therewith:

 .    The effective date of the Registration Statement on Form S-1, as amended
     (File No. 333-63099) ("Registration Statement"), was November 12, 1998.

 .    The offering closed on December 31, 1998 with the sale of all securities registered pursuant to the Registration Statement. Charles Webb and Company acted as the marketing agent for the Offering.

 .    The Holding Company issued 11,241,250 shares in connection with the
     Conversion. Gross proceeds from the offering were $112,412,500, which includes the $10 value of the 899,300 shares issued to the First Federal Savings and Loan Association of Warren Employee Stock Ownership Plan and 802,625 shares sold to the Company for transfer to the First Federal of Warren Community Foundation.

 .    Conversion costs amounted to $2,100,000.

        Item 3  Not applicable
        Item 4  Not applicable
        Item 5  Not applicable
        Item 6  Exhibits and Reports on Form 8-K

                a.  Exhibits  Exhibit 27  Financial Data Schedule

                b. Reports on Form 8-K On February 4, 1999 the Company filed a Form 8-K disclosing earnings for the quarter ended December 31, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FIRST PLACE FINANCIAL CORP.

Date:  February 16, 1999             /s/ Steven R. Lewis
                                     -----------------------------
                                     Steven R. Lewis, President


Date:  February 16, 1999             /s/ Richard K. Smith
                                     -----------------------------
                                     Richard K. Smith,
                                     Vice-President, Treasurer