Form 10-Q/A
period 1998-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 1999-03-02
CIK 1068912

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

Part I. FINANCIAL INFORMATION

Item 1.        Financial Statements

                         FIRST PLACE FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (UNAUDITED)



                                                                    December 31,              June 30,
(Dollars in thousands)                                                  1998                    1998
--------------------------                                          ------------           --------------
ASSETS:
   Cash and cash equivalents                                           $  4,212                $  6,669
   Federal funds sold                                                    58,137                   1,565
   Securities available for sale                                        257,105                 211,185
   Securities held to maturity, fair value of
      $28,518,985 at June 30, 1998                                                               28,295
   Loans receivable, net                                                414,908                 353,012
   Premises and equipment, net                                            5,746                   5,899
   Accrued interest receivable                                            2,156                   1,835
   Deferred tax asset                                                     1,656
   Other Assets                                                             266                     938
                                                                    ------------           --------------
        TOTAL ASSETS                                                   $744,186                $609,398
                                                                    ------------           --------------


LIABILITIES:
   Deposits                                                            $422,136                $435,462
   Repurchase Agreements                                                 44,430                  60,430
   Federal Home Loan Bank Advances                                       34,645                  44,820
   Advances by borrowers for taxes and insurance                          2,256                   1,983
   Accrued interest payable                                               1,032                   1,090
   Federal income taxes payable                                                                   1,702
   Other liabilities                                                     82,071                   4,554
                                                                    ------------           --------------

        TOTAL LIABILITIES                                               586,570                 550,041

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

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             Three months ended             Six months ended
                                                                December 31,                   December 31,
(In thousands)                                              1998           1997            1998           1997
--------------                                           ---------      ----------      ----------      -----------
INTEREST INCOME:
  Loans                                                 $ 7,919          $ 6,331         $15,306         $12,321
  Securities                                                593              848           1,075           1,763
  Mortgage-backed and related securities                  3,339            3,319           6,685           6,608
                                                        -------          -------         -------         -------
    TOTAL INTEREST INCOME                                11,851           10,498          23,066          20,692

INTEREST EXPENSE:
  Deposits                                                5,034            5,027          10,169           9,904
  FHLB advances                                           1,032              821           1,717           1,684
  Repurchase agreements                                     855              510           1,734             864
                                                        -------          -------         -------         -------
     TOTAL INTEREST EXPENSE                               6,921            6,358          13,620          12,452

NET INTEREST INCOME                                       4,930            4,140           9,446           8,240

PROVISION FOR LOAN LOSSES                                   475               95             658             340
                                                        -------          -------         -------         -------
NET INTEREST INCOME AFTER PROVISION FOR
 LOAN LOSSES                                              4,455            4,045           8,788           7,900

NON INTEREST INCOME:
  Service charges                                           344              257             665             517
  Gains (losses) on securities available for
   sale, net                                                (40)               0             (40)            106
  Other                                                     149              116             285             308
                                                        -------          -------         -------         -------
     TOTAL NON INTEREST INCOME                              453              373             910             931

NON INTEREST EXPENSE:
  Salaries and benefits                                   1,573            1,394           3,097           2,796
  Occupancy and equipment                                   477              385             911             911
  Federal deposit insurance premiums                         63               65             127             129
  Franchise taxes                                           205              183             409             366
  Restructuring charge - FHLB advance                       495                              495
  Contribution to Foundation                              8,026                            8,026
  Other                                                     611              511           1,284             986
                                                        -------          -------         -------         -------
     TOTAL NON INTEREST EXPENSE                          11,450            2,538          14,350           5,187
                                                        -------          -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAX                          (6,543)           1,880          (4,653)          3,644

PROVISION FOR INCOME TAX                                 (2,224)             660          (1,581)          1,158
                                                        -------          -------         -------         -------
NET INCOME (LOSS)                                       $(4,319)         $ 1,220         $(3,072)        $ 2,486
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