Form 10-Q
period 1999-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 1999-05-14
CIK 1068912

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

               Yes   X            No
                  -------           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 11,241,250 common shares as of April 30, 1999

                               TABLE OF CONTENTS

                                                                                          Page
                                                                                         Number
PART I.    FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)
                 Condensed Consolidated Statement of Financial Condition
                 As of March 31, 1999 and June 30, 1998..................................  3

                 Condensed Consolidated Statement of Operations for the Three and Nine
                 Months Ended March 31, 1999 and 1998....................................  4

                 Condensed Consolidated Statement of Comprehensive Income for
                 The Three and Nine Months Ended March 31, 1999 and 1998.................  5

                 Condensed Consolidated Statement of Changes in Shareholder's Equity
                 For the Nine Months Ended March 31, 1999................................  5

                 Condensed Consolidated Statement of Cash Flows for the Nine Months
                 Ended March 31, 1999 and 1998...........................................  6

                 Notes to Consolidated Financial Statements..............................  7-8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................   9-11

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings......................................................  11

         Item 2. Changes in Securities..................................................  11

         Item 3. Defaults Upon Senior Securities........................................  11

         Item 4. Submission of Matters to a Vote of Security Holders....................  11

         Item 5. Other Information......................................................  11

         Item 6. Exhibits and Reports on Form 8-K.......................................  11

SIGNATURES..............................................................................  12


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          FIRST PLACE FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                            March 31,        June 30,
(Dollars in thousands)                                                        1999             1998
---------------------------                                              ---------------- ----------------
ASSETS:
   Cash and cash equivalents                                                      $2,521           $6,669
   Interest-bearing deposits                                                      22,613            1,565
   Securities available for sale                                                 267,596          211,185
   Securities held to maturity, fair value of
     $28,518,985 at June 30, 1998                                                                  28,295
   Loans receivable, net                                                         434,571          353,012
   Loans available for sale                                                          644                0
   Premises and equipment, net                                                     5,798            5,899
   Accrued interest receivable                                                     2,406            1,835
   Deferred tax asset                                                              1,177
   Other Assets                                                                    2,131              938
                                                                         ---------------- ----------------
        TOTAL ASSETS                                                            $739,457         $609,398
                                                                         ================ ================


LIABILITIES:
   Deposits                                                                     $415,088         $435,462
   Repurchase Agreements                                                          44,430           60,430
   Federal Home Loan Bank Advances                                               109,192           44,820
   Advances by borrowers for taxes and insurance                                   1,339            1,983
   Accrued interest payable                                                        1,101            1,090
   Federal income taxes payable                                                                     1,702
   Other liabilities                                                               9,123            4,554
                                                                         ---------------- ----------------
        TOTAL LIABILITIES                                                        580,273          550,041

   Commitments and contingencies

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 3,000,000 shares; none outstanding
   Common stock, $.01 par value:
      33,000,000 shares authorized; 11,241,250 shares issued,
      10,356,950 shares outstanding at March 31, 1999                                112
   Paid in capital                                                               110,207
   Retained earnings                                                              57,269           57,763
   Unrealized gain on available for sale securities, net                             439            1,594
   Obligation under Employee Stock Ownership Plan                                 (8,843)
                                                                         ---------------- ----------------
        TOTAL SHAREHOLDERS' EQUITY                                               159,184           59,357
                                                                         ---------------- ----------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $739,457         $609,398
                                                                         ================ ================

See notes to consolidated financial statements

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                Three months ended                    Nine months ended
                                                                    March 31,                             March 31,
(Dollars in thousands)                                       1999             1998            1999             1998
----------------------------                            ---------------  ---------------  --------------  ---------------
INTEREST INCOME:
   Loans                                                        $8,242           $6,503         $23,549          $18,824
   Securities                                                      549              813           1,625            2,576
   Mortgage-backed and related securities                        3,664            3,476          10,348           10,084
                                                        ---------------  ---------------  --------------  ---------------
      TOTAL INTEREST INCOME                                     12,455           10,792          35,522           31,484

INTEREST EXPENSE:
   Deposits                                                      4,340            4,955          14,509           14,859
   FHLB advances                                                 1,030              699           2,747            2,383
   Repurchase agreements                                           620              861           2,355            1,725
                                                        ---------------  ---------------  --------------  ---------------
      TOTAL INTEREST EXPENSE                                     5,990            6,515          19,611           18,967

NET INTEREST INCOME                                              6,465            4,277          15,911           12,517

PROVISION FOR LOAN LOSSES                                          166              151             824              476
                                                        ---------------  ---------------  --------------  ---------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                               6,299            4,126          15,087           12,041

NON INTEREST INCOME:
   Service charges                                                 329              282             994              800
   Gains (losses) on securities
      available for sale, net                                       (8)            (150)            (48)             (44)
   Other                                                           139              106             424              399
                                                        ---------------  ---------------  --------------  ---------------
      TOTAL NON INTEREST INCOME                                    460              238           1,370            1,155

NON INTEREST EXPENSE:
   Salaries and benefits                                         1,713            1,360           4,810            4,156
   Occupancy and equipment                                         411              353           1,322            1,263
   Federal deposit insurance premiums                               66               64             193              193
   Franchise taxes                                                 276              206             685              571
   Restructuring charge - FHLB advance                                                              495
   Contribution to Foundation                                                                     8,026
   Other                                                           610              373           1,896            1,360
                                                        ---------------  ---------------  --------------  ---------------
      TOTAL NON INTEREST EXPENSE                                 3,076            2,356          17,427            7,543
                                                        ---------------  ---------------  --------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX                                  3,683            2,008            (970)           5,653

PROVISION FOR INCOME TAX                                         1,105              691            (476)           1,850
                                                        ---------------  ---------------  --------------  ---------------

NET INCOME (LOSS)                                               $2,578           $1,317           ($494)          $3,803
                                                        ===============  ===============  ==============  ===============


Basic earnings per share                                         $0.25              N/A             N/M              N/A
                                                        ===============

Diluted earnings per share                                       $0.25              N/A             N/M              N/A
                                                        ===============

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                    Three Months                  Nine Months
                                                       Ended                         Ended
                                                      March 31,                     March 31,
(Dollars in thousands)                          1999           1998           1999            1998
---------------------------                -------------- -------------- --------------  --------------
Net Income                                        $2,578         $1,317          ($494)         $3,803

Change in unrealized gains(losses)
   on available for sale securities, net          (1,167)           153         (1,155)          1,418
                                           -------------- -------------- --------------  --------------

Comprehensive Income                              $1,411         $1,470        ($1,649)         $5,221
                                           ============== ============== ==============  ==============


                          FIRST PLACE FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                               Nine months ended
                                                                                   March 31,
(Dollars in thousands)                                                       1999            1998
---------------------------                                              --------------  --------------
Balance at July 1,                                                             $59,357         $53,747

Net Income (Loss)                                                                 (494)          3,803

Proceeds from issuance of common
   stock, net of issuance cost                                                 110,313

Obligation under Employee Stock
   Ownership Plan                                                               (8,993)

Amortization of ESOP expense                                                       150

Difference between average fair value per share and
   cost per share on ESOP shares committed to be released                            6

Change in fair value of
  securities available for sale, net                                            (1,155)          1,418
                                                                         --------------  --------------

Balance at March 31,                                                          $159,184         $58,968
                                                                         ==============  ==============

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Nine months ended
                                                                                  March 31,

(In thousands)                                                           1999                1998
-------------------------                                          ------------------  -----------------
Cash flows from operating activities:
                 Net cash from operating activities                           $9,548             $3,163

Cash flows from investing activities:
    Investment and mortgage-backed securities
     available for sale
         Proceeds from sales                                                  29,135             31,276
         Proceeds from maturities, calls
          and principal paydowns                                              46,007             27,960
         Purchases                                                          (104,804)           (70,895)
    Investment and mortgage-backed securities
     held to maturity
         Proceeds from maturities, calls
          and principal paydowns                                               1,226              7,961
         Purchases
    Net decrease (increase) in interest bearing deposits                     (21,048)            (3,116)
    Purchases of Federal Home Loan Bank Stock                                 (1,165)
    Sales of Federal Home Loan Bank Stock                                                           830
    Net increase in loans                                                    (83,195)           (43,661)
    Premises and equipment expenditures, net                                    (499)              (205)
                                                                   ------------------  -----------------

         Net cash from investing activities                                 (134,343)           (49,850)

Cash flows from financing activities:
    Net change in deposits                                                   (20,374)            11,244
    Net change in advances by borrowers
       for taxes and insurance                                                  (644)              (657)
    Net change in repurchase agreements                                      (16,000)            44,430
    Net change in FHLB advances                                               64,372            (11,533)
    Net proceeds from issuance of common stock                                93,293
                                                                   ------------------  -----------------

         Net cash from financing activities                                  120,647             43,484
                                                                   ------------------  -----------------

Net change in cash and cash equivalents                                       (4,148)            (3,203)

Cash and cash equivalents at beginning of year                                 6,669              6,757
                                                                   ------------------  -----------------

Cash and cash equivalents, end of period                                      $2,521             $3,554
                                                                   ==================  =================

Supplemental disclosures of cash flow information:

         Cash payments of interest expense                                   $19,600            $18,647
         Cash payments of income taxes                                         1,808              1,950
         Loans originated for sale                                               803                  0
         Proceeds from sales of loans originated for sale                        156                  0

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

Earnings per Share:

Both basic and diluted earnings per share for the three months ended March 31, 1999, were calculated using 10,347,117 average shares outstanding for the quarter. Earnings per share figures are not included for the nine-month period ending March 31, 1999, as the Company did not complete its conversion until December 31, 1998. Earnings per share are not presented for prior periods, as there was no common stock issued or outstanding.

Reporting Comprehensive Income:

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. The statement requires that companies report all items that are recognized as components of comprehensive income under accounting standards. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net unrealized gains or losses on securities available for sale for the period. Comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 is presented in the Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

General. Total assets at March 31, 1999 were $739.5 million compared to $609.4 million at June 30, 1998, an increase of $130.1 million, or 21%. The increase was primarily due to the proceeds received in connection with the conversion of the Association from a federally chartered mutual association to a federally chartered stock association on December 31, 1998. These proceeds were used to fund increases in loans receivable and securities available for sale. Total liabilities at March 31, 1999 were $580.3 million compared to $550.0 million at June 30, 1998, an increase of $30.3 million, or 6%. The increase was primarily attributable to an increase in advances from the Federal Home Loan Bank, partially offset by decreases in deposits and repurchase agreements. Total shareholders' equity increased $99.8 million to $159.2 million at March 31, 1999 compared to $59.4 million at June 30, 1998. The increase was primarily the result of the proceeds received in the mutual to stock conversion.

Interest-bearing deposits. Total interest-bearing deposits increased to $22.6 million at March 31, 1999 compared to $1.6 million at June 30, 1998. This increase was due to proceeds received in the conversion that had not yet been utilized to fund other earning assets.

Securities. The total securities portfolio, including securities held to maturity, increased $28.1 million, or 12%, for the first nine months of fiscal year 1999 and totaled $267.6 million at March 31, 1999 compared to $239.5 million at June 30, 1998. The increase during this period resulted primarily from purchases of mortgage backed securities funded in part by increases in Federal Home Loan Bank Advances.

Loans. Net loans receivable, including loans available for sale, increased $82.2 million dollars, or 23%, from $353.0 million at June 30, 1998 to $435.2 million
at March 31, 1999.   This growth was primarily in one-to-four family homes with originations concentrated in 15 and 20 year fixed rate production.

On March 1, 1999, the Company began operation of a secondary market mortgage lending operation headquartered in Akron with satellite facilities in Newark, Mt. Vernon and Medina, Ohio. These sites will originate and sell qualified 15 and 30 year mortgage loans to various secondary market investors including the Federal Home Loan Mortgage Corporation. A portion of the originations, 10-15%, will be held in portfolio but will qualify for sale to the secondary market in
the event that the Company wishes to obtain additional liquidity.   Although the
operation has only been open for a short time, the Company believes that the opening of these facilities will provide a low cost alternative to generate additional fee income while also providing geographic diversification to existing markets.

Deposits. Deposits decreased $20.4 million from $435.5 million at June 30, 1998 to $415.1 million at March 31, 1999. This decrease was primarily due to customers utilizing deposits to purchase shares of the Company in the conversion with the decline most heavily weighted in higher costing certificates of deposit.

Repurchase Agreements. Repurchase agreements decreased from $60.4 million at June 30, 1998, to $44.4 million at March 31, 1999. This decline was due to a contractual maturity in December which was replaced with advances from the Federal Home Loan Bank.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $64.4 million from $44.8 million at June 30, 1998, to $109.2 million at March 31, 1999. Advances increased to offset the declines in both deposits and repurchase agreements and to fund increases in loans and securities.

Shareholders' Equity. Total shareholders' equity increased $99.8 million to $159.2 million at March 31, 1999 from $59.4 million at June 30, 1998. This increase was primarily due to the conversion at December 31, 1998.

Results of Operations

Comparison of the Three and Six Months Ended March 31, 1999 and 1998

General. The Company reported earnings of $2.6 million for the three months ended March 31, 1999, or 25 cents per basic and diluted share. This compares with earnings of $1.3 million for the three months ended March 31, 1998. For the nine months ended March 31, 1999, the Company reported a loss of $494,000 compared to net income of $3.8 million for the nine months ended March 31, 1998. Earnings per share are not reported for prior periods because the Company did not complete its IPO until December 31, 1998. The loss in the current nine-month period was primarily attributable to the $8.0 million contribution to the First Federal of Warren Community Foundation. Also contributing to the decline in this period was a restructure of fixed rate Federal Home Loan Bank Advances that resulted in additional expense of $500,000. Excluding these items, net income for the nine months ended March 31, 1999, would have been $5.1 million.

Net Interest Income. Net interest income increased $2.2 million, or 51%, to $6.5 million for the three months ended March 31, 1999 compared to $4.3 million for the three months ended March 31, 1998. For the nine months ended March 31, 1999 net interest income totaled $15.9 million compared to $12.5 million for the nine-month period ended March 31, 1998. The increases in both the three and nine month periods ended March 31, 1999 were due to increased loan and security volumes compared to the same periods a year ago. In addition, the net interest margin of the Company (net interest income divided by average interest earning assets) increased in both the three and nine month periods compared to a year ago. For the three and nine month periods ended March 31, 1999, the net interest margin totaled 3.63% and 3.24% respectively, compared to 2.88% and 2.97% respectively for the same periods a year ago. This increase in margin is primarily due to the proceeds received in the conversion, which have funded the increase in earning assets with no associated cost.

Provision for Loan Losses. The provision for loan losses totaled $166,000 and $824,000 for the three and nine-month periods ended March 31, 1999 compared to $151,000 and $476,000 for the same periods ended March 31, 1998. The increase for the current nine-month period compared to a year ago was primarily due to increased loan volume coupled with management's expectations for the economy and interest rates.

Non Interest Income. For the three months ended March 31, 1999, non interest income increased $222,000 to $460,000 from $238,000 a year ago. This resulted primarily from losses on the sale of securities totaling $150,000 in the prior year period compared to losses of $8,000 in the current period. Non interest income for the nine months ended March 31, 1999 totaled $1.4 million compared to $1.2 million a year ago. This increase was primarily due to increased service charge income.

Non Interest Expense. Non interest expense totaled $3.1 million for the three months ended March 31, 1999, an increase of $720,000 over the same period a year ago. This increase was due to several factors including expense for the ESOP, additional personnel expense associated with the openings of the loan production offices in Mahoning county and Akron and additional franchise tax and advertising expense. For the nine months ended March 31, 1999, non interest expense totaled $17.4 million compared to $7.5 million for the same prior year period. This increase was due to the reasons mentioned above and also to the contribution expense for the Foundation and the charge incurred for restructuring the FHLB advance.

Income Taxes. The provision for income taxes totaled $1.1 million for the three months ended March 31, 1999, compared to $691,000 for the three months ended March 31, 1998. This increase was due to greater income before tax expense in the current period. For the nine months ended March 31, 1999, the provision for income tax decreased $2.3 million to ($476,000) from $1.9 million at March 31, 1998. This decrease was due to lower pre-tax earnings in the current period due primarily to the $8.0 million contribution to the Foundation.

Liquidity and Capital Resources

The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow up to $100 million in advances from the Federal Home Loan Bank to satisfy short term liquidity needs. The Company also uses other types of advances from the Federal Home Loan Bank and repurchase agreements with brokerage firms to provide funding for growth.

Shareholders' equity has increased 168% since June 30, 1998 due primarily to the conversion at December 31, 1998. At March 31, 1999, the Company's equity to total assets totaled 21.53% compared to 9.83% at March 31, 1998.

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

The Company has conducted a comprehensive review of all of its information technology and non-information technology systems to identify potential Year 2000 problems and is in the process of testing hardware and software for compliance. The Company has identified mission-critical applications. An application, system or vendor is considered mission critical if it is vital to the successful continuance of core business activity or is an application that interfaces with a mission-critical system. The Company evaluates its Year 2000 preparedness based on the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC) outline. The following 5 phases were identified by the FFIEC: Awareness, Assessment, Renovation, Validation and Implementation. At March 31, 1999, these phases have all been completed.

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

PART II.   OTHER INFORMATION

     Item 1  Legal Proceedings  None to be reported.
     Item 2  Changes in securities  None to be reported.
     Item 3  Defaults on Senior Securities  None to be reported.
     Item 4 Submission of Matters to a Vote of Security Holders None to be reported.
     Item 5  Other Information  None to be reported.
     Item 6  Exhibits and Reports on Form 8-K

             a. Exhibits  Exhibit 27  Financial Data Schedule

             b. Reports on Form 8-K  On April 22, 1999 the Company filed a
                Form 8-K disclosing earnings for the quarter ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FIRST PLACE FINANCIAL CORP.

Date:  May 14, 1999    /s/ Steven R. Lewis             /s/ Richard K. Smith
                       -------------------             ---------------------
                       Steven R. Lewis, President      Richard K. Smith,
                                                       Vice-President, Treasurer