Form 10-K
period 1999-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 1999-09-28
CIK 1068912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                         Commission File Number 0-25049

                          FIRST PLACE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

               Delaware                                34-1880130
               --------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification Number)
             incorporation)

                     185 E. Market Street, Warren, OH 44482
                     --------------------------------------
             (Address and zip code of principal executive offices)

                                 (330) 373-1221
                                 --------------
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
          Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [X]  NO [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 20, 1999, the Registrant had 11,241,250 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $125.1million based upon the last sales price as of September 20, 1999. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 1999.
Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 1999.

PART I

Item I. Description of Business

First Place Financial Corp. (the Company) was organized in August 1998 at the direction of the Board of Directors of First Federal Savings and Loan Association of Warren (the Association) for the purpose of becoming a holding company to own all of the outstanding capital stock of the Association. The conversion of the Association from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association was completed on December 31, 1998.

The Association's principal business consists of accepting retail deposits from the general public and investing these funds primarily in one- to four-family residential loans, automobile and home equity loans and, to a lesser extent, multi-family, commercial real estate and construction loans. Headquartered in Warren, Ohio, in proximity to Youngstown, Ohio and approximately halfway between the cities of Cleveland, Ohio and Pittsburgh, Pennsylvania, the Association is a community-oriented savings institution that was organized in 1922. The Association currently operates eleven full-service banking facilities and two loan production offices in Trumbull and Mahoning Counties of Ohio. In addition, the Association opened four other loan production offices in 1999 in the cities of Akron, Newark, Mt. Vernon and Medina, Ohio. While deposit gathering is still primarily concentrated in Trumbull and Mahoning Counties, the Association's primary lending area now encompasses all of northeast Ohio.

The major employers in the Youngstown/Warren area include Delphi Packard Electric Systems, General Motors and HM Health Systems. Additionally, MCI Worldcom announced in August of 1999 that it would locate a worldwide call center in the area generating an estimated 1,200 new jobs.

Competition

The Association faces significant competition both in making loans and in attracting deposits. The State of Ohio has a high density of financial institutions, many which are branches of significantly larger institutions that have greater financial resources than the Association, all of which are competitors of the Association to varying degrees. The Association's competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. The Association faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Forward-Looking Statements

When used in this Form 10-K, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Association's market area, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in the Association's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

General. The Association's principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in the Association's primary market area. The Association also originates fixed rate mortgage loans which, if they qualify, are sold to various investors including the Federal Home Loan Mortgage Corporation (FHLMC). The Association also originates automobile and other consumer loans that generally have higher yields and shorter durations than traditional mortgage loans. The Association additionally offers multifamily and nonresidential real estate loans.

The following table sets forth the composition of the Association's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                                      At June 30,
                                                     -----------------------------------------------------------------------------
                                                                1999                      1998                     1997
                                                     -----------------------------------------------------------------------------
                                                                      Percent                  Percent                  Percent
                                                         Amount      Of Total      Amount     of Total      Amount     of Total
                                                     -----------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                     -----------------------------------------------------------------------------
Real estate mortgage loans:
  One- to four family                                    $357,374       76.09%    $267,950       73.77%    $215,549       73.92%
  Multi-family                                              4,804        1.02        4,481        1.23        2,293        0.79
  Commercial real estate                                   10,192        2.17        8,627        2.37        6,789        2.33
  Construction                                             13,993        2.98        6,301        1.73        5,376        1.84
  Home equity                                               8,944        1.90        9,189        2.53        9,822        3.37
                                                         --------      ------     --------      ------     --------      ------
    Total real estate mortgage loans                      395,307       84.16      296,548       81.64      239,829       82.25
Consumer loans:

 Automobiles                                               53,243       11.34       52,847       14.55       43,172       14.80
  Other(1)                                                 19,217        4.09       11,242        3.10        6,521        2.24
                                                         --------      ------     --------      ------     --------      ------
    Total consumer loans                                   72,460       15.43       64,089       17.65       49,693       17.04
Commercial loans                                            1,925        0.41        2,587        0.71        2,068        0.71
                                                         --------      ------     --------      ------     --------      ------
Total loans receivable                                    469,692      100.00%     363,224      100.00%     291,590      100.00%
                                                                       ======                   ======                   ======
Less:
  Net deferred loan origination fees                        1,867                    1,319                    1,316
  Loans in process                                         10,411                    5,866                    3,339
  Allowance for loan losses                                 3,623                    3,027                    1,723
                                                         --------                 --------                 --------
Loans receivable, net                                    $453,791                 $353,012                 $285,212
                                                         ========                 ========                 ========



                                                                         At June 30,
                                                     --------------------------------------------------
                                                                1996                      1995
                                                     --------------------------------------------------
                                                                      Percent                  Percent
                                                         Amount      Of Total      Amount     of Total
                                                     --------------------------------------------------
                                                                    (Dollars in thousands)
                                                     --------------------------------------------------
Real estate mortgage loans:
  One- to four family                                   $202,697       78.14%    $185,270       76.15%
  Multi-family                                             1,397        0.54        1,515        0.62
  Commercial real estate                                   7,159        2.76        8,516        3.50
  Construction                                             2,515        0.97        1,859        0.76
  Home equity                                              6,531        2.52        4,309        1.77
                                                        --------      ------     --------      ------
    Total real estate mortgage loans                     220,299       84.93      201,469       82.80
Consumer loans:
  Automobiles                                             31,234       12.04       32,212       13.24
  Other(1)                                                 6,675        2.57        8,262        3.40
                                                        --------      ------     --------      ------
    Total consumer loans                                  37,909       14.61       40,474       16.64
Commercial loans                                           1,188        0.46        1,358        0.56
                                                        --------      ------     --------      ------
Total loans receivable                                   259,396      100.00%     243,301      100.00%
                                                                      ======                   ======
Less:
  Net deferred loan origination fees                      1,517                    1,228
  Loans in process                                        1,837                    1,221
  Allowance for loan losses                               1,259                    1,186
                                                       --------                 --------
Loans receivable, net                                  $254,783                 $239,666
                                                       ========                 ========

__________
(1) Other consumer loans consists primarily of home equity lines of credit.

Loan Originations.   The Association's mortgage lending activities are conducted primarily by its loan personnel operating at its eleven full-service branch offices and its six loan production offices. All loans originated by the Association are underwritten by the Association pursuant to the Association's policies and procedures. The Association originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Association's ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates. It is the general policy of the Association to retain all loans originated in its portfolio.


The following tables set forth the Association's loan originations and principal repayments for the periods indicated.



                                                                     For the Years Ended June 30,
                                                         ----------------------------------------------------

                                                              1999               1998              1997
                                                         ---------------    ---------------   ---------------
                                                                            (In thousands)
Total loans receivable(1):
 Balance outstanding at beginning of period                 $357,358           $288,251          $257,559
 Loans originated(2):
  Real estate mortgage loans:
     One- to four-family and home equity                     152,962            105,184            49,913
     Multi-family and commercial real estate                   3,675              4,515             5,494
     Construction                                             15,898              7,882             6,415
  Consumer loans(3)                                           46,158             33,457            31,610
  Commercial loans                                               321                 62                92
                                                            --------           --------          --------
     Total loans originated                                  219,014            151,100            93,524
  Less:
   Principal repayments                                      112,546             79,466            61,330
   Change in loans in process(4)                               4,545              2,527             1,502
                                                            --------           --------          --------
Total loans receivable at end of period                     $459,281           $357,358          $288,251
                                                            ========           ========          ========

____________________
(1) Total loans receivable does not include unearned discounts, deferred loan fees and the allowance for loan losses.
(2) Amounts for each period include loans in process at period end.
(3) Consists primarily of originations of automobile loans and disbursements on equity lines of credit.
(4) Represents change in loans in process, which primarily represent undisbursed funds on construction loans, from first day to last day of the period.

Loan Maturity and Repricing. The following table shows the contractual maturity of the Association's loan portfolio at June 30, 1999. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.


                                                                               At June 30, 1999
                                                ---------------------------------------------------------------------------
                                                         Real                                                   Total
                                                        Estate                                                  Loans
                                                       Mortgage          Consumer         Commercial          Receivable
                                                ---------------------------------------------------------------------------
                                                                            (In thousands)

Amounts due:
 Within one year                                    $ 17,139           $ 1,538             $  703             $ 19,380
                                                    --------           -------             ------             --------
 After one year:
   More than one year to three years                   4,253            12,884                226               17,363
   More than three years to five years                 7,539            33,758                277               41,574
   More than five years to 10 years                   25,330             6,944                434               32,708
   More than 10 years to 20 years                    131,725            17,145                285              149,155
   More than 20 years                                209,321               191                  -              209,512
                                                    --------           -------             ------             --------

Total due after June 30, 2000                        378,168            70,922              1,222              450,312
                                                    --------           -------             ------             --------

     Total amount due                                395,307            72,460              1,925              469,692
                                                    --------           -------             ------             --------

Less:
        Net deferred loan origination fees                                                                       1,867
        Loans in process                                                                                        10,411
        Allowance for loan losses                                                                                3,623
                                                                                                              --------
Loans receivable, net                                                                                         $453,791
                                                                                                              ========

The following table sets forth at June 30, 1999, the dollar amount of total loans receivable contractually due after June 30, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                             Due After June 30, 2000
                                      -------------------------------------
                                       Fixed        Adjustable        Total
                                       -----        ----------        -----
                                                  (In thousands)

Real estate mortgage loans            $279,380       $ 98,788        $378,168

Consumer loans                          53,832         17,090          70,922

Commercial loans                           436            786           1,222
                                      --------       --------        --------

 Total loans                          $333,648       $116,664        $450,312
                                      ========       ========        ========

One- to Four-Family Lending. The Association currently offers both fixed-rate and adjustable-rate mortgage ("ARM") loans with maturities up to 30 years secured by one- to four-family residences, substantially all of which are located in the Association's primary market area. One- to four-family mortgage loan originations are generally obtained from the Association's in-house loan representatives, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At June 30, 1999 the Association's one- to four-family mortgage loans totaled $357.4 million, or 76.1%, of total loans.

The Association currently offers fixed-rate one- to four-family mortgage loans with terms of up to 30 years. These loans have generally been priced competitively with current market rates for such loans. The Association currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every year from the outset of the loan or which adjust annually after a three, five or seven year initial fixed period. The interest rates for the Association's ARM loans are indexed to the one-year U.S. Treasury Index. The Association's ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination of adjustable-rate one- to four-family mortgage loans, as opposed to fixed-rate one- to four-family mortgage loans, helps reduce the Association's exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, the Association originates one- to four-family residential mortgage loans in amounts up to 97% of the appraised value or selling price of the property, whichever is lower, securing the loan. Private mortgage insurance ("PMI") may be required for such loans with a loan-to-value ("LTV") ratio of greater than 85%. One- to four-family mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the yields on the Association's fixed-rate one- to four-family mortgage loan portfolio. The Association requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by the Association.

Commercial Lending. The Association also originates on a very limited basis commercial loans in the form of term loans and lines of credit to small- and medium-sized businesses operating in the Association's primary market area. Since commercial loans are made on such an infrequent basis, the Association handles each such loan request on an individual basis. At June 30, 1999, the Association had $1.9 million of commercial loans, which amounted to 0.4% of the Association's total loans.

Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending. Consumer loans at June 30, 1999 amounted to $72.5 million, or 15.4% of the Association's total loans, and consisted primarily of new and used automobile loans, and to a lesser extent, home equity lines of credit and secured and unsecured personal loans. Such loans are generally originated in the Association's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. Approximately half of the Association's automobile loans are made on used vehicles; the Association will generally not make a loan on a vehicle manufactured before 1992. The average automobile loan is for $13,000. The Association originates automobile loans through an automobile dealer network, primarily composed of new car dealers located in the Association's primary market area. The typical loan term is sixty-six months. At June 30, 1999, personal loans (both secured and unsecured) totaled $2.0 million and automobile loans totaled $53.2 million, or 11.3% of total loans and 73.5% of consumer loans.

The Association also offers a variable rate home equity line of credit line based on the applicant's income and equity in the home. Generally, the credit line, when combined with the balance of the prior mortgage liens, may not exceed 95% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Association holds the first mortgage on a substantial majority of the properties securing such lines of credit. The Association presently charges no origination fees for these loans. A borrower is required to make monthly
payments of principal and interest.   At June 30, 1999, the Association had
outstanding home equity lines of credit of $17.2 million.

Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Sale of Mortgage Loans. During the year ended June 30, 1999, the Association began selling one-to-four-family fixed rate mortgage loans to various secondary market investors. The Association originated $5.3 million of fixed-rate mortgages during fiscal year 1999 and recorded a gain of $73,000 on the sale of $4.4 million of these loans. All loans that the Association sells are sold servicing released.

Loan Approval Procedures and Authority. The Board of Directors of the Association establishes the lending policies and loan approval limits of the Association. As such, the Board of Directors has authorized certain officers of the Association (the "designated officers") to consider and approve all loans within their designated authority as established by the Board.

The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one- to four-family mortgage loans up to $240,000 may be approved by any of the designated officers; one- to four-family mortgage loans in excess of $240,000 and up to $400,000 may be approved by two of the designated officers; one- to four-family mortgage loans in excess of $400,000 to $750,000 must be approved by the Residential Loan Committee plus one outside Board member; one- to four-family mortgage loans in excess of $750,000 must be approved by the Directors' Loan Committee which is comprised of three outside directors and the President. Secured consumer loans, including home equity lines of credit, may be approved by any of the designated officers up to $150,000. Consumer loans over $150,000 and up to $400,000 must be approved by two of the designated officers. Commercial loans up to $200,000 may be approved by any designated officer with joint approval required for loans from $200,000 to $400,000. Commercial loans between $400,000 and $1,000,000 must
be approved by two members of the Commercial Loan Committee plus one outside Board member. Commercial loans greater than $1,000,000 must be approved by the Directors' Loan Committee.

With respect to all loans originated by the Association, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by the Association's "in-house" appraisers or outside appraisers approved by the Association. The Board annually approves independent appraisers used by the Association. The Association's policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and the Association may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Delinquent Loans, Classified Assets and Real Estate Owned

Delinquencies, Classified Assets and Real Estate Owned. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 30 days or more. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association generally sends the borrower a written notice of non-payment after the loan is first past due. The Association's guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 60 days past due. When contact is made with the borrower at any time prior to foreclosure, the Association will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, the Association notifies the borrower in writing that if the loan is not brought current within two weeks, the Association will commence foreclosure proceedings against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Association, becomes real estate owned.

Federal regulations and the Association's internal policies require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the Association will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose the Association to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

When the Association classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When the Association classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

The Association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While the Association believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to materially increase at that time its allowance for possible loan losses, thereby negatively affecting the Association's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

The Association reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies its assets in accordance with the management guidelines described above. At June 30, 1999, the Association had $2.0 million, or 0.27%, of assets designated as Substandard, consisting primarily of mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful totaled $224,000, consisting primarily of automobile loans, and assets classified as Loss totaled $90,000 at June 30, 1999. At June 30, 1999, the Association had $176,000, or 0.02%, of assets designated as Special Mention, consisting primarily of mortgage loans. At June 30, 1999, these classified assets totaled $2.5 million, representing 0.55% of loans receivable.

The following tables set forth delinquencies in the Association's loan portfolio past due 30 days or more:

                                                          At June 30, 1999
                                   ------------------------------------------------------------
                                              30-89 Days                  90 Days or More
                                   ------------------------------------------------------------
                                                      Principal                     Principal
                                         Number        Balance         Number        Balance
                                        of Loans       of Loans       of Loans       of Loans
                                   ------------------------------------------------------------
                                                     (Dollars in thousands)

Real estate mortgage loans                  13          $  864             37         $1,263
Consumer loans                             103             999             45            311
Commercial loans                             4             484              -              -
                                          ----          ------         ------         ------
  Total delinquent loans(1)                120          $2,347             82         $1,574
                                          ====          ======         ======         ======
Delinquent loans to total loans(1)                       0.51%                         0.34%
                                                        ======                        ======

                                                          At June 30, 1998
                                   ------------------------------------------------------------
                                              30-89 Days                  90 Days or More
                                   ------------------------------------------------------------
                                                      Principal                     Principal
                                         Number        Balance         Number        Balance
                                        of Loans       of Loans       of Loans       of Loans
                                   ------------------------------------------------------------
                                                     (Dollars in thousands)

Real estate mortgage loans                  39          $1,298             59         $1,673
Consumer loans                             138           1,287             58            470
Commercial loans                             -               -              -              -
                                          ----          ------         ------         ------
  Total delinquent loans(1)                177          $2,585            117         $2,143
                                          ====          ======         ======         ======
Delinquent loans to total loans(1)                       0.73%                         0.60%
                                                        ======                        ======

                                                          At June 30, 1997
                                   ------------------------------------------------------------
                                              30-89 Days                  90 Days or More
                                   ------------------------------------------------------------
                                                      Principal                     Principal
                                         Number        Balance         Number        Balance
                                        of Loans       of Loans       of Loans       of Loans
                                   ------------------------------------------------------------
                                                     (Dollars in thousands)

Real estate mortgage loans                  51          $1,380             82         $1,767
Consumer loans                             108           1,053             87            713
Commercial loans                             -               -              -              -
                                          ----          ------         ------         ------
  Total delinquent loans(1)                159          $2,433            169         $2,480
                                          ====          ======         ======         ======
Delinquent loans to total loans(1)                       0.85%                         0.86%
                                                        ======                        ======

____________________
(1) Total loans represent gross loans receivable less deferred loan fees and loans in process.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and REO. At June 30, 1999, the Association had no troubled-debt restructured loans within the meaning of SFAS 15, and no REO properties although the Association had 15 repossessed automobiles with a balance of $208,000. It is the general policy of the Association to cease accruing interest on loans 90 days or more past due when, in management's opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest. For the years ended June 30, 1999, 1998, 1997, 1996 and 1995 the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $90,000, $94,000, $172,000, $109,000 and $88,000, respectively.

                                                                                     At June 30,
                                                                ----------------------------------------------------
                                                                  1999        1998       1997       1996       1995
                                                                ----------------------------------------------------
                                                                                   (In thousands)
Nonperforming loans (1):
 Real estate mortgage loans                                       $1,263     $1,673     $1,767     $  825     $ 665
 Consumer loans                                                      311        470        713        200       256
 Commercial loans                                                      -          -          -        101        71
                                                                  ------     ------     ------     ------     -----
  Total nonperforming loans                                        1,574      2,143      2,480      1,126       992
                                                                  ------     ------     ------     ------     -----
Repossessed automobiles                                              208          -          -          -         -
Real estate owned, net                                                 -          -          -          -         -
                                                                  ------     ------     ------     ------     -----
  Total nonperforming assets                                      $1,782     $2,143     $2,480     $1,126     $ 992
                                                                  ======     ======     ======     ======     =====
Nonperforming loans as a percent of total loans (2)                 0.34%      0.60%      0.86%      0.44%     0.41%
Nonperforming assets as a percent of total assets(3)                0.24       0.35       0.45       0.22      0.21

__________
(1) Nonperforming loans represent non-accrual loans. The Association had no loans past due greater than 90 days still accruing.
(2) Loans represent loans receivable, net, excluding the allowance for loan losses.
(3) Nonperforming assets consist of nonperforming loans, REO and repossessed automobiles.


Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in the Association's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. The Association's loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with the Association's inability to utilize funds for other income producing activities during the estimated holding period of the property.

As of June 30, 1999, the Association's allowance for loan losses was $3.6 million, or 0.8% of total loans and 230.2% of nonperforming loans as compared to $3.0 million, or 0.9%, of total loans and 141.3% of nonperforming loans as of June 30, 1998. The increased allowance for loan losses was due primarily to the approximately 28% growth in total loans. The Association had total nonperforming loans of $1.6 million at June 30, 1999, and nonperforming loans to total loans of 0.3%. The Association will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, the Association's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time.

The following table sets forth activity in the Association's allowance for loan losses for the periods set forth in the table.


                                                                        At or For the Years Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                 1999               1998               1997              1996              1995
                                           --------------     --------------     -------------     --------------     -------------
                                                                            (Dollars in thousands)

Balance at beginning of period                    $ 3,027            $ 1,723            $1,259            $ 1,186           $ 1,034
Provision for loan losses                           1,062              1,779               590                238               313
Charge-offs:
  Real estate mortgage loans:
   One- to four-family                                  6                 31                 -                  -                 -
  Consumer                                            536                484               138                236               205
  Commercial                                            -                  -                 -                  -                 -
                                                  -------            -------            ------            -------           -------
    Total charge-offs                                 542                515               138                236               205
Recoveries:
  Real estate mortgage loans:
   One- to four-family                                  1                  2                 3                  -                12
  Consumer                                             75                 38                 9                 71                32
  Commercial                                            -                  -                 -                  -                 -
                                                  -------            -------            ------            -------           -------
    Total recoveries                                   76                 40                12                 71                44
                                                  -------            -------            ------            -------           -------
Balance at end of period                          $ 3,623            $ 3,027            $1,723            $ 1,259           $ 1,186
                                                  =======            =======            ======            =======           =======
Allowance for loan losses as a percent
   of loans(1)                                       0.79%              0.85%             0.60%              0.49%             0.49%
Allowance for loan losses as a percent
   of nonperforming loans(2)                       230.23             141.25             69.48             111.81            119.56
Net charge-offs as a percent
   of average loans                                  0.12               0.15              0.05               0.07              0.07

______________
(1) Loans receivable, net, excluding the allowance for loan losses.
(2) Nonperforming loans consist of all nonaccrual loans and all other loans 90 days or more past due.

The following tables set forth the Association's percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.



                                                                     At June 30,
                                     ---------------------------------------------------------------------------------
                                                       1990                                  1998
                                     ----------------------------------------    -------------------------------------


                                                                    Percent of                            Percent of
                                                     Percent of      Loans in               Percent of     Loans in
                                                     Allowance        Each                  Allowance        Each
                                                      to Total      Category to              to Total    Category to
                                       Amount        Allowance      Total Loans    Amount   Allowance    Total Loans
                                       ------        ---------      -----------    ------   ---------    -----------
                                                                (Dollars in thousands)
Real estate mortgage loans             $1,976          54.54%         84.16%       $1,458     48.17%       81.64%
Consumer loans                          1,086          29.98          15.43           901     29.77        17.65
Commercial loans                           19           0.52           0.41             9      0.30         0.71
Unallocated                               542          14.96             --           659     21.76           --
                                       ------         ------         ------        ------    ------       ------
 Total allowance for loan losses       $3,623         100.00%        100.00%       $3,027    100.00%      100.00%
                                       ======         =======        =======       ======    =======      =======


                                                                     At June 30,
                                     ---------------------------------------------------------------------------------
                                                       1997                                  1996
                                     ----------------------------------------    -------------------------------------


                                                                    Percent of                            Percent of
                                                     Percent of      Loans in               Percent of     Loans in
                                                     Allowance        Each                  Allowance        Each
                                                      to Total      Category to              to Total    Category to
                                       Amount        Allowance      Total Loans    Amount   Allowance    Total Loans
                                       ------        ---------      -----------    ------   ---------    -----------
                                                                (Dollars in thousands)
Real estate mortgage loans             $  911          52.87%         82.25%       $  836     66.40%       84.86%
Consumer loans                            432          25.07          17.04           275     21.84        14.62
Commercial loans                            7           0.41           0.71            11      0.87         0.52
Unallocated                               373          21.65             --           137     10.89           --
                                       ------         ------         ------        ------    ------       ------
 Total allowance for loan losses       $1,723         100.00%        100.00%       $1,259    100.00%      100.00%
                                       ======         =======        =======       ======    =======      =======


                                                    At June 30,
                                     -------------------------------------------
                                                       1995
                                     -------------------------------------------


                                                                    Percent of
                                                     Percent of      Loans in
                                                     Allowance        Each
                                                      to Total      Category to
                                       Amount        Allowance      Total Loans
                                       ------        ---------      -----------
                                                (Dollars in thousands)
Real estate mortgage loans             $  779          65.68%         82.74%
Consumer loans                            286          24.11          16.63
Commercial loans                           12           1.01           0.63
Unallocated                               109           9.20             --
                                       ------         ------         ------
 Total allowance for loan losses       $1,186         100.00%        100.00%
                                       ======         =======        =======

Real Estate Owned. At June 30, 1999, the Association had no REO in its portfolio. When the Association does acquire property through foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value of the related assets at the date of foreclosure, less costs to sell. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, the Association provides for a specific valuation allowance and charges operations for the diminution in value.

Investment Activities

The Board of Directors of the Association sets the investment policy and procedures of the Company and the Association. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements and, to a lesser extent, potential return on the investments. In pursuing these objectives, the Company and the Association consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. While the Board of Directors has final authority and responsibility for the securities investment portfolio, the Association has established an Investment Committee comprised of the Chief Executive Officer, the Chief Financial Officer and at least one member of the Board of Directors to supervise investment activities.
A chief investment officer is appointed annually to oversee daily investment activities. The Investment Committee meets quarterly and evaluates all investment activities for safety and soundness, adherence to the Association's investment policy, and assurance that authority levels are maintained.

The Association currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative financial instruments. Similarly, the Association does not invest in mortgage-related securities which are deemed to be "high risk," or purchase bonds which are not rated investment grade.

On October 1, 1998, the Company adopted SFAS No, 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 allowed the Company a one-time reclassification of securities held to maturity to classification as available for sale or trading. The Association transferred securities with an amortized cost of $27.0 million previously classified as held to maturity to available for sale upon adoption. The unrealized gain on the securities transferred totaled $260,000.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages.
The issuers of such securities (generally U.S. Government agencies and government-sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Association. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. The Association estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio excluding FHLB stock. The actual maturity of a mortgage-backed security, however, may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because, to the extent that the Association's mortgage-backed securities prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Investment Securities. At June 30, 1999, the Association's investment securities portfolio totaled $34.7 million. Such portfolio primarily consists of short- to medium-term (maturities of one to five years) U.S. Treasuries, agency securities and municipal obligations.

The following table sets forth the composition of the Association's investment and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

                                                                                      At June 30,
                                                  --------------------------------------------------------------------------------
                                                            1999                         1998                       1997
                                                  ------------------------- ---------------------------- -------------------------
                                                                 Percent of                  Percent of                 Percent of
                                                    Amount         Total        Amount          Total      Amount         Total
                                                    ------       ----------     ------       ----------    ------       ---------
                                                                                (Dollars in thousands)
Available for sale:
U.S. Government agencies                          $ 22,074           8.86%    $ 15,797           6.60%    $ 33,678          13.60%
Obligations of states and political subdivisions     6,694           2.69          853           0.36          838           0.34
FHLB stock                                           5,947           2.39        4,415           1.84        4,893           1.98
Marketable equity securities                             -              -            -              -        2,980           1.20
                                                  --------         ------     --------         ------     --------         ------
 Total investment securities                        34,715          13.94       21,065           8.80       42,389          17.12
                                                  --------         ------     --------         ------     --------         ------
Mortgage-backed securities:
   GNMA                                             45,389          18.22       37,714          15.75       39,823          16.09
   FNMA                                             73,755          29.60       50,518          21.09       57,888          23.38
   FHLMC                                            94,636          37.98      100,898          42.13       60,891          24.60
   Other mortgage-backed securities                    664           0.26          990           0.41        1,686           0.68
                                                  --------         ------     --------         ------     --------         ------
   Total mortgage-backed securities                214,444          86.06      190,120          79.38      160,288          64.75
                                                  --------         ------     --------         ------     --------         ------
Total securities available for sale               $249,159         100.00%     211,185          88.18      202,677          81.87
                                                  ========                    --------                    --------
Held to maturity:
U.S. Treasury securities                                 -              -        6,005           2.52       14,005           5.66
U.S. Government agencies                                 -              -        4,147           1.73        4,239           1.71
Obligations of states and political subdivisions         -              -          364           0.15          405           0.16
                                                                              --------         ------     --------         ------
 Total investment securities                             -              -       10,516           4.40       18,649           7.53
                                                                              --------                    --------
Mortgage-backed securities:
 GNMA                                                    -              -        1,512           0.63        1,943           0.78
 FNMA                                                    -              -       16,267           6.79       24,283           9.82
                                                                              --------         ------     --------         ------
   Total mortgage-backed securities                      -              -       17,779           7.42       26,226          10.60
                                                                              --------         ------     --------         ------
Total securities held to maturity                        -              -       28,295          11.82       44,875          18.13
                                                                              --------         ------     --------         ------
Total securities                                  $249,159         100.00%    $239,480         100.00%    $247,552         100.00%
                                                  ========                    ========         ======     ========         ======

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's securities portfolio, excluding FHLB stock.


                                                                                 At June 30, 1999
                                               ------------------------------------------------------------------------------------
                                                                                     More than One           More than Five
                                                        One Year or Less          Year to Five Years       Years to Ten Years
                                               ------------------------------------------------------------------------------------
                                                                    Weighted                 Weighted                 Weighted
                                                     Carrying        Average     Carrying     Average     Carrying     Average
                                                       Value          Yield       Value        Yield       Value        Yield
                                               ------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Available for sale:
U.S. Government agencies                                 $10,158        6.05%     $11,916        5.24%    $      -           -%
Obligations of state and political subdivisions              336        8.41        3,219        7.68        3,139        7.07
Mortgage-backed securities:
    GNMA                                                       -           -            -           -        1,146        8.55
    FNMA                                                       -           -            -           -       18,211        6.33
    FHLMC                                                      -           -        3,566        7.30       12,507        6.47
    Other mortgage-backed securities                           -           -            -           -            -           -
                                                         -------                  -------                  -------
         Total securities available for sale             $10,494        6.12      $18,701        6.05      $35,003        6.30
                                                         =======                  =======                  =======

                                                                   At June 30, 1999
                                               ---------------------------------------------------------

                                                      More than Ten Years               Total
                                               ---------------------------------------------------------
                                                                    Weighted                 Weighted
                                                     Carrying        Average     Carrying     Average
                                                       Value          Yield       Value        Yield
                                               ---------------------------------------------------------
                                                                 (Dollars in thousands)
Available for sale:
U.S. Government agencies                               $      -          -%     $ 22,074       5.61%
Obligations of state and political subdivisions               -          -         6,694       7.43
Mortgage-backed securities:
    GNMA                                                 44,243       6.81        45,389       6.85
    FNMA                                                 55,545       6.23        73,756       6.25
    FHLMC                                                78,562       6.43        94,635       6.47
    Other mortgage-backed securities                        664      10.03           664      10.03
                                                       --------                 --------    -------
         Total securities available for sale           $179,014       6.48      $243,212       6.40
                                                       ========                 ========


Sources of Funds

General. Deposits, loan repayments, cash flows generated from operations (primarily cash basis net income) and FHLB advances are the primary sources of the Association's funds for use in lending, investing and for other general purposes.

Deposits. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposit accounts consist of savings, retail checking/NOW accounts, business checking accounts, money market accounts, club accounts and certificate of deposit accounts. The Association offers jumbo certificates and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

Although the Association has a significant portion of its deposits in core deposits, management monitors activity on the Association's core deposits and, based on historical experience and the Association's current pricing strategy, believes it will continue to retain a large portion of such accounts. The Association is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Association's deposits are obtained predominantly from the areas in which its branch offices are located. The Association relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Association's ability to attract and retain deposits. The Association uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its primary market area. While jumbo certificates are accepted by the Association, and may be subject to preferential rates, the Association does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. The Association's policies do not permit the use of brokered deposits.

     The following table presents the deposit activity of the Association for the periods indicated.


                                                                For the  Years Ended
                                                                      June 30,
                                                   -----------------------------------------------

                                                         1999            1998             1997
                                                   -------------    -------------   --------------

                                                                    (In thousands)

Beginning balance                                       $435,462         $412,934         $391,715

Net deposits (withdrawals)                               (25,121)           2,579            2,538

Interest credited on deposit accounts                     18,884           19,949           18,681
                                                        --------         --------         --------
Total increase (decrease] in deposit accounts             (6,237)          22,528           21,219
                                                        --------         --------         --------
                                                        $429,225         $435,462         $412,934
  Ending balance                                        ========         ========         ========



At June 30, 1999, the Association had outstanding $50.9 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:


                                                                               Weighted
              Maturity Period                              Amount            Average Rate
--------------------------------------------         ----------------    -------------------
                                                              (Dollars in thousands)

Three months or less                                     $ 9,505                   5.50%

Over three through six months                              7,579                   5.21

Over six through 12 months                                17,874                   5.41

Over 12 months                                            15,896                   5.57
                                                         -------

  Total                                                  $50,854                   5.48
                                                         =======

The following table sets forth the distribution of the Association's deposit accounts at June 30, 1999 and the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

                                                      At June 30, 1999                 For the Year Ended June 30, 1999
                                             -----------------------------------      -----------------------------------
                                                            Percent     Weighted                     Percent     Weighted
                                                            of Total    Average         Average      of Total    Average
                                              Balance       Deposits      Rate          Balance      Deposits      Rate
                                              -------      ---------    --------        -------      --------    ---------
                                                                       (Dollars in thousands)

Noninterest bearing demand                    $  5,740       1.34%            -%       $  6,027       1.39%            -%
NOW and money market                           112,776      26.27          3.10         114,876      26.43          3.23
Savings                                         66,629      15.52          2.02          67,145      15.45          2.18
Certificates of deposit                        244,080      56.87          5.26         246,584      56.73          5.56
                                              --------     ------                      --------     ------
    Total deposits                            $429,225     100.00%         4.16        $434,632     100.00%         4.69
                                              ========     ======                      ========     ======

                                               For the Year Ended June 30, 1998         For the Year Ended June 30, 1997
                                             -----------------------------------      -----------------------------------
                                                            Percent     Weighted                     Percent     Weighted
                                              Average       of Total    Average         Average      of Total    Average
                                              Balance       Deposits      Rate          Balance      Deposits      Rate
                                              -------      ---------    --------        -------      --------    ---------
                                                                       (Dollars in thousands)

Noninterest bearing demand                    $  4,560       1.08%            -%       $  3,681       0.92%            -%
NOW and money market                            95,871      22.80          3.44          84,388      21.15          3.20
Savings                                         68,945      16.40          2.41          72,132      18.08          2.47
Certificates of deposit                        251,130      59.72          5.93         238,859      59.85          5.87
                                              --------     ------                      --------     ------
    Total deposits                            $420,506     100.00%         4.72        $399,060     100.00%         4.64
                                              ========     ======                      ========     ======

     The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.



                                                      Period to Maturity from June 30, 1999
                                 --------------------------------------------------------------------------------
                                 Less than      One to         Two to Three     Three to     Four to     Over Five   Total at June
                                  One Year     Two Years          Years        Four Years   Five Years     Years       30, 1999
                                 ---------     ---------       ------------     --------    ----------   ---------   -------------
                                                                    (Dollars in thousands)
Certificate accounts:
       0 to 4.00%               $  7,809       $    67          $   916          $1,787      $    -         1,098      $ 11,677
    4.01 to 5.00%                 46,291        13,861            4,224             656         148           790        65,970
    5.01 to 6.00%                 79,299        35,168            9,021           1,294         842         4,528       130,152
    6.01 to 7.00%                 17,011         3,226            1,609             527         485         9,686        32,544
    7.01 to 8.00%                  1,265            22                -               -           -             2         1,289
    8.01 to 9.00%                  2,448             -                -               -           -             -         2,448
                                --------        ------           ------          ------      ------        ------      --------
      Total at June 30, 1999    $154,123       $52,344          $15,770          $4,264      $1,475       $16,104      $244,080
                                =======        =======          =======          ======      ======       =======      ========

Borrowings. The Association's policy has been to utilize borrowings as an alternative and/or less costly source of funds. The Association obtains advances from the FHLB of Cincinnati, which are collateralized by the capital stock of the Federal Home Loan Bank ("FHLB") of Cincinnati held by the Association, and certain mortgage loans of the Association. The Association also borrows funds through reverse repurchase agreements with the FHLB of Cincinnati and primary broker/dealers. Advances from the FHLB of Cincinnati are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB of Cincinnati will advance to member institutions, including the Association, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Cincinnati and the OTS. The maximum amount of FHLB of Cincinnati advances permitted to a member institution generally is reduced by borrowings from any other source. At June 30, 1999, the Association's FHLB of Cincinnati advances totaled $94.8 million.

During the year ended June 30, 1999, the Association continued to borrow funds from primary broker/dealers. The borrowings are collateralized by designated mortgage-backed securities and investment securities. The total of these borrowings at June 30, 1999, was $54.4 million. The Association has the right to freely substitute collateral as long as the margin is at least 95% of all outstanding borrowings, including accrued interest. The Association has used these repurchase agreements in arbitrage strategies, using the funds to purchase a mix of fixed and adjustable rate mortgage-backed securities, to generate a spread of approximately 100 to 120 basis points, as well as to help reduce the Association's interest rate risk.

The Association also has an available overnight line-of-credit with the FHLB of Cincinnati for a maximum of $50.0 million. There was no fee for the line-of-credit for the year ended June 30, 1999. The Association may continue to increase borrowings in the future to fund asset growth. To the extent it does so, the Association may experience an increase in its cost of funds.

Personnel

As of June 30, 1999, the Association had 167 full-time employees and 31 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.


                           FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Association will report their income on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has been audited by the IRS for the 1992 and 1993 tax years.

Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which are deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions. To the extent that the Association makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Association makes a "non-dividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 34% corporate income tax rate (exclusive of state and local taxes). See "Regulation" and "Dividend Policy" for limits on the payment of dividends of the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Association over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Association currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

Ohio Taxation

The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 and (ii) 0.582% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

Ohio corporation franchise tax law is scheduled to change markedly as a consequence of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect the Company.

The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Association's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Delaware Taxation

As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

                                   REGULATION

General

The Association is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Association is a member of the FHLB System. The Association's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Association's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to the Association and to the Company are referred to below.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 1999, the Association was in compliance with this regulation.

Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 1999, the Association met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before (i) any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution, or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If the Association's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice.

Liquidity. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1999, the Association was in compliance with the applicable regulatory liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly Thrift Financial Report.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The Association's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association's total capital and surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establish criminal penalties for certain violations.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Effective April 1, 1999, however, the minimum leverage ratio increased to 4% for all institutions except those with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage
(core) capital ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder's equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The final interest rate risk rule also adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component.

At June 30, 1999, the Association met each of its capital requirements, in each case on a fully phased-in basis.

Prompt Corrective Regulatory Action

Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Association's latest CRA rating received from the OTS was "Satisfactory."

Federal Home Loan Bank System

The Association is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Association, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Association was in compliance with this requirement at June 30, 1999. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At June 30, 1999, the Association had $94.8 million in FHLB advances.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, the Association's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Association.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.8 million, the reserve requirement is $1.4 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Association is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Association's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Association must notify the OTS 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Previously proposed legislation would have treated all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Federal Securities Laws

The Company's Common Stock has been registered with the SEC under the Exchange Act. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of the Company's Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by the Company to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.



Item 2. Properties

The Association owns its main office building. At June 30, 1999, the Association owned three of its branch offices. The remaining eight branch offices and all six of the loan production offices were leased. At June 30, 1999, the net book value of the Association's investment in premises, equipment and leaseholds, excluding computer equipment and software, was approximately $6.6 million.

On July 28, 1999, the Company announced plans to construct a new corporate headquarters in Warren, OH. The Company had been evaluating alternatives to its existing facility for several years and came to the conclusion that a new facility would be needed to handle anticipated growth and to provide efficiencies in operations. Final construction plans are still being evaluated with no timetable established. Based on current designs, the new facility is estimated to cost $11.9 million.

Item 3. Legal Proceedings

From time to time, the Association is involved either as a plaintiff or defendant in various legal proceedings which arise during the normal course of business. Currently, the Association is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.


PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

The information under the caption "Market Prices and Dividends Declared" in the 1999 Annual Report to Shareholders is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6. Selected Financial Data

The information contained in the Annual Report to Shareholders under the caption "Selected Financial Data and Other Data" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the Annual Report under the caption "Asset and Liability Management and Market Risk" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Prior to the year ended June 30, 1998, the Association's financial statements were audited by Packer, Thomas & Co. As a result of the Association's decision to convert, the Association decided on June 29, 1998 to dismiss Packer, Thomas & Co. and to engage Crowe, Chizek and Company LLP as the independent auditors of the Association. The decision to change auditors was recommended by the Audit Committee and was approved by the Board of Directors. Accordingly, the statements of income, retained earnings and cash flows for the year ended June 30, 1997, were audited by Packer, Thomas & Co. The independent auditors' report on the financial statements for the year ended June 30, 1997 did not contain an adverse opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company and the Association

The following table sets forth certain information regarding executive officers of the Company and the Association at June 30, 1999 who are not also directors.

                           Age at              Positions Held with Company
        Name           June 30, 1999                and Association
        ----           -------------           ---------------------------

Richard K. Smith             41            Vice President and Treasurer of
                                           the Company and Sr. Vice
                                           President of the Association

Dominique K. Stoeber         35            Corporate Secretary of the
                                           Company and Sr. Vice
                                           President of the Association

R. Patrick Wilkinson         51            Sr. Vice President of the Association

Brian E. Hoopes              41            Sr. Vice President of the Association

James H. Ditch               52            Sr. Vice President of the Association


Richard K. Smith, a certified public accountant, joined the Association in 1990 as Assistant Vice President-Financial. In January 1995, he was named Vice President-Treasurer. His primary areas of responsibility are overseeing financial and regulatory reporting, investment policy, interest rate risk policy and internal controls. Mr. Smith has Bachelor of Science degrees in Accounting and Industrial Management from the University of Akron.

Dominique K. Stoeber joined the Association in 1990 as Personnel Manager. In July 1992, she was promoted to Director of Human Resources. In December 1998, she was made Senior Vice President of Administrative Services and was also promoted to the position of Corporate Secretary of First Place Financial Corp. Mrs. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

R. Patrick Wilkinson has been with the Association since 1973. He served in various positions until he was named Vice President of the Retail Division in 1987. His responsibilities are primarily to plan, develop and implement policies and procedures in support of the Association's retail function, including branch operations and general services.

Brian E. Hoopes joined the Association in August 1998 as Vice President-Banking Systems. He was previously employed with Michelin Tire Corporation for the past 18 years in positions responsible for electronic data processing and financial operations. His most recent position there was Project Manager for the installation of a new financial software package in North America.

James H. Ditch joined the Association in November 1998 as Sr. Vice President-Lending and is responsible for all areas of lending. Prior to joining the Association, he was Senior Vice President of Lending with Signal Bank (formerly known as First Federal Savings and Loan Association of Wooster) where he had worked for 26 years. Mr. Ditch has a Bachelor of Business Administration degree from Ohio University.

Directors of the Company and the Association

Information concerning Directors of the Company and the Association is incorporated herein by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on September 30, 1999.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on September 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on September 30, 1999.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on September 30, 1999.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  (1) Financial Statements

The following information appearing in the Company's Annual Report to Stockholders for the year ended June 30, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                       Pages in
Annual Report Section                                Annual Report
---------------------                                -------------

Selected Financial Data and Other Data                      1-2

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                      3-12

Independent Auditors' Report                                 13

Consolidated Statements of Financial Condition as of
  June 30, 1999 and 1998                                     14

Consolidated Statements of  Income for Years Ended
  June 30, 1999, 1998 and 1997                               15

Consolidated Statements of Changes in Shareholders'
  Equity for Years Ended June 30, 1999, 1998 and 1997        16

Consolidated Statements of Cash Flows for Years Ended
  June 30, 1999, 1998 and 1997                            17-18

Notes to Consolidated Financial Statements                19-36

With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1999, is not deemed filed as part of this Annual Report on Form 10-K.

(a)  (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)  (3) Exhibits

Regulation                                                                   Reference to Prior Filing
S-K Exhibit                                                                      or Exhibit Number
Number                                 Document                                   Attached Herein
-----------                            --------                              -------------------------

    2               Plan of acquisition, reorganization,
                     arrangement, liquidation or succession                            None
    3(i)            Articles of Incorporation                                           *
    3(ii)           Bylaws                                                              *
    4               Instruments defining the rights of security holders,
                     including indentures                                               *
    9               Voting trust agreement                                             None
   10               Material contracts
                     Executive Compensation Plans and Arrangements                      *
                     Employment Contracts                                               *
   11               Statement re: computation of per share earnings                    None
   13               Portions of the 1999 Annual Report to stockholders                  13
   16               Letter re: change in certifying accountant                         None
   18               Letter re: change in accounting principles                         None
   20               Proxy Statement for 1999 Annual Meeting of Stockholders             **
   21               Subsidiaries of registrant                                          21
   22               Published report regarding matters submitted to vote
                     of security holders                                               None
   23               Consents of experts and counsel                                    None
   27               Financial Data Schedule                                             27

* Filed as exhibits to the Company's Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

** Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on September 30, 1999.

(b)  Reports on Form 8-K

During the quarter ended on June 30, 1999, the Company filed a report on Form 8-K on April 22, 1999, announcing third quarter earnings. On June 30, 1999, the Company filed a report on Form 8-K to declare its first quarterly dividend.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 First Place Financial

                                            By:  /s/ Steven R. Lewis
                                                 Steven R. Lewis, President and
                                                 ------------------------------------
                                                 Chief Executive Officer
                                                 (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Steven R. Lewis                              /s/ Richard K. Smith
-----------------------------------              ------------------------------------
Steven R. Lewis, President,                      Richard K. Smith, Vice President and
Chief Executive Officer and Director             Treasurer
(Principal Executive Officer)                    (Principal Financial and Accounting Officer)
Date: September 23, 1999                         Date: September 23, 1999


/s/ George J. Gentithes                          /s/ Robert S. McGeough
-----------------------------------              ------------------------------------
George J. Gentithes, Director                    Robert S. McGeough, Director
Date: September 23, 1999                         Date: September 23, 1999


/s/ Robert P. Grace                              /s/ E. Jeffrey Rossi
-----------------------------------              ------------------------------------
Robert P. Grace, Director                        E. Jeffrey Rossi, Director
Date: September 23, 1999                         Date: September 23, 1999


/s/ Thomas M. Humphries                          /s/ Paul A.  Watson
-----------------------------------              ------------------------------------
Thomas M. Humphries, Director                    Paul A. Watson, Chairman of the Board
Date: September 23, 1999                         Date: September 23, 1999


                                                 /s/ William W. Watson
                                                 ------------------------------------
                                                 William W.  Watson, Director
                                                 Date: September 23, 1999