Form 10-Q
period 1999-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 1999-11-12
CIK 1068912

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _________________

                         Commission File Number 0-25049

                          FIRST PLACE FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Delaware                                  34-1880130
              --------                                  ----------
(State or other jurisdiction of            (IRS Employer Identification Number)
           incorporation)

    185 E. Market Street, Warren, OH                       44482
    --------------------------------                      --------
(Address of principal executive offices)                 (Zip Code)

                                (330) 373-1221
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X           No
        -----------       ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                11,241,250 common shares as of October 31, 1999

                               TABLE OF CONTENTS


                                                                           Page
                                                                          Number
PART I.    FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

             Condensed Consolidated Statement of Financial Condition
             As of September 30, 1999 and June 30, 1999..................    3

             Condensed Consolidated Statement of Operations for the Three
             Months Ended September 30, 1999 and 1998....................    4

             Condensed Consolidated Statement of Comprehensive Income for
             The Three Months Ended September 30, 1999 and 1998..........    5

             Condensed Consolidated Statement of Changes in Shareholder's
             Equity For the Three Months Ended September 30,1999.........    5

             Condensed Consolidated Statement of Cash Flows for the
             Three Months Ended September 30, 1999 and 1998..............    6

             Notes to Consolidated Financial Statements..................  7-8

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............  9-11

PART II.  OTHER INFORMATION

   Item 1.   Legal Proceedings...........................................    11

   Item 2.   Changes in Securities.......................................    11

   Item 3.   Defaults Upon Senior Securities.............................    11

   Item 4.   Submission of Matters to a Vote of Security Holders.........    11

   Item 5.   Other Information...........................................    11

   Item 6.   Exhibits and Reports on Form 8-K............................    11

SIGNATURES...............................................................    11

Part 1.  FINANCIAL INFORMATION

Item 1.     Financial Statements

                          FIRST PLACE FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                    September 30,      June 30,
(Dollars in thousands)                                                  1999             1999
--------------------------                                          -------------      --------
ASSETS:
  Cash and cash equivalents                                               $6,693        $5,849
  Interest-bearing deposits                                               28,184        22,869
  Securities available for sale                                          260,172       249,159
  Loans receivable, net                                                  487,054       453,791
  Loans available for sale                                                   565           945
  Premises and equipment, net                                              6,047         6,181
  Other assets                                                             7,193         8,538
                                                                        --------      --------
       TOTAL ASSETS                                                      795,908       747,332
                                                                        ========      ========

LIABILITIES:
  Deposits                                                               438,681       429,225
  Repurchase agreements                                                   74,430        54,430
  Federal Home Loan Bank advances                                        120,964        94,811
  Advances by borrowers for taxes and insurance                            1,395         2,348
  Other liabilities                                                        8,474         8,464
                                                                        --------      --------
       TOTAL LIABILITIES                                                 643,944       589,278

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value:
    Authorized 3,000,000 shares; none outstanding
  Common stock, $.01 par value:
    33,000,000 shares authorized; 11,241,250 shares issued                   112           112
  Paid in capital                                                        110,262       110,230
  Retained earnings                                                       60,666        59,042
  Unrealized gain on available for sale securities, net                   (4,876)       (2,637)
  Common stock purchased by:
    Recognition and retention plans                                       (5,657)
    Employee Stock Ownership Plan                                         (8,543)       (8,693)
                                                                        --------      --------
       TOTAL SHAREHOLDERS' EQUITY                                        151,964       158,054
                                                                        --------      --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $795,908      $747,332
                                                                        ========      ========

                See notes to consolidated financial statements

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                               Three months ended
                                                                  September 30,
(Dollars in thousands)                                       1999              1998
-------------------------------                        ----------------  ---------------
INTEREST INCOME:
       Loans                                                 $9,098            $7,388
       Securities                                               707               482
       Mortgage-backed and related securities                 3,594             3,345
                                                       ----------------  ---------------
          TOTAL INTEREST INCOME                              13,399            11,215

INTEREST EXPENSE:
       Deposits                                               4,587             5,134
       FHLB advances                                          1,350               686
       Repurchase agreements                                    853               880
                                                       ----------------  ---------------
          TOTAL INTEREST EXPENSE                              6,790             6,700

NET INTEREST INCOME                                           6,609             4,515

PROVISION FOR LOAN LOSSES                                       169               183
                                                       ----------------  ---------------

NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                        6,440             4,332

NON INTEREST INCOME:
       Service charges                                          346               322
       Gains (losses) on securities
          available for sale, net                                 0                 0
       Gain on sale of loans                                     79                 0
       Other                                                    134               136
                                                       ----------------  ---------------
          TOTAL NON INTEREST INCOME                             559               458

NON INTEREST EXPENSE:
       Salaries and benefits                                  2,012             1,524
       Occupancy and equipment                                  512               434
       Federal deposit insurance premiums                        60                64
       Franchise taxes                                          204               205
       Other                                                    697               673
                                                       ----------------  ---------------
          TOTAL NON INTEREST EXPENSE                          3,485             2,900
                                                       ----------------  ---------------

INCOME (LOSS) BEFORE INCOME TAX                               3,514             1,890

PROVISION FOR INCOME TAX                                      1,114               643
                                                       ----------------  ---------------

NET INCOME (LOSS)                                            $2,400            $1,247
                                                       ================  ===============

Basic earnings per share                                      $0.24               N/A

Diluted earnings per share                                    $0.24               N/A


                See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                    Three Months
                                                        Ended
                                                    September 30,
(Dollars in thousands)                          1999             1998
---------------------------                 -------------    -------------
Net Income                                      $2,400           $1,247

Change in unrealized gains(losses)
   on available for sale securities, net        (2,239)             501
                                            -------------    -------------
Comprehensive Income                              $161           $1,748
                                            =============    =============


                          FIRST PLACE FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                   Three months ended
                                                      September 30,
(Dollars in thousands)                            1999             1998
---------------------------                   -------------    -------------

Balance at July 1,                              $158,054         $59,357

Net Income (Loss)                                  2,400           1,247

Dividends paid                                      (776)

Amortization of ESOP expense                         150

Purchase of Incentive Plan shares                 (5,955)

Amortization of Incentive Plan expense               298

Difference between average fair value per
   share and cost per share on ESOP shares
   committed to be released                           32

Change in fair value of
  securities available for sale, net              (2,239)            501
                                              -------------    -------------
Balance at September 30,                        $151,964         $61,105
                                              =============    =============

                See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three months ended
                                                                    September 30,
(Dollars in thousands)                                          1999              1998
--------------------------                                -----------------  ----------------
Cash flows from operating activities:
                 Net cash from operating activities             5,584             2,745

Cash flows from investing activities:
    Investment and mortgage-backed securities
     available for sale
         Proceeds from sales
         Proceeds from maturities, calls
          and principal paydowns                               11,480            12,143
         Purchases                                            (25,545)                0
    Investment and mortgage-backed securities
     held to maturity
         Proceeds from maturities, calls
          and principal paydowns                                                  1,226
    Net decrease (increase) in interest bearing deposits       (5,315)            1,463
    Purchases of Federal Home Loan Bank Stock                    (101)                0
    Net increase in loans                                     (33,111)          (32,216)
    Premises and equipment expenditures, net                      (73)             (130)
                                                          -----------------  ----------------
         Net cash from investing activities                   (52,665)          (17,514)
                                                          -----------------  ----------------

Cash flows from financing activities:
    Net change in deposits                                      9,456             1,920
    Net change in advances by borrowers
       for taxes and insurance                                   (953)             (591)
    Net change in repurchase agreements                        20,000                 0
    Net change in FHLB advances                                26,153            12,874
    Purchase of Incentive Plan shares                          (5,955)                0
    Dividends paid                                               (776)                0
                                                          -----------------  ----------------
         Net cash from financing activities                    47,925            14,203
                                                          -----------------  ----------------

Net change in cash and cash equivalents                           844              (566)

Cash and cash equivalents at beginning of year                  5,849             6,668
                                                          -----------------  ----------------

Cash and cash equivalents, end of period                       $6,693            $6,102
                                                          =================  ================

Supplemental disclosures of cash flow information:

         Cash payments of interest expense                     $6,609            $6,696
         Cash payments of income taxes                            845                25

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

Earnings per Share:

Both basic and diluted earnings per share for the three months ended September 30, 1999, were calculated using 10,018,153 average shares outstanding for the quarter. Earnings per share are not presented for prior periods, as there was no common stock issued or outstanding.

Reporting Comprehensive Income:

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. The statement requires that companies report all items that are recognized as components of comprehensive income under accounting standards. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net unrealized gains or losses on securities available for sale for the period. Comprehensive income for the three-month period ended September 30, 1999 and 1998 is presented in the Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

General. Total assets at September 30, 1999, increased to $795.9 million compared to $747.3 million at June 30, 1999, an increase of $48.6 million, or 6.5%. The increase was primarily attributable to growth in the loan portfolio along with an increase in available for sale securities. Funding for the increase in loans and securities was primarily provided by an increase in borrowings.

Interest-bearing deposits. Total interest-bearing deposits increased to $28.2 million at September 30, 1999 compared to $22.9 million at June 30, 1999. This increase was due to a decision by management to maintain additional liquidity during the last quarter of 1999.

Securities. The securities portfolio increased $11.0 million, or 4.4%, for the first three months of fiscal year 2000 and totaled $260.2 million at September 30, 1999. The increase during this period resulted primarily from purchases of floating rate agency securities.

Loans. Net loans receivable increased $33.3 million dollars, or 7.3%, from
$453.8 million at June 30, 1999 to $487.1 million at September 30, 1999.   This
growth was primarily due to growth in residential mortgage loans along with slight increases in consumer, multi-family and commercial real estate loans.

Deposits. Deposits increased from $429.2 million at June 30, 1999, to $438.7 million at September 30, 1999. The increase was primarily due to growth in certificates of deposit.

Repurchase Agreements. Repurchase agreements increased from $54.4 million at June 30, 1999, to $74.4 million at September 30, 1999. This increase was used to fund the increases in loans and securities with longer term fixed rate contracts.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $26.2 million from $94.8 million at June 30, 1999, to $121.0 million at September 30, 1999. Advances also increased to fund loan and security growth.

Shareholders' Equity. Total shareholders' equity declined to $152.0 million at September 30, 1999 from $158.1 million at June 30, 1999. This decline was primarily the result of the Company's purchase of 4% of its outstanding stock to fund the First Place Financial Corp. 1999 Incentive Plan. The plan was approved by shareholders at a special, shareholders' meeting held on July 2, 1999.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 and 1998

General. The Company reported earnings of $2.4 million for the three months ended September 30, 1999, or 24 cents per basic and diluted share. This compares with earnings of $1.2 million for the three months ended September 30, 1998.

Net Interest Income. Net interest income increased $2.1 million, or 46.4%, to $6.6 million for the three months ended September 30, 1999 compared to $4.5 million for the three months ended September 30, 1998. The increase in net interest income was the result of both the growth in the earning assets of the Company along with an increase in the net interest margin. The increase in both earning assets and net interest margin was primarily driven by the Company's conversion to a stock form of ownership on December 31, 1998 which raised approximately $93 million net of conversion expenses

Provision for Loan Losses. The provision for loan losses totaled $169,000 for the three months ended September 30, 1999, compared to $183,000 for the three months ended September 30, 1998. The provision reflects the continued growth in residential mortgages. The allowance for loan losses to total loans was 0.75% at September 30, 1999, compared to 0.81% at September 30, 1998. The allowance for loan losses to nonperforming loans was 217.5% at September 30, 1999 and 243.8% at September 30, 1998

Non Interest Income. For the three months ended September 30, 1999, non interest income increased $101,000 to $559,000 from $458,000 for the three months ended September 30, 1998. This increase is primarily due to the secondary market mortgage operation in Akron that opened in March of 1999. This operation generated gains of $79,000 for the three months ended September 30, 1999. In addition to the income generated by the sale of mortgages, service charges increased $24,000 for the three months ended September 30, 1999 compared to the same period a year ago. This increase was due to continued growth in both the number of checking accounts as well as the fee income generated by each account.

Non Interest Expense. Non interest expense totaled $3.5 million for the three months ended September 30, 1999, an increase of $585,000 over the same period a year ago. Approximately $300,000 of this increase was due to the adoption of the First Place Financial Corp. 1999 Incentive Plan. Additional factors for the increase in non interest expense include the expense related to the ESOP and the additional personnel expense associated with the openings of the loan production offices in Akron, Newark, Mt. Vernon and Medina.

Income Taxes. The provision for income taxes totaled $1.1 million for the three months ended September 30, 1999, compared to $643,000 for the three months ended September 30, 1998. This increase was due to greater income before tax expense in the current period.

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

At September 30, 1999, the Company's equity to total assets totaled 19.09% compared to 9.72% at September 30, 1998.

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

Through the establishment of a Year 2000 task force, the Company has conducted a comprehensive review of all of its information technology and non-information technology systems to identify potential Year 2000 problems. To facilitate the review of all systems, the task force utilized the guidelines issued by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC outline breaks the resolution of Year 2000 problem into phases which are as follows:
Awareness, Assessment, Renovation, Validation and Implementation. All of these phases were completed by June 30, 1999.

The Company has additionally developed contingency plans for all mission critical systems and applications. The contingency plans encompass not only potential internal disruptions but also the possible external disruptions associated with utilities and other essential services. The plans detail procedures that the Company will follow to allow for the delivery of products and services to our customers should problems occur.

The Company has spent approximately $600,000 related to Year 2000 issues.

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

PART II.   OTHER INFORMATION

Item 1    Legal Proceedings - None to be reported.
Item 2    Changes in securities - None to be reported.
Item 3    Defaults on Senior Securities - None to be reported.

Item 4    Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on July 2, 1999 and ratified the First Place Financial Corp. 1999 Incentive Plan. The Incentive Plan authorizes the granting of options to purchase common stock, option-related awards and awards of common stock. Subject to certain adjustments to prevent dilution of awards to participants, the maximum number of shares reserved for awards under the Incentive Plan is 1,573,775 shares, provided such number is not in excess of 14% of the outstanding shares of the common stock as of the effective date of the Incentive Plan. Of the 11,241,250 shares eligible to vote, 7,666,145, or 68% were voted. The number of votes cast for the plan was 6,414,962. The number of votes against was 1,194,188 and the number that abstained was 56,995.

Item 5    Other Information - None to be reported.
Item 6    Exhibits and Reports on Form 8-K

          a.  Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K - On October 21, 1999 the Company filed a Form 8-K disclosing earnings for the quarter ended
              September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FIRST PLACE FINANCIAL CORP.

Date:  November 12, 1999  /s/ Steven R. Lewis          /s/ Richard K. Smith
                          ---------------------        ----------------------
                          Steven R. Lewis, President   Richard K. Smith,
                                                       Vice-President, Treasurer