Form 10-K/A
period 1999-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2000-01-26
CIK 1068912

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

(a)  (3) Exhibits

Regulation                                                                   Reference to Prior Filing
S-K Exhibit                                                                      or Exhibit Number
Number                                 Document                                   Attached Herein
-----------                            --------                              -------------------------

    2               Plan of acquisition, reorganization,
                     arrangement, liquidation or succession                            None
    3(i)            Articles of Incorporation                                           *
    3(ii)           Bylaws                                                              *
    4               Instruments defining the rights of security holders,
                     including indentures                                               *
    9               Voting trust agreement                                             None
   10               Material contracts
                     Executive Compensation Plans and Arrangements                      *
                     Employment Contracts                                               *
   11               Statement re: computation of per share earnings                    None
   13               Portions of the 1999 Annual Report to stockholders                  13
   16               Letter re: change in certifying accountant                         None
   18               Letter re: change in accounting principles                         None
   20               Proxy Statement for 1999 Annual Meeting of Stockholders             **
   21               Subsidiaries of registrant                                          21
   22               Published report regarding matters submitted to vote
                     of security holders                                               None
   23               Consents of experts and counsel                                    None
   27               Financial Data Schedule                                             27
   99               Report of Independent Auditors                                      99

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