Form 10-Q
period 1999-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2000-02-14
CIK 1068912

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

                9,317,250 common shares as of January 31, 2000

                               TABLE OF CONTENTS

                                                                                            Page
                                                                                           Number
PART I.   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Condensed Consolidated Statement of Financial Condition
            As of December 31, 1999 and June 30, 1999.................................        3

            Condensed Consolidated Statement of Operations for the Three and Six
            Months Ended December 31, 1999 and 1998...................................        4

            Condensed Consolidated Statement of Comprehensive Income for
            The Three and Six Months Ended December 31, 1999 and 1998.................        5

            Condensed Consolidated Statement of Changes in Shareholder's Equity
            For the Six Months Ended December 31, 1999................................        5

            Condensed Consolidated Statement of Cash Flows for the Six Months
            Ended December 30, 1999 and 1998..........................................        6

            Notes to Consolidated Financial Statements................................        7-8

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............................        9-10

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.........................................................        11

   Item 2.  Changes in  Securities....................................................        11

   Item 3.  Defaults Upon Senior Securities...........................................        11

   Item 4.  Submission of Matters to a Vote of Security  Holders......................        11

   Item 5.  Other Information.........................................................        11

   Item 6.  Exhibits and Reports on Form  8-K.........................................        11

SIGNATURES............................................................................        11


Part I. FINANCIAL INFORMATION
Item 1.      Financial Statements

                          FIRST PLACE FINANCIAL CORP.
            CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                           December 31,       June 30,
(Dollars in thousands)                                                         1999             1999
============================                                              ===============   ==============
ASSETS:
   Cash and cash equivalents                                                     $10,914           $5,849
   Fed funds sold                                                                 12,229           22,869
   Securities available for sale                                                 248,476          249,159
   Loans receivable, net                                                         516,036          453,791
   Loans available for sale                                                          815              945
   Premises and equipment, net                                                     5,767            6,181
   Other assets                                                                   10,613            8,538
                                                                          ---------------   --------------
        TOTAL ASSETS                                                            $804,850         $747,332
                                                                          ===============   ==============

LIABILITIES:
   Deposits                                                                     $445,240         $429,225
   Repurchase agreements                                                          74,430           54,430
   Federal Home Loan Bank advances                                               142,351           94,811
   Advances by borrowers for taxes and insurance                                   2,619            2,348
   Other liabilities                                                               8,905            8,464
                                                                          ---------------   --------------
        TOTAL LIABILITIES                                                        673,545          589,278

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value:
      Authorized 3,000,000 shares; none outstanding
   Common stock, $.01 par value:
      33,000,000 shares authorized; 11,241,250 shares issued                         112              112
   Additional paid in capital                                                    110,285          110,230
   Retained earnings, substantially restricted                                    62,202           59,042
   Accumulated other comprehensive income                                         (5,019)          (2,637)
   Treasury stock, at cost, 1,874,000 shares at December 31, 1999                (22,523)
   Unearned recognition and retention plan shares                                 (5,359)
   Unearned employee stock ownership plan shares                                  (8,393)          (8,693)
                                                                          ---------------   --------------
        TOTAL SHAREHOLDERS' EQUITY                                               131,305          158,054
                                                                          ---------------   --------------
            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $804,850         $747,332
                                                                          ===============   ==============

See notes to consolidated financial statements

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                           Three months ended               Six months ended
                                                               December 31,                   December 31,
(Dollars in thousands, except per share data)             1999             1998            1999           1998
---------------------------------------------------  ----------------  --------------  -------------  -------------
INTEREST INCOME:
   Loans                                                      $9,707          $7,919        $18,805        $15,306
   Securities                                                    845             593          1,552          1,075
   Mortgage-backed and related securities                      3,447           3,339          7,041          6,685
                                                     ----------------  --------------  -------------  -------------
      TOTAL INTEREST INCOME                                   13,999          11,851         27,398         23,066

INTEREST EXPENSE:
   Deposits                                                    4,800           5,034          9,387         10,169
   FHLB advances                                               1,711           1,032          3,061          1,717
   Repurchase agreements                                         932             855          1,785          1,734
                                                     ----------------  --------------  -------------  -------------
      TOTAL INTEREST EXPENSE                                   7,443           6,921         14,233         13,620

NET INTEREST INCOME                                            6,556           4,930         13,165          9,446

PROVISION FOR LOAN LOSSES                                        214             475            383            658
                                                     ----------------  --------------  -------------  -------------

NET INTEREST INCOME AFTER PROVISION
   FOR LOAN LOSSES                                             6,342           4,455         12,782          8,788

NON INTEREST INCOME:
   Service charges                                               347             344            693            665
   Gains (losses) on securities
      available for sale, net                                     (6)            (40)            (6)           (40)
   Gain on sale of loans                                          96               0            175              0
   Other                                                         136             149            270            285
                                                     ----------------  --------------  -------------  -------------
      TOTAL NON INTEREST INCOME                                  573             453          1,132            910

NON INTEREST EXPENSE:
   Salaries and benefits                                       1,976           1,573          3,988          3,097
   Occupancy and equipment                                       520             477          1,032            911
   Federal deposit insurance premiums                             64              63            124            127
   Franchise taxes                                               204             205            408            409
   Contribution to foundation                                      0           8,026              0          8,026
   Other                                                         920           1,107          1,617          1,781
                                                     ----------------  --------------  -------------  -------------
      TOTAL NON INTEREST EXPENSE                               3,684          11,451          7,169         14,351
                                                     ----------------  --------------  -------------  -------------

INCOME (LOSS) BEFORE INCOME TAX                                3,231          (6,543)         6,745         (4,653)

PROVISION FOR INCOME TAX                                       1,056          (2,224)         2,170         (1,581)
                                                     ----------------  --------------  -------------  -------------

NET INCOME (LOSS)                                             $2,175         ($4,319)        $4,575        ($3,072)
                                                     ================  ==============  =============  =============

Basic earnings per share                                       $0.23             N/A          $0.47            N/A
                                                     ================                  =============

Diluted earnings per share                                     $0.23             N/A          $0.47            N/A
                                                     ================                  =============

Cash dividends declared per share                             $0.075             N/A          $0.15            N/A
                                                     ================                  =============

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                   Three Months                 Six Months
                                                      Ended                        Ended
                                                   December 31,                December 31,
(Dollars in thousands)                          1999          1998          1999           1998
---------------------------                 -------------  ------------ -------------  -------------
Net Income                                        $2,175       ($4,319)       $4,575        ($3,072)

Change in unrealized gains(losses)
   on available for sale securities, net            (143)         (489)       (2,382)            12
                                            -------------  ------------ -------------  -------------

Comprehensive Income                              $2,032       ($4,808)       $2,193        ($3,060)
                                            =============  ============ =============  =============

                          FIRST PLACE FINANCIAL CORP.
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                            IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                                                            Six months ended
                                                                               December 31,
(Dollars in thousands)                                                      1999           1998
---------------------------                                             -------------  -------------
Balance at July 1,                                                          $158,054        $59,357

Net Income (Loss)                                                              4,575         (3,072)

Proceeds from issuance of common stock,
   net of issuance cost                                                                     110,312

Obligation under Employee Stock Ownership Plan                                               (8,993)

Dividends declared and paid                                                   (1,415)

Commitment to release employee stock ownership plan shares                       356

Purchase of recognition and retention shares                                  (5,955)

Commitment to release recognition and retention shares                           595

Treasury stock purchased                                                     (22,523)

Change in fair value of
  securities available for sale, net                                          (2,382)            12
                                                                        -------------  -------------

Balance at December 31,                                                     $131,305       $157,616
                                                                        =============  =============

See notes to consolidated financial statements.

                          FIRST PLACE FINANCIAL CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six months ended
                                                                                December 31,

(Dollars in thousands)                                                      1999              1998
--------------------------                                            -----------------  ---------------
Cash flows from operating activities:
                 Net cash from operating activities                             $8,160          $81,067

Cash flows from investing activities:
    Investment and mortgage-backed securities
     available for sale
         Proceeds from sales                                                    17,069           17,670
         Proceeds from maturities, calls
          and principal paydowns                                                18,225           29,764
         Purchases                                                             (39,044)         (65,349)
    Investment and mortgage-backed securities
     held to maturity
         Proceeds from maturities, calls
          and principal paydowns                                                                  1,226
         Purchases
    Net decrease (increase) in interest bearing deposits                        10,640          (56,571)
    Purchases of Federal Home Loan Bank Stock                                   (1,281)          (1,165)
    Net increase in loans                                                      (62,067)         (62,894)
    Premises and equipment expenditures, net                                      (434)            (270)
                                                                      -----------------  ---------------
         Net cash from investing activities                                    (56,892)        (137,589)
                                                                      -----------------  ---------------

Cash flows from financing activities:
    Net change in deposits                                                      16,015          (13,326)
    Net change in advances by borrowers
       for taxes and insurance                                                     271              273
    Net change in repurchase agreements                                         20,000          (16,000)
    Net change in FHLB advances                                                 47,540          (10,175)
    Purchase of Incentive Plan shares                                           (5,955)
    Treasury stock purchases                                                   (22,523)
    Dividends paid                                                              (1,551)
    Net proceeds from issuance of common stock                                                   93,293
                                                                      -----------------  ---------------
         Net cash from financing activities                                     53,797           54,065
                                                                      -----------------  ---------------

Net change in cash and cash equivalents                                          5,065           (2,457)

Cash and cash equivalents at beginning of year                                   5,849            6,669
                                                                      -----------------  ---------------

Cash and cash equivalents, end of period                                       $10,914           $4,212
                                                                      =================  ===============

Supplemental disclosures of cash flow information:

         Cash payments of interest expense                                     $13,917          $13,678
         Cash payments of income taxes                                           2,045            1,783

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

Earnings per Share:

Both basic and diluted earnings per share for the three months ended December 31, 1999, were calculated using 9,469,662 average shares outstanding. Basic and diluted earnings per share for the six months ended December 31, 1999 were
calculated using 9,743,907 average shares outstanding.   Earnings per share are
not presented for prior periods, as the conversion did not take place until December 31, 1998 rendering the calculation meaningless.

Reporting Comprehensive Income:

In June 1997, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued. The statement requires that companies report all items that are recognized as components of comprehensive income under accounting standards. At the Company, comprehensive income represents net income plus other comprehensive income net of taxes, which consists of the net unrealized gains or losses on securities available for sale for the period. Comprehensive income for the three-month and six-month periods ended December 31, 1999 and 1998 is presented in the Financial Statements.

Accounting for Derivative Instruments and Hedging Activities:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." At that time, management elected to reclassify all held to maturity securities to available for sale as allowed by SFAS No. 133.

Stock Option Plan

On July 2, 1999, the Board of Directors granted options to purchase 1,007,600 shares of common stock at an exercise price of $12.3125 to certain officers and directors of the Association and the Company. An additional 116,525 options remain unallocated. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercised during the three months ended December 31, 1999.

Recognition and Retention Plan

On July 2, 1999, the Board of Directors awarded 449,650 shares to certain directors and officers of the Association and the Company. No shares had previously been awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participants' shares will be deemed to be earned and nonforfeitable upon such date. Compensation expense, which is based upon the cost of the shares, was $298,000 for the three months ended December 31, 1999.

Signing of Agreement and Plan of Merger:

On November 22, 1999, First Place Financial Corp. and Ravenna Savings Bank, an Ohio corporation ("Ravenna"), announced that the parties had entered into an Agreement and Plan of Merger (the "Agreement"). The Agreement provides for the merger of Ravenna into First Federal Savings and Loan Association of Warren, the wholly owned subsidiary of First Place. As a result of the merger, First Place will exchange 2,017 shares (as amended) of its common stock for each share of Ravenna Savings Bank stock. The deal is valued at approximately $24 million.

The merger, which will be accounted for as a purchase, is expected to be consummated in the second quarter of 2000, pending approval by Ravenna's shareholders, regulatory approval and other customary conditions of closing.
The transaction is expected to be a tax-free reorganization for federal income tax purposes. As part of an agreement with the Office of Thrift Supervision, First Place may elect to repurchase up to 100 percent of the shares to be issued in the transaction through open market purchases.

Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

General. Total assets at December 31, 1999, increased to $804.9 million compared to $747.3 million at June 30, 1999, an increase of $57.6 million, or 7.7%. The
increase was primarily attributable to growth in the loan portfolio.   Funding
for the increase in loans was primarily provided by an increase in borrowings.

Interest-bearing deposits. Total interest-bearing deposits decreased to $12.2 million at December 31, 1999 compared to $22.9 million at June 30, 1999. This decrease was due to the Company repurchasing its common stock.

Securities. The securities portfolio decreased slightly to $248.5 million at December 31, 1999 compared to $249.2 million at June 30, 1999. Proceeds from maturities and principal paydowns were used to purchase floating rate mortgage-backed and investment securities during this period.

Loans. Net loans receivable increased $62.2 million dollars, or 13.7%, from
$453.8 million at June 30, 1999 to $516.0 million at December 31, 1999.   This
growth was primarily due to growth in residential mortgage loans along with smaller increases in consumer, multi-family and commercial real estate loans.

Deposits. Deposits increased from $429.2 million at June 30, 1999, to $445.2 million at December 31, 1999. The increase was primarily due to growth in certificates of deposit.

Repurchase Agreements. Repurchase agreements increased from $54.4 million at June 30, 1999, to $74.4 million at December 31, 1999. This increase was used to fund the increase in loans.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $47.6 million from $94.8 million at June 30, 1999, to $142.4 million at December 31, 1999. Advances increased to fund loan growth and the repurchase of common stock.

Shareholders' Equity. Total shareholders' equity declined to $131.3 million at December 31, 1999 from $158.1 million at June 30, 1999. This decline was primarily the result of the Company's purchase of 5% of its outstanding stock, or 562,062 shares, in addition to the purchase of 1,311,938 shares related to the proposed purchase of Ravenna Savings Bank. The Company also purchased 4% of its outstanding stock to fund the First Place Financial Corp. 1999 Incentive Plan. The plan was approved by shareholders at a special, shareholders' meeting held on July 2, 1999.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 1999 and 1998

General. The Company reported earnings of $2.2 million for the three months ended December 31, 1999, or 23 cents per basic and diluted share. Excluding a one-time charge for the closing of a grocery store branch, earnings would have been 24 cents per share. The Company reported a net loss of $4.3 million for the three months end December 31, 1998. The loss was primarily attributable to the $8.0 million contribution to the First Federal of Warren Community Foundation.

Net income for the six months ended December 31, 1999 was $4.6 million, or 47 cents per share, compared to a loss of $3.1 million for the six months ended December 31, 1998. Excluding the charge incurred for the branch closing, earning per share would have been 48 cents for the six months ended December 31, 1999. Earnings per share figures are not presented for the three and six-month periods ended December 31, 1998 since the conversion did not take place until December 31, 1998.

Net Interest Income. Net interest income increased $1.7 million, or 34.7%, to $6.6 million for the three months ended December 31, 1999 compared to $4.9 million for the three months ended December 31, 1998. For the six months ended December 31, 1999 net interest income totaled $13.2 million compared to $9.4 million for the six-month period ended December 31, 1998. The increases in both the three and six month periods ended December 31, 1999 were due to increased loan and security volumes compared to the same periods a year ago. In addition, the net interest margin of the Company increased in both the three and six month periods compared to a year ago. For the three and six month periods ended December 31, 1999, the net interest margin totaled 3.45% and 3.52% respectively, compared to 3.02% and 3.02% respectively for the same periods a year ago. This increase in margin is primarily due to the proceeds received in the conversion, which have funded the increase in earning assets with no associated cost.

Provision for Loan Losses. The provision for loan losses totaled $214,000 for the three months ended December 31, 1999, compared to $475,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999 the provision for loan losses was $383,000 compared to $658,000 for the six months ended December 31, 1998. The decrease in provision in both periods reflects management's belief that loan loss reserves are adequate.

Non Interest Income. For the three months ended December 31, 1999, non interest income increased $120,000 to $573,000 from $453,000 for the three months ended December 31, 1999. This increase is primarily due to the secondary market mortgage operation in Akron that opened in March of 1999. This operation
generated gains of $96,000 for the three months ended December 31, 1999.   Non
interest income for the six months ended December 31, 1999 totaled $1.1 million compared to $910,000 for the six months ended December 31, 1998. This increase is also primarily due to secondary market mortgage activity.

Non Interest Expense. Non interest expense totaled $3.7 million for the three months ended December 31, 1999, a decrease of $7.8 million over the same period a year ago. Excluding the $8.0 million contribution to the Foundation and a restructuring charge of $500,000 on a Federal Home Loan Bank advance, non interest expense for the three months ended December 31, 1999 increased $700,000
compared to the three months ended December 31, 1998.   Approximately $300,000
of this increase was due to the adoption of the First Place Financial Corp. 1999 Incentive Plan. Additional factors for the increase in non interest expense include the expense related to the ESOP and the additional personnel expense associated with the openings of the loan production offices in Akron, Newark, Mt. Vernon and Medina.

Excluding the charge incurred for the funding of the Foundation and the restructuring charge, non interest expense for the six months ended December 31, 1999, increased $800,000 to $7.2 million compared to the same period a year ago. The adoption of the incentive plan, the ESOP expense and the opening of the new offices were the primary reasons for this increase.

Income Taxes. The provision for income taxes totaled $1.1 million for the three months ended December 31, 1999, compared to ($2.2) million for the three months ended December 31, 1998. For the nine months ended December 31, 1999, the provision for income tax increased $3.8 million to $2.2 million. Income taxes for the three and six month periods ended December 31, 1998 were significantly impacted by the $8.0 million contribution to the First Federal of Warren Community Foundation.

Liquidity and Capital Resources

The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow up to $150 million in advances from the Federal Home Loan Bank to satisfy short term liquidity needs. The Company also uses other types of advances from the Federal Home Loan Bank and repurchase agreements with brokerage firms to provide funding for growth.

At December 30, 1999, the Company's equity to total assets totaled 16.3% compared to 21.2% at December 31, 1998.

Year 2000

As of this writing, January 1, 2000 has passed and the Company has experienced no problems related to Y2K. The Company continues to monitor systems for problems that may be related to Y2K and will continue to do so throughout 2000. Contingency plans are still in place should a problem arise although the Company does not anticipate any further issues with regard to Y2K.

Over the course of the last 30 months, the Company has spent approximately $600,000 related to Year 2000 issues.

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

The Company held its first annual meeting of stockholders as a public company on October 28, 1999. The matters approved by stockholders at the annual meeting and the voting results as to each matter are set forth below.

Election of Directors for a three-year term:

Name                                                      For     Withheld
-----------------------------------------------------  ---------  --------
Paul A. Watson                                         9,227,571   148,501
Steven R. Lewis                                        9,231,161   144,911

Ratification of the Appointment of Crowe, Chizek and Company LLP as independent auditors for a one-year term:

Name                                                  For     Withheld  Abstain
-------------------------------------------------  ---------  --------  -------
Crowe, Chizek                                      9,249,313   104,907   21,852

Item 5    Other Information - None to be reported.

Item 6    Exhibits and Reports on Form 8-K

          a.  Exhibits - Exhibit 27 - Financial Data Schedule

          b. Reports on Form 8-K - On November 23, 1999 the Company announced the signing of an Agreement and Plan of Merger with Ravenna Savings Bank.

              On November 30, 1999, the Company announced the completion of a 5% share repurchase program.

              On January 20, 2000, the Company announced earnings for the quarter December 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          FIRST PLACE FINANCIAL CORP.

Date:  February 14, 2000  /s/ Steven R. Lewis          /s/ Richard K. Smith
                          ----------------------       -------------------------
                          Steven R. Lewis, President   Richard K. Smith,
                                                       Vice-President, Treasurer