Form 10-Q
period 2000-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2000-05-15
CIK 1068912

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	34-1880130
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

185 E. Market Street, Warren, OH	44482
(Address of principal executive offices)	(Zip Code)

(330) 373-1221
(Registrant's telephone number, including area code)

Not Applicable
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

  8,830,250 common shares as of April 30, 2000

  Part I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  FIRST PLACE FINANCIAL CORP.
  CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

(Dollars in thousands)	March 31, 2000	June 30, 1999
ASSETS:
Cash and cash equivalents	$ 9,093	$ 5,849
Fed funds sold	285	22,869
Securities available for sale	252,747	249,159
Loans receivable, net	543,294	453,791
Loans held for sale	705	945
Premises and equipment, net	6,624	6,181
Other assets	12,947	8,538
TOTAL ASSETS	$ 825,695	$ 747,332

LIABILITIES:
Deposits	$ 466,833	$ 429,225
Repurchase agreements	75,000	54,430
Federal Home Loan Bank advances	145,657	94,811
Advances by borrowers for taxes and insurance	1,488	2,348
Other liabilities	10,425	8,464
TOTAL LIABILITIES	699,403	589,278

SHAREHOLDERS' EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares; none outstanding
Common stock, $.01 par value:
33,000,000 shares authorized; 11,241,250 shares issued	112	112
Additional paid in capital	110,297	110,230
Retained earnings, subtantially restricted	63,643	59,042
Accumulated other comprehensive income	(5,953)	(2,637)
Treasury stock, at cost, 2,411,000 shares at March 31, 2000	(28,585)
Unearned recognition and retention plan shares	(5,062)
Unearned employee stock ownership plan shares	(8,160)	(8,693)
TOTAL SHAREHOLDERS' EQUITY	126,292	158,054
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 825,695	$ 747,332

  See notes to consolidated financial statements

  FIRST PLACE FINANCIAL CORP.
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2000	1999	2000	1999
INTEREST INCOME:
Loans	$ 10,175	$ 8,242	$ 28,980	$ 23,549
Securities	704	549	2,257	1,625
Mortgage-backed and related securities	3,536	3,664	10,578	10,348
TOTAL INTEREST INCOME	14,415	12,455	41,815	35,522

INTEREST EXPENSE:
Deposits	4,980	4,340	14,367	14,509
FHLB advances	1,962	1,030	5,023	2,747
Repurchase agreements	1,116	620	2,901	2,355
TOTAL INTEREST EXPENSE	8,058	5,990	22,291	19,611

NET INTEREST INCOME	6,357	6,465	19,524	15,911

PROVISION FOR LOAN LOSSES	222	166	605	824
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,135	6,299	18,919	15,087

NON INTEREST INCOME:
Service charges	368	329	1,062	994
Gains (losses) on securities
available for sale, net	(1)	(8)	(6)	(48)
Gain on sale of loans	96	2	271	2
Other	129	137	399	422
TOTAL NON INTEREST INCOME	592	460	1,726	1,370

NON INTEREST EXPENSE:
Salaries and benefits	2,121	1,713	6,109	4,810
Occupancy and equipment	523	411	1,555	1,322
Federal deposit insurance premiums	23	66	147	193
Franchise taxes	215	276	622	685
Contribution to Foundation				8,026
Other	778	610	2,397	2,391
TOTAL NON INTEREST EXPENSE	3,660	3,076	10,830	17,427
INCOME (LOSS) BEFORE INCOME TAX	3,067	3,683	9,815	(970)

PROVISION FOR INCOME TAX	1,029	1,105	3,199	(476)

NET INCOME (LOSS)	$ 2,038	$ 2,578	$ 6,616	($ 494)
Basic earnings per share	$ 0.26	$ 0.25	$ 0.72	($ 0.26)
Diluted earnings per share	$ 0.26	$ 0.25	$ 0.72	($ 0.26)
Average shares outstanding - basic	7,931,541	10,347,117	9,144,179	10,347,117
Average shares outstanding - diluted	7,931,541	10,347,117	9,144,179	10,347,117

See notes to consolidated financial statements

  FIRST PLACE FINANCIAL CORP.
  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
  IN SHAREHOLDERS' EQUITY

	Nine months ended March 31,

(Dollars in thousands)	2000	1999
Balance at July 1,	$ 158,054	$ 59,357

Comprehensive income:

Net Income (Loss)	6,616	(494)

Change in fair value of interest rate swaps	18

Change in fair value of
securities available for sale, net	(3,334)	(1,155)
Comprehensive income	3,300	(1,649)

Proceeds from issuance of common stock, net of issuance cost		110,313

Obligation under Employee Stock Ownership Plan		(8,993)

Dividends paid and declared	(2,015)

Amortization of ESOP expense	533	150

Purchase of MRP shares	(5,955)

Amortization of MRP expense	893

Difference between average fair value per share and
cost per share on ESOP shares committed to be released	67	6

Treasury stock purchased	(28,585)

Balance at March 31,	$ 126,292	$ 159,184

See notes to consolidated financial statements.

  FIRST PLACE FINANCIAL CORP.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended March 31,

(Dollars in thousands)	2000	1999
Cash flows from operating activities:
Net cash from operating activities	$ 7,686	$ 9,548

Cash flows from investing activities:
Investment and mortgage-backed securities
available for sale
Proceeds from sales	23,640	29,135
Proceeds from maturities, calls
and principal paydowns	23,996	46,007
Purchases	(54,942)	(104,804)
Investment and mortgage-backed securities
held to maturity
Proceeds from maturities, calls
and principal paydowns		1,226
Net decrease (increase) in interest bearing deposits	22,584	(21,048)
Purchases of Federal Home Loan Bank Stock	(1,139)	(1,165)
Net increase in loans	(89,441)	(83,195)
Premises and equipment expenditures, net	(573)	(499)
Net cash from investing activities	(75,875)	(134,343)

Cash flows from financing activities:
Net change in deposits	37,608	(20,374)
Net change in advances by borrowers
for taxes and insurance	(860)	(644)
Net change in repurchase agreements	20,570	(16,000)
Net change in FHLB advances	50,846	64,372
Purchase of Incentive Plan shares	(5,955)
Treasury stock purchases	(28,585)
Dividends paid	(2,191)
Net proceeds from issuance of common stock		93,293
Net cash from financing activities	71,433	120,647

Net change in cash and cash equivalents	3,244	(4,148)

Cash and cash equivalents at beginning of year	5,849	6,669

Cash and cash equivalents, end of period	$ 9,093	$ 2,521

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$ 22,620	$ 19,600
Cash payments of income taxes	3,105	1,808

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

  These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First Place Financial Corp. at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and are not necessarily indicative of the results to be expected for the full year. The Annual Report for First Place Financial Corp. for the year ended June 30, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

  Conversion to Stock Ownership:

  On December 31, 1998, First Federal Savings & Loan Association of Warren converted from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association. As part of the conversion, the Company issued 11,241,250 shares of its Common Stock in a public offering to its depositors and the general public. Net proceeds from the offering were $93.3 million.

  In connection with the conversion, First Place Financial Corp. acquired all of the stock of the Bank in exchange for approximately one-half of the net proceeds.

  Earnings per Share:

  Both basic and diluted earnings per share for the three months ended March 31, 2000 and March 31, 1999, were calculated using 7,931,541 and 10,347,117 average shares outstanding, respectively. Basic and diluted earnings per share for the nine months ended March 31, 2000 and March 31, 1999, were calculated using 9,144,179 and 10,347,117 average shares outstanding, respectively.

  Employee Benefit Plans

  In June 1999, the Company's Board of Directors approved a resolution terminating the Company's defined benefit pension plan. In June 1999, the Board of Directors approved ceasing the accumulation of future benefits to plan participants. The settlement of vested plan benefits will occur upon receipt of a determination letter from the Commissioner approving the plan termination. Participants may choose a lump sum payment, the purchase of a nontransferable deferred annuity contract or a transfer to the 401 (k) plan.

  Accounting for Derivative Instruments and Hedging Activities:

  Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." At that time, management elected to reclassify all held to maturity securities to available for sale as allowed by SFAS No. 133. As a result of SFAS No. 133, all derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income currently.

  Stock Option Plan

  On July 2, 1999, the Board of Directors granted options to purchase 1,007,600 shares of common stock at an exercise price of $12.3125 to certain officers and directors of the Association and the Company. An additional 116,525 options remain unallocated. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercised during the three months ended March 31, 2000.

  Recognition and Retention Plan

  On July 2, 1999, the Board of Directors awarded 449,650 shares to certain directors and officers of the Association and the Company. No shares had previously been awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participants' shares will be deemed to be earned and nonforfeitable upon such date. Compensation expense, which is based upon the cost of the shares, was $298,000 for the three months ended March 31, 2000.

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

  Financial Condition

  General. Assets increased to $825.7 million at March 31, 2000 an increase of $78.4 million, or 10.5%, from $747.3 million at June 30, 1999. This increase was primarily due to growth in net loans receivable offset by a decline in fed funds sold which were used to repurchase stock.

  Fed Funds Sold. Total fed funds sold decreased to $285,000 at March 31, 2000 compared to $22.9 million at June 30, 1999. This decrease was due to the Company using fed funds to repurchase its common stock.

  Securities. Total securities increased slightly from $249.2 million at June 30, 1999 to $252.7 million at March 31, 2000. While the investment portfolio is one of the primary tools the Company has at its disposal to manage interest rate risk, management recognizes that the portfolio is also a tool for growth and earnings. As such, proceeds from maturities, principal paydowns and sales have been used to purchase floating rate mortgage-backed and investment securities. This strategy helps to mitigate some of the interest rate risk of the balance sheet while providing earnings growth.

  Loans. Loans receivable increased $89.5 million, or 19.7%, to $543.3 million at March 31, 2000. Approximately, 60% of this increase is due to traditional 1-4 family mortgage lending with the remainder spread evenly between auto loans, equity loans and lines, commercial real estate and commercial loans. While the company remains committed to its traditional mortgage lending business, continued focus will be placed on diversification of the loan portfolio.

  Deposits. Deposits increased to $466.8 million at March 31, 2000 compared to $429.2 million at June 30, 1999. The increase was primarily due to growth in certificates of deposit and money market funds.

  Repurchase Agreements. Repurchase agreements increased from $54.4 million at June 30, 1999, to $75.0 million at March 31, 2000. This increase was used to fund the increase in loans.

  Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $50.9 million from $94.8 million at June 30, 1999, to $145.7 million at March 31, 2000. Advances increased to fund loan growth and the repurchase of common stock.

  Shareholders' Equity. Total shareholders' equity declined to $126.3 million at March 31, 2000 from $158.1 million at June 30, 1999. This decline was primarily the result of the Company's purchase of 5% of its outstanding stock, or 562,062 shares, in addition to the purchase of 1,848,938 shares related to the proposed purchase of Ravenna Savings Bank. The Company also purchased 4% of its outstanding stock to fund the First Place Financial Corp. 1999 Incentive Plan. The plan was approved by shareholders at a special, shareholders' meeting held on July 2, 1999.

  Results of Operations

  Comparison of the Three and Nine Months Ended March 31, 2000 and 1999

  General. Net income for the three months ended March 31, 2000 was $2.0 million, or $.26 cents per diluted share compared to net income of $2.6 million, or $.25 per diluted share for the quarter ended March 31, 2000. For the nine months ended March 31, 2000, the Company recorded net income of $6.6 million compared to a loss of $494,000 for the nine months ended March 31, 1999. Diluted earnings per share for the nine months ended March 31, 2000 were $.72. Earnings per share figures are not presented for the nine-month period ended March 31, 1999 since the conversion did not take place until December 31, 1998.

  Net Interest Income. Net interest income for the three months ended March 31, 2000 totaled $6.4 million compared to $6.5 million for the three months ended March 31, 1999. While average earning assets for the quarter have increased over 11% compared to a year ago, the net interest margin has shrunk from 3.63% a year ago to 3.26% for the quarter ended March 31, 2000. The decrease in margin is due to two factors. First, share repurchases have been funded with borrowings thereby decreasing net interest income even while the share repurchases help to increase overall earnings per share. Secondly, rising interest rates have increased overall funding costs at a faster rate than the yield being received on earning assets.

  For the nine months ended March 31, 2000, net interest income totaled $19.5 million compared to $15.9 million for the nine-month period ended December 31, 1999. The increase in net interest income is due to increased loan and security volumes compared to the same period a year ago. In addition, the net interest margin of the Company was higher for the most recent nine-month period compared to the same nine-month period a year earlier. This increase in margin is primarily due to the proceeds received in the conversion, which funded the increase in earning assets with no associated cost.

  Provision for Loan Losses. The provision for loan losses totaled $222,000 and $605,000 for the three and nine months ended March 31, 2000, respectively, compared to $166,000 and $824,000, for the same periods last year. At March 31, 2000, the allowance for loan losses totaled $3.8 million, or 0.69% of total loans and 275% of non performing loans. At the same time a year ago, the allowance for loan losses was 0.81% of total loans and 284% of non performing loans. Management believes that the allowance for loan losses is adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, changes in the composition of the loan portfolio and prior loan loss experience.

  Non Interest Income. Non interest income increased $132,000, or 28.7%, to $592,000 for the three months ended March 31, 2000 from $460,000 for the three months ended March 31, 1999. This increase is primarily due to the secondary market mortgage operation in the loan production offices that opened in March of 1999. This operation generated gains on sale of loans of $96,000 for the three months ended March 31, 2000. Non interest income for the nine months ended March 31, 2000 totaled $1.7 million compared to $1.4 million for the nine months ended March 31, 1999. This increase is also primarily due to secondary market mortgage activity.

  Non Interest Expense. Non interest expense increased $600,000 to $3.7 million for the three months ended March 31, 2000 compared to $3.1 million for the three months ended March 31, 1999. Approximately $300,000 of this increase was due to the adoption of the First Place Financial Corp. 1999 Incentive Plan. Additional factors for the increase in non interest expense include the expense related to the ESOP and the additional personnel expense associated with the openings of the loan production offices in Akron, Newark, Mt. Vernon and Medina.

  For the nine months ended March 31, 2000, non interest expense totaled $10.8 million compared to $17.4 million for the same period a year earlier. This decrease is due to the $8.0 million charge incurred last year for the formation of the First Federal of Warren Community Foundation. Excluding this charge, non interest expense increased $1.4 million year over year. The adoption of the incentive plan discussed above accounts for $900,000 of this increase with the remainder due to the other reasons discussed previously.

  Income Taxes. The provision for income taxes totaled $1.0 million for the three months ended March 31, 2000, compared to $1.1 million for the three months ended March 31, 1999. For the nine months ended March 31, 2000, the provision for income tax increased $3.7 million to $3.2 million. Income taxes for the nine-month period ended December 31, 1999 were significantly impacted by the $8.0 million contribution to the First Federal of Warren Community Foundation.

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

  At March 31, 2000, the Company's equity to total assets totaled 15.3% compared to 21.6% at March 31, 1999.

  Year 2000

  As of this writing, several calendar year 2000 milestones have passed and the Company has experienced no problems related to Y2K. The Company continues to monitor systems for problems that may be related to Y2K and will continue to do so throughout 2000. Contingency plans are still in place should a problem arise although the Company does not anticipate any further issues with regard to Y2K.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

  There were no material changes in information about market risk from that provided in the 1999 Annual Report to Shareholders, which was incorporated by reference into First Place Financial Corp.'s 1999 Annual Report on Form 10-K.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings - None to be reported.
Item 2	Changes in securities - None to be reported.
Item 3	Defaults on Senior Securities - None to be reported.
Item 4	Submission of Matters to a Vote of Security Holders - None to be reported.
Item 5	Other Information - None to be reported.

Item 6	Exhibits and Reports on Form 8-K

a. Exhibits - Exhibit 27 - Financial Data Schedule

Reports on Form 8-K - On January 20, 2000 the Company announced earnings for the quarter ended December 31, 1999 of $.23 per diluted share.

Reports on Form 8-K - On April 20, 2000 the Company announced earnings for the quarter ended March 31, 2000 of $.26 per diluted share.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  FIRST PLACE FINANCIAL CORP.

Date: May 15, 2000	/s/ Steven R. Lewis ------------------------------- Steven R. Lewis, President	/s/ Richard K. Smith -------------------------------- Richard K. Smith, Vice-President, Treasurer