Form 10-K
period 2000-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2000-08-16
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ from to _____________

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	34-1880130
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

185 E. Market Street, Warren, OH 44482
(Address and zip code of principal executive offices)

(330) 373-1221
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES  ☒  NO  ☐  .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of August 11, 2000, the Registrant had 9,883,250 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $106.2 million based upon the last sales price as of August 11, 2000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K—Annual Report to Stockholders for the fiscal year ended June 30, 2000.
Part III of Form 10-K—Proxy Statement for Annual Meeting of Stockholders to be held in November 2000.

PART I

Item I.    Description of Business

First Place was organized in August 1998 at the direction of the Board of Directors of First Federal for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal. The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association was completed on December 31, 1998. On May 12, 2000, Ravenna Savings Bank was merged into First Federal, creating a company with consolidated assets of $1.1 billion at June 30, 2000. On May 26, 2000, First Place announced that FFY Financial would be combining with First Place in a merger of equals to form an institution with $1.7 billion in assets. First Place expects the merger of equals to close in December of calendar year 2000.

First Federal’s principal business consists of accepting retail deposits from the general public and investing these funds primarily in one- to four-family residential loans, automobile and home equity loans and, to a lesser extent, multi-family, commercial real estate, commercial and construction loans. Headquartered in Warren, Ohio, in proximity to Youngstown, Ohio and approximately halfway between the cities of Cleveland, Ohio and Pittsburgh, Pennsylvania, First Federal is a community-oriented savings institution that was organized in 1922. First Federal currently operates fourteen full-service banking facilities, two limited service banking facilities and six loan production offices. The banking facilities of First Federal are located in Trumbull, Mahoning and Portage Counties of Ohio while the loan production offices are spread throughout northeast Ohio.

The major employers in the Youngstown/Warren area include Delphi Packard Electric Systems, General Motors, MCI Worldcom and HM Health Systems. First Place’s business and operating results could be significantly affected by changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Competition

First Federal faces significant competition both in making loans and in attracting deposits. The State of Ohio has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than First Federal, and all of which are competitors of First Federal to varying degrees. First Federal’s competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. Its most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. First Federal faces additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Forward-Looking Statements

When used in this document, or, in future filings by First Place with the Securities and Exchange Commission, in First Place’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “ estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in First Federal’s market area, changes in policies by regulatory agencies, fluctuation in interest rates, demand for loans in First Federal’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. First Place wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. First Place wishes to advise readers that the factors listed above could affect First Place’s financial performance and could cause First Place’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. First Place does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Lending Activities

General.   First Federal’s principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in First Federal’s primary market area. First Federal also originates fixed rate mortgage loans which, if they qualify, may be sold to various investors including the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA). First Federal also originates automobile and other consumer loans that generally have higher yields and shorter durations than traditional mortgage loans. First Federal additionally offers multifamily and nonresidential real estate loans.

The following table sets forth the composition of First Federal’s loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

	At June 30,
	2000		1999		1998		1997		1996
	Amount	Percent Of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
One- to four family	$527,543	71.68%	$357,374	76.09%	$267,950	73.77%	$215,549	73.92%	$202,697	78.14%
Multi-family	17,068	2.32	4,804	1.02	4,481	1.23	2,293	0.79	1,397	0.54
Commercial real estate	27,787	3.78	10,192	2.17	8,627	2.38	6,789	2.33	7,159	2.76
Construction	45,770	6.22	13,993	2.98	6,301	1.73	5,376	1.84	2,515	0.97
Home equity	17,768	2.41	8,944	1.90	9,189	2.53	9,822	3.37	6,531	2.52

Total real estate mortgage loans	635,936	86.41	395,307	84.16	296,548	81.64	239,829	82.25	220,299	84.93
Consumer loans:
Automobiles	62,694	8.52	53,243	11.34	52,847	14.55	43,172	14.80	31,234	12.04
Home equity lines of credit	25,584	3.48
Other(1)	2,679	0.36	19,217	4.09	11,242	3.10	6,521	2.24	6,675	2.57

Total consumer loans	90,957	12.36	72,460	15.43	64,089	17.65	49,693	17.04	37,909	14.61
Commercial loans	9,092	1.23	1,925	0.41	2,587	0.71	2,068	0.71	1,188	0.46

Total loans receivable	735,985	100.00%	469,692	100.00%	363,224	100.00%	291,590	100.00%	259,396	100.00%

Less:
Net deferred loan origination fees	1,519		1,867		1,319		1,316		1,517
Loans in process	23,250		10,411		5,866		3,339		1,837
Allowance for loan losses	6,150		3,623		3,027		1,723		1,259

Loans receivable, net	$705,066		$453,791		$353,012		$285,212		$254,783

(1)	Other consumer loans consists primarily of home equity lines of credit in prior years.

Loan Originations. First Federal’s mortgage lending activities are conducted primarily by its loan personnel operating from its loan production offices. All loans originated by First Federal are underwritten by First Federal pursuant to First Federal’s policies and procedures. First Federal originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. First Federal’s ability to originate fixed- or adjustable-rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future level of interest rates.

The following tables set forth First Federal’s loan originations and principal repayments for the periods indicated.

	For the Year Ended June 30,
	2000	1999	1998
	(In thousands)
Total loans receivable(1):
Balance outstanding at beginning of period	$459,281	$357,358	$288,251
Loans purchased (Ravenna Savings Bank)	161,061
Loans originated(2):
Real estate mortgage loans:
One- to four-family and home equity	124,407	152,962	105,184
Multi-family and commercial real estate	14,199	3,675	4,515
Construction	21,096	15,898	7,882
Consumer loans(3)	43,598	46,158	33,457
Commercial loans	8,279	321	62

Total loans originated	211,579	219,014	151,100
Less:
Principal repayments	106,347	112,546	79,466
Change in loans in process(4)	12,839	4,545	2,527

Total loans receivable at end of period	$712,735	$459,281	$357,358

(1)	Total loans receivable does not include unearned discounts, deferred loan fees and the allowance for loan losses.
(2)	Amounts for each period include loans in process at period end.
(3)	Consists primarily of originations of automobile loans and disbursements on equity lines of credit.
(4)	Represents change in loans in process, which primarily represent undisbursed funds on construction loans, from first day to last day of the period.

Loan Maturity and Repricing. The following table shows the contractual maturity of First Federal’s loan portfolio at June 30, 2000. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2000
	Real Estate Mortgage	Consumer	Commercial	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$ 21,203	$ 1,292	$7,515	$ 30,010

After one year:
More than one year to three years	9,176	15,397	135	24,708
More than three years to five years	13,094	37,766	1,128	51,988
More than five years to 10 years	36,415	13,029	309	49,753
More than 10 years to 20 years	134,775	23,128	5	157,908
More than 20 years	421,273	345	—	421,618

Total due after June 30, 2001	614,733	89,665	1,577	705,975

Total amount due	635,936	90,957	9,092	735,985

Less:
Net deferred loan origination fees				1,519
Loans in process				23,250
Allowance for loan losses				6,150

Loans receivable, net				$705,066

The following table sets forth at June 30, 2000, the dollar amount of total loans receivable contractually due after June 30, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2001
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans	$474,682	$140,051	$614,733
Consumer loans	64,135	25,530	89,665
Commercial loans	471	1,106	1,577

Total loans	$539,288	$166,687	$705,975

One-to Four-Family Lending. First Federal currently offers both fixed-rate and adjustable-rate mortgage (“ARM”) loans with maturities up to 30 years secured by one- to four-family residences, substantially all of which are located in First Federal’s primary market area. One- to four-family mortgage loan originations are generally obtained from First Federal’s loan originators, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At June 30, 2000 First Federal’s one- to four-family mortgage loans totaled $527.5 million, or 71.7%, of total loans.

First Federal currently offers fixed-rate one- to four-family mortgage loans with terms of up to 30 years. These loans have generally been priced competitively with current market rates for such loans. First Federal currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every year from the outset of the loan or which adjust annually after a three, five or seven year initial fixed period. The interest rates for First Federal’s ARM loans are indexed to the one-year U.S. Treasury Index. First Federal’s ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination of adjustable-rate one- to four-family mortgage loans, as opposed to fixed-rate one- to four-family mortgage loans, helps reduce First Federal’s exposure to increases in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, First Federal originates one- to four-family residential mortgage loans in amounts up to 97% of the appraised value or selling price of the property, whichever is lower, securing the loan. Private mortgage insurance (“PMI”) may be required for such loans with a loan-to-value (“LTV”) ratio of greater than 85%. One- to four-family mortgage loans originated by First Federal generally include due-on-sale clauses which provide First Federal with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without First Federal’s consent. Due-on-sale clauses are an important means of adjusting the yields on First Federal’s fixed-rate one- to four-family mortgage loan portfolio. First Federal requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by First Federal.

Commercial Lending. In the past, First Federal has originated commercial loans on a very limited basis in the form of term loans and lines of credit to small- and medium-sized businesses operating in First Federal’s primary market area. During the year, First Federal lent a local bank holding company $7.0 million. This holding company is well capitalized and management felt that the loan presented very little risk to its balance sheet. Additionally, the wholly owned subsidiary bank of this holding company deposited $7.0 million with First Federal for the same term as the loan. At June 30, 2000, First Federal had $9.1 million of commercial loans, which amounted to 1.2% of First Federal’s total loans.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

It is the intention of First Federal to expand its commercial lending operations in its primary market. In June of 2000, First Federal hired an experienced, local commercial banker to lead this division. While First Federal understands the inherent risks associated with commercial lending, it feels that bank consolidation in its primary market area is providing opportunities to grow this area of its business.

Consumer Lending. Consumer loans at June 30, 2000 amounted to $91.0 million, or 12.4% of First Federal’s total loans, and consisted of new and used automobile loans, home equity lines of credit and secured and unsecured personal loans. Such loans are generally originated in First Federal’s primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. Approximately half of First Federal’s automobile loans are made on used vehicles; First Federal will generally not make a loan on a vehicle manufactured before 1993. The average automobile loan is for $13,000. First Federal originates automobile loans through an automobile dealer network, primarily composed of new car dealers located in First Federal’s primary market area. The typical loan term is sixty-six months. At June 30, 2000, personal loans (both secured and unsecured) totaled $2.7 million and automobile loans totaled $62.7 million, or 8.5% of total loans and 68.9% of consumer loans.

First Federal also offers a variable rate home equity line of credit line based on the applicant’s income and equity in the home. Generally, the credit line, when combined with the balance of the prior mortgage liens, may not exceed 95% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. First Federal holds the first mortgage on a substantial majority of the properties securing such lines of credit. First Federal presently charges no origination fees for these loans. A borrower is required to make monthly payments of principal and interest. At June 30, 2000, First Federal had outstanding home equity lines of credit of $25.6 million.

Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Sale of Mortgage Loans. During the year ended June 30, 2000, First Federal continued to expand its secondary mortgage banking operation. The acquisition of Ravenna Savings Bank broadened the scope of this operation even further as Ravenna has been selling production to investors for many years. First Federal originated and sold $17.4 million of fixed-rate mortgages during fiscal year 2000 and recorded a gain of $332,000 on the sale of these loans. First Federal sells loans both servicing retained as well as servicing released.

Loan Approval Procedures and Authority. The Board of Directors of First Federal establishes the lending policies and loan approval limits of First Federal. As such, the Board of Directors has designated certain officers of First Federal to consider and approve all loans within their designated authority as established by the Board.

The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one- to four-family mortgage loans up to $240,000 may be approved by any of the designated officers; one- to four-family mortgage loans in excess of $240,000 and up to $400,000 may be approved by two of the designated officers; one- to four-family mortgage loans in excess of $400,000 to $750,000 must be approved by the Residential Loan Committee plus one outside board member; one- to four-family mortgage loans in excess of $750,000 must be approved by the Directors’ Loan Committee which is comprised of three outside directors and the President. Secured consumer loans, including home equity lines of credit, may be approved by any of the designated officers up to $150,000. Consumer loans over $150,000 and up to $400,000 must be approved by two of the designated officers. Commercial loans up to $200,000 may be approved by any designated officer with joint approval required for loans from $200,000 to $400,000. Commercial loans between $400,000 and $1,000,000 must be approved by two members of the Commercial Loan Committee plus one outside Board member. Commercial loans greater than $1,000,000 must be approved by the Directors’ Loan Committee.

With respect to all loans originated by First Federal, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by First Federal’s “ in-house” appraisers or outside appraisers approved by First Federal. The Board annually approves independent appraisers used by First Federal. First Federal’s policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and First Federal may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Delinquent Loans, Classified Assets and Real Estate Owned

Delinquencies, Classified Assets and Real Estate Owned. Reports listing all delinquent accounts are generated and reviewed by management on a monthly basis and the Board of Directors performs a monthly review of all loans or lending relationships delinquent 30 days or more. The procedures taken by First Federal with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, First Federal takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. First Federal generally sends the borrower a written notice of non-payment after the loan is first past due. First Federal’s guidelines provide that telephone, written correspondence and/or face-to-face contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 60 days past due. When contact is made with the borrower at any time prior to foreclosure, First Federal will attempt to obtain full payment, offer to work out a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, First Federal notifies the borrower in writing that if the loan is not brought current within two weeks, First Federal will commence foreclosure proceedings against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by First Federal, becomes real estate owned.

Federal regulations and First Federal’s internal policies require that First Federal utilize an internal asset classification system as a means of reporting problem and potential problem assets. First Federal currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that First Federal will sustain some loss if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently expose First Federal to a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

When First Federal classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When First Federal classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

First Federal’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While First Federal believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing First Federal’s loan portfolio, will not request First Federal to materially increase at that time its allowance for possible loan losses, thereby negatively affecting First Federal’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

First Federal reviews and classifies its assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. First Federal classifies its assets in accordance with the management guidelines described above. At June 30, 2000, First Federal had $3.0 million, or 0.29%, of assets designated as Substandard, consisting primarily of mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful at June 30, 2000, totaled $3.0 million consisting primarily of mortgage loans secured by single family owner-occupied residences and to a lesser extent, automobile loans and equity lines of credit. At June 30, 2000, First Federal had $853,000, or 0.001%, of assets designated as Special Mention, consisting primarily of mortgage loans. At June 30, 2000, these classified assets totaled $6.9 million, representing 0.66% of total assets.

The following tables set forth delinquencies in First Federal’s loan portfolio past due 30 days or more:

	At June 30, 2000				At June 30, 1999
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	59	$2,864	69	$5,258	13	$ 864	37	$1,263
Consumer loans	101	1,071	73	1,308	103	999	45	311
Commercial loans	—	—	—	—	4	484	—	—

Total delinquent loans(1)	160	$3,935	142	$6,566	120	$2,347	82	$1,574

Delinquent loans to total loans(1)		0.55%		0.92%		0.51%		0.34%

	At June 30, 1998
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	39	$1,298	59	$1,673
Consumer loans	138	1,287	58	470
Commercial loans	—	—	—	—

Total delinquent loans(1)	177	$2,585	117	$2,143

Delinquent loans to total loans(1)		0.73%		0.60%

(1)	Total loans represent gross loans receivable less deferred loan fees and loans in process.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and REO. At June 30, 2000, First Federal had no troubled-debt restructured loans within the meaning of SFAS 15. There were 5 REO properties at June 30, 2000 along with 34 repossessed automobiles. It is the general policy of First Federal to cease accruing interest on loans 90 days or more past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest. For the years ended June 30, 2000, 1999, 1998, 1997 and 1996 the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $531,000, $90,000, $94,000, $172,000 and $109,000, respectively.

	At June 30,
	2000	1999	1998	1997	1996
	(In thousands)
Nonperforming loans (1):
Real estate mortgage loans	$5,258	$1,263	$1,673	$1,767	$ 825
Consumer loans	1,308	311	470	713	200
Commercial loans	—	—	—	—	101

Total nonperforming loans	6,566	1,574	2,143	2,480	1,126

Repossessed automobiles	417	208	—	—	—
Real estate owned, net	433	—	—	—	—

Total nonperforming assets	$7,416	$1,782	$2,143	$2,480	$1,126

Nonperforming loans as a percent of total loans (2)	0.92%	0.34%	0.60%	0.86%	0.44%
Nonperforming assets as a percent of total assets(3)	0.71	0.24	0.35	0.45	0.22

(1)	Nonperforming loans represent non-accrual loans. First Federal had no loans past due greater than 90 days still accruing.
(2)	Loans represent loans receivable, net, excluding the allowance for loan losses.
(3)	Nonperforming assets consist of nonperforming loans, REO and repossessed automobiles.

Allowance for Loan Losses

The allowance for loan losses is maintained through provisions for loan losses based on management’s on-going evaluation of the risks inherent in its loan portfolio in consideration of the trends in its loan portfolio, the national and regional economies and the real estate market in First Federal’s primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in its loan portfolio which are deemed probable and estimable based on information currently known to management. First Federal’s loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the costs associated with First Federal’s inability to utilize funds for other income producing activities during the estimated holding period of the property.

As of June 30, 2000, First Federal’s allowance for loan losses was $6.2 million, or 0.86% of total loans and 93.7% of nonperforming loans as compared to $3.6 million, or 0.8%, of total loans and 230.2% of nonperforming loans as of June 30, 1999. The increased allowance for loan losses was due primarily to specific and classified loss allocations on known problem loans including certain loans acquired from Ravenna Savings. First Federal had total nonperforming loans of $6.6 million at June 30, 2000, and nonperforming loans to total loans of 0.9%. First Federal will continue to monitor and modify its allowance for loan losses as conditions dictate. Management believes that, based on information currently available, First Federal’s allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time.

The following table sets forth activity in First Federal’s allowance for loan losses for the periods set forth in the table.

	At or For the Years Ended June 30,
	2000	1999	1998	1997	1996
	(Dollars in thousands)
Balance at beginning of period	$ 3,623	$ 3,027	$ 1,723	$ 1,259	$ 1,186
Provision for loan losses	2,294	1,062	1,779	590	238
Reserves acquired through purchase	822
Charge-offs:
Real estate mortgage loans:
One- to four-family	92	6	31	—	—
Consumer	628	536	484	138	236
Commercial	—	—	—	—	—

Total charge-offs	720	542	515	138	236
Recoveries:
Real estate mortgage loans:
One- to four-family	65	1	2	3	—
Consumer	66	75	38	9	71
Commercial	—	—	—	—	—

Total recoveries	131	76	40	12	71

Balance at end of period	$ 6,150	$ 3,623	$ 3,027	$ 1,723	$ 1,259

Allowance for loan losses as a percent of loans(1)	0.86%	0.79%	0.85%	0.60%	0.49%
Allowance for loan losses as a percent of nonperforming loans(2)	93.67	230.23	141.25	69.48	111.81
Net charge-offs as a percent of average loans	0.11	0.12	0.15	0.05	0.07

(1)	Loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans consist of all nonaccrual loans and all other loans 90 days or more past due.

The following tables set forth First Federal’s percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At June 30,
	2000			1999			1998			1997			1996
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$4,460	72.52%	86.41%	$1,976	54.54%	84.16%	$1,458	48.17%	81.64%	$ 911	52.87%	82 .25%	$ 836	66.40%	84.93%
Consumer loans	1,599	26.00	12.36	1,086	29.98	15.43	901	29.77	17.65	432	25.07	17.04	275	21.84	14.61
Commercial loans	91	1.48	1.23	19	0.52	0.41	9	0.30	0.71	7	0.41	0.71	11	0.87	0.46
Unallocated	—		—	542	14.96	—	659	21.76	—	373	21.65	—	137	10.89	—

Total allowance for loan losses	$6,150	100.00%	100.00%	$3,623	100.00%	100.00%	$3,027	100.00%	100.00%	$1,723	100.00%	100.00%	$1,259	100.00%	100.00%

Real Estate Owned.At June 30, 2000, First Federal had 5 REO in its portfolio with a net book value of $433,000. When First Federal acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value of the related assets at the date of foreclosure, less the costs to sell. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, First Federal provides for a specific valuation allowance and charges operations for the decrease in value.

Investment Activities

The Board of Directors of First Federal sets the investment policy and procedures of First Place and First Federal. This policy generally provides that investment decisions will be made based on the safety of the investment, liquidity requirements and, to a lesser extent, potential return on the investments. In pursuing these objectives, First Place and First Federal consider the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. While the Board of Directors has final authority and responsibility for the securities investment portfolio, First Federal has established an Investment Committee comprised of the Chief Executive Officer, the Chief Financial Officer and at least one member of the Board of Directors to supervise investment activities. A chief investment officer is appointed annually to oversee daily investment activities. The Investment Committee meets quarterly and evaluates all investment activities for safety and soundness, adherence to First Federal’s investment policy, and assurance that authority levels are maintained.

On October 1, 1998, First Place adopted SFAS No, 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 allowed First Place a one-time reclassification of securities held to maturity to classification as available for sale or trading. First Federal transferred securities with an amortized cost of $27.0 million previously classified as held to maturity to available for sale upon adoption. The unrealized gain on the securities transferred totaled $260,000.

During the year, First Federal entered into an interest rate swap agreement with a notional value of $10.0 million with a national broker/dealer. Under terms of this agreement, First Federal will pay a fixed rate of interest on the notional amount of the swap and receive one month LIBOR on the notional amount of the swap. No other derivative financial instruments are currently being utilized. Similarly, First Federal does not invest in mortgage-related securities which are deemed to be “high risk,” or purchase bonds which are not rated investment grade. First Federal believes that interest rate swaps offer a more efficient way of obtaining longer term fixed rate funding than can be obtained from certificates of deposit or Federal Home Loan Bank advances. At June 30, 2000, this interest rate swap qualified as a “cash flow” hedge under SFAS No. 133.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government-sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of First Federal. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. First Federal estimates prepayments for its mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of its mortgage-backed security portfolio. The actual maturity of a mortgage-backed security, however, may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Federal may be subject to reinvestment risk because, to the extent that First Federal’s mortgage-backed securities prepay faster than anticipated, First Federal may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

Investment Securities. At June 30, 2000, First Federal’s investment securities portfolio totaled $62.2 million. Such portfolio consists of short- to medium-term (maturities of one to five years) agency securities and municpal obligations along with longer term positions in FNMA and FHLMC preferred stock.

The following table sets forth the composition of First Federal’s investment and mortgage-backed securities portfolios in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$ 26,704	10.23%	$ 22,074	8.86%	$ 15,797	6.60%
Obligations of states and political subdivisions	6,288	2.41	6,694	2.69	853	0.36
FHLB stock	11,413	4.37	5,947	2.39	4,415	1.84
FNMA/FHLMC Preferred Stock	17,707	6.78	—	-	—	—

Total investment securities	62,112	23.79	34,715	13.94	21,065	8.80

Mortgage-backed securities:
GNMA	55,537	21.27	45,389	18.22	37,714	15.75
FNMA	58,826	22.53	73,755	29.60	50,518	21.09
FHLMC	84,091	32.21	94,636	37.98	100,898	42.13
Other mortgage-backed securities	485	0.19	664	0.26	990	0.41

Total mortgage-backed securities	198,939	76.21	214,444	86.06	190,120	79.38

Total securities available for sale	$261,051	100.00%	$249,159	100.00%	211,185	88.18

Held to maturity:
U.S. Treasury securities	—	—	—	—	6,005	2.52
U.S. Government agencies	—	—	—	—	4,147	1.73
Obligations of states and political subdivisions	—	—	—	—	364	0.15

Total investment securities	—	—	—	—	10,516	4.40

Mortgage-backed securities:
GNMA	—	—	—	—	1,512	0.63
FNMA	—	—	—	—	16,267	6.79

Total mortgage-backed securities	—	—	—	—	17,779	7.42

Total securities held to maturity	—	—	—	—	28,295	11.82

Total securities	$261,051	100.00%	$249,159	100.00%	$239,480	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of First Federal’s securities portfolio, excluding FHLB stock.

	At June 30, 2000
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$11,910	5.24%	$ —	—%	$14,794	7.57%	$ —	—%	$ 26,704	6.65%
Obligations of state and political subdivisions	186	5.87	5,682	6.36	420	6.14	—	—	6,288	6.33
FNMA/FHLMC Preferred Stock	—	—	—	—	—	—	17,707	8.89	17,707	8.89

Mortgage-backed securities:
GNMA	—	—	—	—	818	8.36	54,719	6.87	55,537	6.89
FNMA	—	—	—	—	8,664	5.85	50,162	6.55	58,826	6.45
FHLMC	—	—	5,206	6.54	4,222	5.74	74,663	6.81	84,091	6.74
Other mortgage-backed securities	—	—	—	—	—	—	485	10.00	485	10.00

Total securities available for sale	$12,096	5.25	$10,888	6.45	$28,918	6.79	$197,736	6.76	$249,638	6.84

Sources of Funds

General. Deposits, loan repayments, cash flows generated from operations (primarily cash basis net income) and FHLB advances are the primary sources of First Federal’s funds for use in lending, investing and for other general purposes.

Deposits. First Federal offers a variety of deposit accounts with a range of interest rates and terms. First Federal’s deposit accounts consist of savings, retail checking/NOW accounts, business checking accounts, money market accounts, club accounts and certificate of deposit accounts. First Federal offers jumbo certificates and also offers Individual Retirement Accounts (“IRAs”) and other qualified plan accounts.

Although First Federal has a significant portion of its deposits in core deposits, management monitors activity on First Federal’s core deposits and, based on historical experience and First Federal’s current pricing strategy, believes it will continue to retain a large portion of such accounts. First Federal is not limited with respect to the rates it may offer on deposit products.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. First Federal’ s deposits are obtained predominantly from the areas in which its branch offices are located. First Federal relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect First Federal’s ability to attract and retain deposits. First Federal uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its primary market area. While jumbo certificates are accepted by First Federal, and may be subject to preferential rates, First Federal does not actively solicit such deposits as such deposits are more difficult to retain than core deposits. First Federal’s policies do not permit the use of brokered deposits.

The following table presents the deposit activity of First Federal for the periods indicated.

	For the Years Ended June 30,
	2000	1999	1998
	(In thousands)
Beginning balance	$429,225	$435,462	$412,934
Purchase of Ravenna Savings Deposits	118,322
Net deposits (withdrawals)	18,692	(25,121)	2,579
Interest credited on deposit accounts	20,509	18,884	19,949

Total increase (decrease) in deposit accounts	157,523	(6,237)	22,528

Ending balance	$586,748	$429,225	$435,462

At June 30, 2000, First Federal had outstanding $76.0 million in certificate of deposit accounts in amounts of $100,000 or more, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$ 8,973	5.83%
Over three through six months	9,645	5.70
Over six through 12 months	32,480	6.31
Over 12 months	24,882	6.24

Total	$75,980	6.15

The following table sets forth the distribution of First Federal’s deposit accounts at June 30, 2000 and the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At June 30, 2000			For the Year Ended June 30, 2000			For the Year Ended June 30, 1999			For the Year Ended June 30, 1998
	Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing demand	$ 11,088	1.89%	—%	$ 6,203	1.33%	—%	$ 6,027	1.39%	—%	$ 4,560	1.08%	—%
NOW and money market	153,056	26.09	4.07	124,817	26.82	3.66	114,876	26.43	3.23	95,871	22.80	3.44
Savings	76,230	12.99	2.37	65,127	13.99	2.14	67,145	15.45	2.18	68,945	16.40	2.41
Certificates of deposit	346,374	59.03	5.81	269,213	57.86	5.46	246,584	56.73	5.56	251,130	59.72	5.93

Total deposits	$586,748	100.00%	4.89	$465,360	100.00%	4.41	$434,632	100.00%	4.69	$420,506	100.00%	4.72

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from June 30, 2000
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total at June 30, 2000
	(Dollars in thousands)
Certificate accounts:
0 to 4.00%	$ 3,230	$ 11	$ 346	$ —	$ —	$ 250	$ 3,837
4.01 to 5.00%	29,092	5,140	2,727	1,487	513	459	39,418
5.01 to 6.00%	82,096	19,616	19,244	2,066	1,741	6,082	130,845
6.01 to 7.00%	95,508	42,664	13,180	4,522	8,323	850	165,047
7.01 to 8.00%	5,354	204	72	—	283	—	5,913
8.01 to 9.00%	1,307	—	6	1	—	—	1,314

Total at June 30, 1999	$216,587	$67,635	$35,575	$8,076	$10,860	$7,641	$346,374

Borrowings. First Federal’s policy has been to utilize borrowings as an alternative and/or less costly source of funds. First Federal obtains advances from the FHLB of Cincinnati, which are collateralized by the capital stock of the Federal Home Loan Bank (“FHLB”) of Cincinnati held by First Federal, and certain mortgage loans of First Federal. First Federal also borrows funds through reverse repurchase agreements with the FHLB of Cincinnati and primary broker/dealers. Advances from the FHLB of Cincinnati are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB of Cincinnati will advance to member institutions, including First Federal, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Cincinnati and the OTS. The maximum amount of FHLB of Cincinnati advances permitted to a member institution generally is reduced by borrowings from any other source. At June 30, 2000, First Federal’s FHLB of Cincinnati advances totaled $227.8 million.

During the year ended June 30, 2000, First Federal continued to borrow funds from primary broker/dealers. The borrowings are collateralized by designated mortgage-backed securities and investment securities. The total of these borrowings at June 30, 2000, was $75.0 million. First Federal has the right to freely substitute collateral as long as the margin is at least 95% of all outstanding borrowings, including accrued interest. First Federal has used these repurchase agreements in arbitrage strategies, using the funds to purchase a mix of fixed and adjustable rate mortgage-backed securities, to generate a spread of approximately 100 to 120 basis points, as well as to help reduce First Federal’s interest rate risk.

First Federal also has an available overnight line-of-credit with the FHLB of Cincinnati for a maximum of $200.0 million. There was no fee for the line-of-credit for the year ended June 30, 2000. First Federal may continue to increase borrowings in the future to fund asset growth. To the extent it does so, First Federal may experience an increase in its cost of funds.

Personnel

As of June 30, 2000, First Federal had 215 full-time employees and 36 part-time employees. The employees are not represented by a collective bargaining unit and First Federal considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Place and First Federal will report their income on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly First Federal’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Federal or First Place. First Federal has been audited by the IRS for the 1992 and 1993 tax years.

Bad Debt Reserve. Historically, savings institutions such as First Federal which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which are deducted in arriving at their taxable income. First Federal’s deductions with respect to “ qualifying real property loans,” which are generally loans secured by certain interest in real property, were computed using an amount based on First Federal’s actual loss experience, or a percentage equal to 8% of First Federal’s taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to First Federal’s loss experience, First Federal generally recognized a bad debt deduction equal to 8% of taxable income .

In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996.” The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year which was the last taxable year beginning before January 1, 1988. First Federal has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, First Federal’s bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution’s lending activity for those years is equal to or greater than the institution’s average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. Dividends paid out of First Federal’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from First Federal’s bad debt reserve. Any dividends to First Place that would reduce amounts allocated to First Federal’s bad debt reserve and deducted for federal income tax purposes would create a tax liability for First Federal. The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if First Federal makes a non-dividend distribution, then approximately one and one-half times the amount so used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recaputre of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. The excess of the bad debt reserve deduction claimed by First Federal over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which First Federal currently has none. AMTI is increased by an amount equal to 75% of the amount by which First Federal’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. First Place may exclude from its income 100% of dividends received from First Federal as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which First Place and First Federal will not file a consolidated tax return, except that if First Place or First Federal own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

Ohio Taxation

Tax liability is measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect First Place.

First Federal is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of First Federal’s apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. As a “financial institution,” First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Delaware Taxation

As a Delaware holding company, First Place is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. First Place is also subject to an annual franchise tax imposed by the State of Delaware.

REGULATION

General

First Federal is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“ FDIC”), as the deposit insurer. First Federal is a member of the FHLB System. First Federal’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund (“SAIF”) managed by the FDIC. First Federal must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test First Federal’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Place, First Federal and their operations. Under the holding company form of organization, First Place is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to First Federal and to First Place are referred to below.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (the “HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDI Act”) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of First Federal’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2000, First Federal was in compliance with this regulation.

Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender (“QTL”) test. Under the QTL test, a savings association is required to qualify as a “domestic building and loan association” as that term is defined in the Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2000, First Federal met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS’s capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before (i) any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations, (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution, or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If First Federal’s capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, First Federal’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice.

Liquidity. First Federal is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 2000, First Federal was in compliance with the applicable regulatory liquidity requirements.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in First Federal’s latest quarterly Thrift Financial Report.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. First Federal’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including First Place and any non-savings institution subsidiaries that First Place may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “ institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establish criminal penalties for certain violations.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) ratio and an 8% risk based capital standard. However, the minimum leverage ratio is decreased to 3% for all institutions except those with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder’s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

The OTS has incorporated an interest rate risk component into its regulatory capital rule. The interest rate risk rule adjusts the risk-weighting for certain mortgage derivative securities. Under the rule, savings associations with “above normal” interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association’s interest rate risk would be measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of First Federal’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of First Federal’s assets. That dollar amount is deducted from an association’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component.

At June 30, 2000, First Federal met each of its capital requirements, in each case on a fully phased-in basis.

Prompt Corrective Regulatory Action

Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth, and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of First Federal.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of First Federal does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. First Federal’s latest CRA rating received from the OTS was “Satisfactory.”

Federal Home Loan Bank System

First Federal is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. First Federal, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Federal was in compliance with this requirement at June 30, 2000. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At June 30, 2000, First Federal had $227.8 million in FHLB advances.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, First Federal’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by First Federal.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. First Federal is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce First Federal’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

First Place is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, First Place is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over First Place and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. First Federal must notify the OTS 30 days before declaring any dividend to First Place.

As a unitary savings and loan holding company, First Place generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that First Federal continues to be a QTL. Upon any non-supervisory acquisition by First Place of another savings association, First Place would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Previously proposed legislation would have treated all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of First Place and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Securities Laws

First Place’s Common Stock has been registered with the SEC under the Exchange Act. First Place is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration under the Securities Act of First Place’s Common Stock does not cover the resale of such shares. Shares of the Common Stock purchased by persons who are not affiliates of First Place may be resold without registration. Shares purchased by an affiliate of First Place will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If First Place meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of First Place who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of First Place or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks. Provision may be made in the future by First Place to permit affiliates to have their shares registered for sale under the Securities Act under certain circumstances.

Item 2. Properties

First Federal owns its main office building in Warren, Ohio which also serves as a branch office. At June 30, 2000, First Federal owned five of its branch offices. The remaining eleven branch offices and all six of the loan production offices were leased. At June 30, 2000, the net book value of First Federal’s investment in buildings and leaseholds improvements was approximately $5.6 million.

Item 3. Legal Proceedings

From time to time, First Federal is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, First Federal is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On April 28, 2000, First Place held a special meeting of stockholders to vote upon the proposed merger of Ravenna Savings Bank into First Federal. The results of the votes on this matter presented to stockholders were as follows: Of the 8,829,725 shares entitled to vote, 5,324,323 were represented at the meeting. Stockholders approved the merger of Ravenna Savings Bank, with and into First Federal, with votes “for” of 4,696,034, votes “against” of 146,245 and votes “abstained” of 93,334.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information under the caption “Market Prices and Dividends Declared” in the 2000 Annual Report to Stockholders is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6. Selected Financial Data

The information contained in the 2000 Annual Report to Stockholders under the caption “Selected Financial Data and Other Data” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the 2000 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the 2000 Annual Report under the caption “Asset and Liability Management and Market Risk” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None to report.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of First Place and First Federal who are not directors.

The following table sets forth certain information regarding executive officers of First Place and First Federal at June 30, 2000 who are not also directors.

Name	Age at June 30, 2000	Positions Held with Company and Association

Richard K. Smith	42	Vice President and Treasurer of First Place and Sr. Vice President of First Federal

Dominique K. Stoeber	36	Corporate Secretary of First Place and Sr. Vice President of First Federal

R. Patrick Wilkinson	52	Sr. Vice President of First Federal

Brian E. Hoopes	42	Sr. Vice President of First Federal

James H. Ditch	53	Sr. Vice President of First Federal

Timothy A. Beaumont	42	Sr. Vice President of First Federal

Richard K. Smith, a certified public accountant, joined First Federal in 1990 as Assistant Vice President-Financial. In January 1995, he was named Vice President-Treasurer. His primary areas of responsibility are overseeing financial and regulatory reporting, investment policy, interest rate risk policy and internal controls. Mr. Smith has Bachelor of Science degrees in Accounting and Industrial Management from the University of Akron.

Dominique K. Stoeber joined First Federal in 1990 as Personnel Manager. In July 1992, she was promoted to Director of Human Resources. In December 1998, she was made Senior Vice President of Administrative Services and was also promoted to the position of Corporate Secretary of First Place Financial Corp. Mrs. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

R. Patrick Wilkinson has been with First Federal since 1973. He served in various positions until he was named Vice President of the Retail Division in 1987. His responsibilities are primarily to plan, develop and implement policies and procedures in support of First Federal’s retail function, including branch operations and general services.

Brian E. Hoopes joined First Federal in August 1998 as Vice President-Banking Systems. He was previously employed with Michelin Tire Corporation for the past 18 years in positions responsible for electronic data processing and financial operations. His most recent position there was Project Manager for the installation of a new financial software package in North America.

James H. Ditch joined First Federal in November 1998 as Sr. Vice President-Lending and is responsible for mortgage lending. Prior to joining First Federal, he was Senior Vice President of Lending with Signal Bank (formerly known as First Federal Savings and Loan Association of Wooster) where he had worked for 26 years. Mr. Ditch has a Bachelor of Business Administration degree from Ohio University.

Timothy A. Beaumont joined First Federal in June 2000 as Sr. Vice-President of Commercial Lending. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

Directors of First Place and First Federal

Information concerning Directors of First Place and First Federal is incorporated herein by reference from the joint proxy statement/prospectus for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about August 16, 2000.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the joint proxy statement/prospectus for the 2000 Annual Meeting of Stockholders, to be initially filed with the Securities and Exchange Commission on or about August 16, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the joint proxy statement/prospectus for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about August 16, 2000.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the joint proxy statement/prospectus for the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about August 16, 2000.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)    (1)  Financial Statements

The following information appearing in First Place’s Annual Report to Stockholders for the year ended June 30, 2000, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report

Selected Financial Data and Other Data	1-2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-11

Independent Auditors’ Report	12

Consolidated Statements of Financial Condition as of June 30, 2000 and 1999	13

Consolidated Statements of Income for Years Ended June 30, 2000, 1999 and 1998	14

Consolidated Statements of Changes in Stockholders’ Equity for Years Ended June 30, 2000, 1999 and 1998	15

Consolidated Statements of Cash Flows for Years Ended June 30, 2000, 1999 and 1998	16-17

Notes to Consolidated Financial Statements	18-46

With the exception of the aforementioned information, First Place’s Annual Report to Stockholders for the year ended June 30, 2000, is not deemed filed as part of this Annual Report on Form 10-K.

(a)    (2)  Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)    (3)  Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	**
3(i)	First Place Certificate of Incorporation	*
3(ii)	First Place Bylaws	*
4	Specimen First Place common stock certificate	*
10	Material contracts
	Executive Compensation Plans and Arrangements	*
	Employment Contracts	*
	Stock Option Agreement dated May 23, 2000	**
13	Portions of the 2000 Annual Report to stockholders	13
21	Subsidiaries of registrant	21
27	Financial Data Schedule	27

* Filed as exhibits to First Place’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

** Filed as an exhibit to First Place’s current report on Form 8-K filed on June 1, 2000.

(b)    Reports on Form 8-K

During the quarter ended on June 30, 2000, First Place filed a report on Form 8-K on April 21, 2000, announcing third quarter earnings. On May 24, 2000, First Place filed a report on Form 8-K announcing the completion of its acquisition of Ravenna Savings Bank. On June 1, 2000, First Place filed a report on Form 8-K announcing the signing of a definitive agreement with FFY Financial Corp. to combine in a merger of equals.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis,
President and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Steven R. Lewis	/s/ Richard K. Smith
Steven R. Lewis	Richard K. Smith
Officer and Director (Principal Executive Officer)	Financial and Accounting Officer)
Date: August 16, 2000	Date: August 16, 2000

/s/ George J. Gentithes	/s/ Robert S. McGeough
George J. Gentithes, Director	Robert S. McGeough
Date: August 16, 2000	Date: August 16, 2000

/s/ Robert P. Grace	/s/ E. Jeffrey Rossi
Robert P. Grace	E. Jeffrey Rossi
Date: August 16, 2000	Date: August 16, 2000

/s/ Thomas M. Humphries	/s/ Paul A. Watson
Thomas M. Humphries	Paul A. Watson
Date: August 16, 2000	Date: August 16, 2000

/s/ Earl Kissell
Earl Kissell
Date: August 16, 2000