Form 10-Q
period 2000-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2000-11-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	34-1880130 (IRS Employer Identification Number)

185 E. Market Street, Warren, OH (Address of principal executive offices)	44482 (Zip Code)

(330) 373-1221

(Registrant’s telephone number, including area code)

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

Yes  ☒             No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

9,683,250 common shares as of October 31, 2000

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	September 30,	June 30,
(Dollars in thousands)	2000	2000
ASSETS:
Cash and cash equivalents	$ 15,456	$ 13,421
Fed funds sold	225	16,222
Securities available for sale	255,108	261,051
Loans held for sale	11,097	13,071
Loans:
Total loans	727,448	711,216
Less allowance for loan losses	(6,353)	(6,150)
Net loans	721,095	705,066
Premises and equipment, net	10,524	10,390
Accrued interest receivable	4,904	4,767
Intangibles	12,983	13,148
Other assets	12,514	14,441

TOTAL ASSETS	$1,043,906	$1,051,577

LIABILITIES:
Deposits	$ 580,435	$ 586,748
Securities sold under agreement to repurchase	50,000	75,000
Federal Home Loan Bank advances	261,564	227,762
Advances by borrowers for taxes and insurance	2,158	3,163
Accrued interest payable	2,064	1,930
Other liabilities	9,003	8,999

TOTAL LIABILITIES	905,224	903,602

SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares; none outstanding
Common stock, $.01 par value:
33,000,000 shares authorized; 11,241,250 shares issued	112	112
Additional paid in capital	109,674	109,657
Retained earnings, subtantially restricted	63,864	62,855
Unearned recognition and retention plan shares	(4,478)	(4,764)
Unearned employee stock ownership plan shares	(7,864)	(8,012)
Treasury stock, at cost, 1,558,000 shares at September 30, 2000 and 552,800 shares at June 30, 2000	(17,631)	(6,364)
Accumulated other comprehensive income (loss)	(4,995)	(5,509)

TOTAL SHAREHOLDERS’ EQUITY	138,682	147,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,043,906	$1,051,577

See notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP.
CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended September 30,
(Dollars in thousands, except per share data)	2000	1999
INTEREST INCOME:
Loans	$ 14,442	$ 9,098
Securities	1,172	707
Mortgage-backed and related securities	3,387	3,594

TOTAL INTEREST INCOME	19,001	13,399

INTEREST EXPENSE:
Deposits	7,466	4,587
FHLB advances	3,900	1,350
Repurchase agreements	1,113	853

TOTAL INTEREST EXPENSE	12,479	6,790

NET INTEREST INCOME	6,522	6,609

PROVISION FOR LOAN LOSSES	300	169

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,222	6,440

NONINTEREST INCOME:
Service charges	549	346
Security gains (losses), net	1	0
Gain on sale of loans	234	79
Other	341	134

TOTAL NONINTEREST INCOME	1,125	559

NONINTEREST EXPENSE:
Salaries and benefits	2,499	2,012
Occupancy and equipment	644	512
Federal deposit insurance premiums	31	60
Franchise taxes	353	204
Other	1,077	697

TOTAL NONINTEREST EXPENSE	4,604	3,485

INCOME BEFORE INCOME TAX	2,743	3,514

PROVISION FOR INCOME TAX	849	1,114

NET INCOME	$ 1,894	$ 2,400

Basic earnings per share	$ 0.213	$ 0.240
Diluted earnings per share	$ 0.213	$ 0.240

Average shares outstanding—basic	8,908,020	10,018,153
Average shares outstanding—diluted	8,908,020	10,018,153

See notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY

	Three months ended September 30,
(Dollars in thousands)	2000	1999
Balance at July 1,	$147,975	$158,054
Comprehensive income:
Net Income (Loss)	1,894	2,400
Change in fair value of interest rate swaps, net of tax	(883)
Change in unrealized gain (loss)on securities available for sale, net of tax	1,397	(2,239)

Total comprehensive income	2,408	161
Cash dividends declared ($.10 and $.075 per share, respectively)	(885)	(776)
Amortization of ESOP expense	148	150
Recognition and retention plan shares purchased (449,650)		(5,955)
Amortization of recognition and retention plan expense	286	298
Difference between average fair value per share and cost per share on ESOP shares committed to be released	17	32
Treasury stock purchased	(11,267)

Balance at September 30,	$138,682	$151,964

See notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended September 30,
(Dollars in thousands)	2000	1999
Cash flows from operating activities:
Net cash from operating activities	$ 6,178	$ 5,584

Cash flows from investing activities:
Investment and mortgage-backed securities available for sale
Proceeds from sales	2,214
Proceeds from maturities, calls and principal paydowns	8,841	11,480
Purchases	(2,000)	(25,545)
Net decrease (increase) in fed funds sold	15,997	(5,315)
Purchases of Federal Home Loan Bank Stock	(1,773)	(101)
Net increase in loans	(16,121)	(33,111)
Premises and equipment expenditures, net	(532)	(73)

Net cash from investing activities	6,626	(52,665)

Cash flows from financing activities:
Net change in deposits	(6,313)	9,456
Net change in advances by borrowers for taxes and insurance	(1,005)	(953)
Net change in repurchase agreements	(25,000)	20,000
Net change in FHLB advances	33,802	26,153
Purchase of recognition and retention plan shares		(5,955)
Purchase of treasury stock	(11,267)
Cash dividends paid	(986)	(776)

Net cash from financing activities	(10,769)	47,925

Net change in cash and cash equivalents	2,035	844
Cash and cash equivalents at beginning of year	13,421	5,849

Cash and cash equivalents, end of period	$15,456	$ 6,693

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$12,345	$ 6,609
Cash payments of income taxes	0	845

See notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

Principles of Consolidation:

The consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiary First Federal Savings & Loan Association of Warren (the Bank). All significant intercompany balances have been eliminated in consolidation.

Basis of Presentation:

First Place Financial Corp. was incorporated under Delaware law in August 1998 by First Federal Savings & Loan Association of Warren in connection with the conversion of the Bank from a federally-chartered mutual savings and loan association to a federally-chartered stock savings and loan association and the issuance of the Bank’s capital stock to the Company pursuant to the Bank’s Plan of Conversion.

These interim financial statements reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of First Place Financial Corp. at September 30, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary and are not necessarily indicative of the results to be expected for the full year. The Annual Report for First Place Financial Corp. for the year ended June 30, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

Industry Segment Information:

The Company is engaged in the business of banking with operations conducted through its office located in Warren, Ohio. The Company originates and holds primarily residential and consumer loans to customers throughout the Trumbull, Mahoning and Portage County area in Northeast Ohio. The Company’s primary deposit products are interest bearing checking and certificates of deposit.

Use of Estimates in Preparation of Financial Statements:

In preparing financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses as well as affecting the disclosures provided. Future results could differ from current estimates.

Areas involving the use of management’s estimates and assumptions primarily include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities and the determination and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the amortization and value of mortgage servicing rights, the actuarial present value of pension benefit obligations and the net periodic pension expense and prepaid pension costs recognized in the consolidated financial statements.

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

Earnings per Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned.
Recognition and retention plan (“RRP”) shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of the potential common shares issuable under stock options.

Both basic and diluted earnings per share for the three months ended September 30, 2000 and September 30, 1999, were calculated using 8,908,020 and 10,018,153 average shares outstanding, respectively.

Employee Benefit Plans

In June 1999, the Company’s Board of Directors approved a resolution terminating the Company’s defined benefit pension plan. In June 1999, the Board of Directors approved ceasing the accumulation of future benefits to plan participants. The Company received a favorable determination letter from the Internal Revenue Service in October of 2000 and will settle vested plan benefits with participants during the fourth quarter of calendar year 2000. Participants may choose a lump sum payment, the purchase of a nontransferable deferred annuity contract or a transfer to the 401(k) plan.

Accounting for Derivative Instruments and Hedging Activities:

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At that time, management elected to reclassify all held to maturity securities to available for sale as allowed by SFAS No. 133. As a result of SFAS No. 133, all derivative instruments are recorded at their fair values.

At September 30, 2000, the Company had entered into several interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The Company has demonstrated the agreements to be cash flow hedges of its borrowings and includes the change in the fair value in other comprehensive income until such time as the impact of the hedged item is included in earnings.

The notional amount of interest rate swap agreements outstanding at September 20, 2000 was $90 million. The weighted average fixed rate on the swaps at September 30, 2000, is 6.42% while the adjustable rate is tied to either one or three month LIBOR.

Stock Option Plan

On July 2, 1999, the Board of Directors granted options to purchase 1,007,600 shares of common stock at an exercise price of $12.3125 to certain officers and directors of the Association and the Company. An additional 116,525 options remain unallocated. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercised during the three months ended September 30, 2000.

Recognition and Retention Plan

On July 2, 1999, the Board of Directors awarded 449,650 shares to certain directors and officers of the Association and the Company. No shares had previously been awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participants’ shares will be deemed to be earned and nonforfeitable upon such date. Compensation expense, which is based upon the cost of the shares, was $286,000 for the three months ended September 30, 2000.

Signing of Agreement and Plan of Merger:

On May 23, 2000, the Company signed a letter of intent to merge with FFY Financial Corp. (“FFY”), headquartered in Youngstown, Ohio in a merger of equals. The shareholders of FFY will receive 7.3 million shares of First Place Financial Corp. common stock in exchange for all of the outstanding shares of FFY stock. FFY shareholders will receive 1.075 shares of First Place Financial Corp. for each share of FFY stock. The shares to be issued were valued at $71.0 million on May 23, 2000. The merger is subject to shareholder and regulatory approval and is expected to be completed during December of 2000. The company has entered into a stock option agreement with FFY which would grant stock options equal to 19.9% of the shares outstanding to FFY in the event of certain triggering conditions. The merger will be accounted for as a purchase.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

Financial Condition

General. Total assets at September 30, 2000 were $1,043.9 million, a decrease of $7.7 million compared to $1,051.6 at June 30, 2000. The decrease in assets was primarily attributable to fed funds sold being used to repurchase the Company’s common stock. Partially offsetting this decline was an increase in net loans receivable which is discussed below.

Fed Funds Sold. Total fed funds sold decreased to $225,000 at September 30, 2000 compared to $16.2 million at June 30, 2000. This decrease was due to the Company using fed funds to repurchase 1,005,200 shares of its common stock during the quarter at an average cost of $11.21 per share. Additionally, funds were used to fund loan growth.

Securities. The Company’s securities portfolio decreased $5.9 million, or 2.3%, during the three months ended September 30, 2000, and totaled $255.1 million at September 30, 2000 compared to $261.1 million at June 30, 2000. The decrease was primarily the result of security maturities and paydowns.

Loans. Net loans receivable increased $16.0 million, or 2.3%, to $721.1 million at September 30, 2000 compared to $705.1 million at June 30, 2000. The increase was due to an increase in automobile and home equity loans and the seasonal increase in construction lending outstandings. The Company continues to sell the majority of its fixed rate 1-4 family mortgage originations.

Deposits. Deposits decreased $6.3 million, or 1.1% during the three months ended September 30, 2000, and totaled $580.4 million at September 30, 2000 compared to $586.7 million at June 30, 2000. The decrease in deposits was from declines in certificates, NOW accounts and savings accounts of $11.5 million, $1.3 million and $5.6 million, respectively, partially offset by an increase in money market accounts of $12.2 million. Certificate volumes continue to decline due to intense competition and management’s decision to utilize lower cost funding alternatives such as the Federal Home Loan Bank.

Repurchase Agreements. Repurchase agreements decreased from $75.0 million at June 30, 2000, to $50.0 million at September 30, 2000. This decrease was due to a maturing repurchase agreement. FHLB advances replaced this funding.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $33.8 million from $227.8 million at June 30, 2000, to $261.6 million at September 30, 2000. Advances increased to replace the repurchase agreement discussed above and due to the decrease in certificates of deposits.

Shareholders’ Equity. Total shareholders’ equity declined to $138.7 million at September 30, 2000 from $148.0 million at June 30, 2000. This decline was primarily the result of the Company’s share repurchase efforts mentioned previously. Offsetting this decline were increases to retained earnings and an increase in other comprehensive income.

Results of Operations

Comparison of the Three Months Ended September 30, 2000 and 1999

General. Net income for the three months ended September 30, 2000 was $1.9 million, or $.21 cents per diluted share compared to net income of $2.4 million, or $.24 per diluted share for the quarter ended September 30, 2000.

Interest Income. Total interest income for the three months ended September 30, 2000 totaled $19.0 million compared to $13.4 million for the three months ended September 30, 1999. The increase in interest income is primarily due to an increase in the average loan volume outstanding from the acquisition of Ravenna Savings Bank and a 23 basis point increase in the average yield earned on the loan portfolio.

Interest Expense. Total interest expense for the three months ended September 30, 2000 was $12.5 million compared to $6.8 million for the three months ended September 30, 1999. Deposit expense increased $2.9 million for the three months ended September 30, 2000 compared to the same period a year ago. This increase was due to the deposit volume acquired from Ravenna Savings and a 92 basis point increase in the average rate paid on deposit accounts. The impact of higher interest rates continues to impact the retention of certificates that are maturing. Borrowed funds expense increased $2.8 million for the three months ended September 30, 2000, to $5.0 million compared to the three months ended September 30, 1999. This increase was driven by increased volume in FHLB advances acquired in the Ravenna transaction, as well as, from increased volume to fund loan growth and the company’s common stock repurchase plan. Additionally, due to the increase in interest rates over the last year, the average cost of borrowed funds increased over 100 basis points.

Provision for Loan Losses. The provision for loan losses totaled $300,000 for the three months ended September 30, 2000, compared to $169,000 for the same period last year. The increase in provision expense is primarily due to the larger loan portfolio at September 30, 2000 than compared to a year ago. At September 30, 2000, the allowance for loan losses totaled $6.4 million, or 0.87% of total loans and 54.8% of non performing loans. At the same time a year ago, the allowance for loan losses was 0.75% of total loans and 217.5% of non performing loans. The increase in non performing loans has been primarily due to the acquisition of Ravenna Savings Bank which has resulted in a higher level of non performing 1-4 family mortgage loans. Given the historical loss figures on 1-4 family mortgage lending for both the Bank and the former Ravenna Savings, management believes that the allowance for loan losses is adequate to provide for estimated losses based on management’s evaluation of the loan portfolio.

Non Interest Income. Non interest income increased $566,000, to $1.1 million for the three months ended September 30, 2000 from $559,000 for the three months ended September 30, 1999. This increase is due to several factors including increased service charge income, mortgage loan servicing income and gains on the sale of mortgage loans. The addition of Ravenna Savings Bank is the primary reason for these increases.

Non Interest Expense. Non interest expense increased $1.1 million to $4.6 million for the three months ended September 30, 2000 compared to $3.5 million for the three months ended September 30, 1999. The increases in non interest expense are primarily due to the merger with Ravenna Savings. Salaries and benefits are $487,000 higher for the period ended September 30, 2000, as compared to the same period a year ago. This increase is primarily due to the additional staff brought on from Ravenna, normal salary increases and the addition of commercial lending personnel brought in to start the commercial lending division.

Occupancy expense increased $132,000 to $644,000 for the three months ended September 30, 2000 compared to the same period a year ago. This increase was due primarily to the addition of Ravenna’s offices and fixed assets. During the quarter, the Company closed two of its loan production offices in the Akron area due to overlap after the acquisition of Ravenna. Cost savings from this move will result in lower rental expense in coming quarters.

Other noninterest expense totaled $1.1 million for the three months ended September 30, 2000 compared to $697,000 for the three months ended September 30, 1999. The increase was due to the goodwill expense incurred with the acquisition of Ravenna and an increased expense base due to the merger including telephone, postage and supplies expense.

Income Taxes. The provision for income taxes totaled $849,000 for the three months ended September 30, 2000, compared to $1.1 million for the three months ended September 30, 1999. The decrease in the provision for income taxes resulted from less income before tax and the Company’s investment in a limited partnership that qualifies for historical and low-income, housing tax credits.

Liquidity

The Company provides funds for asset growth, deposit withdrawals and other liability maturities through maturing securities, payments made on loans, and through the acquisition of new deposits. The Company also has the ability to borrow up to $200 million in advances from the Federal Home Loan Bank to satisfy short term liquidity needs. The Company also uses other types of advances from the Federal Home Loan Bank and repurchase agreements with brokerage firms to provide funding for growth.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2000, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supple mentary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

Under the prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

At September 30, 2000, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 2000 Annual Report to Shareholders, which was incorporated by reference into First Place Financial Corp.’s 2000 Annual Report on Form 10-K.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings – None to be reported.

Item 2	Changes in securities – None to be reported.

Item 3	Defaults on Senior Securities – None to be reported.

Item 4	Submission of Matters to a Vote of Security Holders – None to be reported.

Item 5	Other Information – None to be reported.

Item 6	Exhibits and Reports on Form 8-K

a.	Exhibits – Exhibit 27 – Financial Data Schedule

On July 21, 2000, the Company announced earnings for the fiscal year ended June 30, 2000 of $.75 per diluted share.

On July 12, 2000, the Company filed an 8-K for the press release on June 26, 2000 announcing a common stock buyback and an increase in its regular quarterly dividend to $.10 per share.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: November 14, 2000	/s/ Steven R. Lewis	/s/ Richard K. Smith
	Steven R. Lewis, President	Richard K. Smith,
Vice-President, Treasurer