Form 10-Q
period 2000-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2001-02-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

16,423,540 common shares as of January 31, 2001

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

          First Place Financial Corp. and Subsidiaries
          Consolidated Statements of Financial Condition

	December 31, 2000	June 30, 2000

(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$23,072	$13,421
Fed funds sold	80,609	16,222
Securities available for sale	395,299	261,051
Loans held for sale	974	13,071
Loans:
Total loans	1,059,441	711,216
Less allowance for loan losses	(10,831)	(6,150)

Net loans	1,048,610	705,066
Premises and equipment, net	19,593	10,390
Accrued interest receivable	9,393	4,767
Intangibles	21,913	13,148
Other assets	37,024	14,441

TOTAL ASSETS	$1,636,487	$1,051,577

LIABILITIES:
Deposits	$1,023,769	$586,748
Securities sold under agreement to repurchase	88,876	75,000
Federal Home Loan Bank advances	301,365	227,762
Advances by borrowers for taxes and insurance	4,897	3,163
Accrued interest payable	4,482	1,930
Other liabilities	9,474	8,999

TOTAL LIABILITIES	1,432,863	903,602
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares, none outstanding	0	0
Common stock, $.01 per value:
33,000,00 shares authorized;
18,362,113 shares issued at December 31, 2000 and 11,241,250 shares issued at June 30, 2000	184	112
Additional paid in capital	179,045	109,657
Retained earnings, substantially restricted	60,789	62,855
Unearned recognition and retention plan shares	(3,874)	(4,764)
Unearned employee stock ownership plan shares	(8,804)	(8,012)
Treasury stock, at cost, 1,698,000 shares at December 31, 2000 and 552,800 shares at June 30, 2000	(20,090)	(6,364)

TOTAL SHAREHOLDERS' EQUITY	203,624	147,975
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,636,487	$1,051,577

First Place Financial Corp. and Subsidiaries
Consolidated Statements of Income

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except per share date)	2000	1999	2000	1999
INTEREST INCOME:

Loans	$15,599	$9,707	$30,041	$18,805
Securities	1,106	845	2,278	1,552
Mortgage-backed and related securities	3,305	3,447	6,692	7,041

TOTAL INTEREST INCOME	20,010	13,999	39,011	27,398
INTEREST EXPENSE

Deposits	8,067	4,800	15,533	9,387
Borrowed funds	4,274	1,711	8,174	3,061
Repurchase agreements	811	932	1,924	1,785

TOTAL INTEREST EXPENSE	13,152	7,443	25,631	14,233

NET INTEREST INCOME	6,858	6,556	13,380	13,165
PROVISION FOR LOAN LOSSES	1,505	214	1,805	383

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,353	6,342	11,575	12,782
NONINTEREST INCOME:

Service charges	579	347	1,128	693
Security gains (losses), net	(1,402)	(6)	(1,401)	(6)
Gain (loss) on sale of loans	(2,199)	96	(1,965)	175
Other	11	136	352	270

TOTAL NONINTEREST INCOME	(3,011)	573	(1,886)	1,132
NONINTEREST EXPENSE:

Salaries and benefits	3,024	1,976	5,523	3,988
Occupancy and equipment	636	520	1,280	1,032
Federal deposit insurance premiums	29	64	60	124
Franchise taxes	496	204	849	408
Other	3,432	920	4,509	1,617

TOTAL NONINTEREST EXPENSE	7,617	3,684	12,221	7,169

INCOME (LOSS) BEFORE INCOME TAXES	(5,275)	3,231	(2,532)	6,745
PROVISION FOR INCOME TAX (BENEFIT)	(2,200)	1,056	(1,351)	2,170

NET INCOME (LOSS)	$(3,075)	$2,175	$(1,181)	$4,575

Basic earnings (loss) per share	$(0.34)	$0.23	$(0.13)	$0.47

Diluted earnings (loss) per share	$(0.34)	$0.23	$(0.13)	$0.47

Average shares outstanding—basic	8,992,269	9,469,662	8,950,145	9,743,907

Average shares outstanding—diluted	9,005,789	9,469,662	8,963,665	9,743,907

See notes to consolidated financial statements.

First Place Financial Corp. and Subsidiaries
Consolidated Statements of Changes in
Shareholder's Equity
	Six months ended December 31,
(Dollars in thousands)	2000	1999

Balance at July 1,	$147,975	$158,054
Comprehensive income:
Net Income (Loss)	(1,181)	4,575
Change in fair value of interest rate swaps, net of tax	(3,665)
Change in fair value of securities available for sale, net of tax	5,548	(2,382)

Comprehensive income	702	2,193
Cash dividends declared ($.10 and $.15 per share, respectively)	(885)	(1,415)
Issuance of 7,120,863 shares of common stock for merger	69,428
Acquisition of FFY ESOP	(1,088)
Acquisition of FFY recognition and retention plan	(2)
Amortization of ESOP expense	296	300
Recognition and retention plan shares purchased (449,650)		(5,955)
Amortization of recognition and retention plan expense	892	595
Difference between average fair value per share and cost per share on ESOP shares committed to be released	31	56
Treasury stock purchased	(13,725)	(22,523)

Balance at December 31,	$203,624	$131,305

See notes to consolidated financial statements.

 FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended December 31,
Dollars in thousands	2000	1999
Cash flows from operating activities:
Net cash from operating activities	$9,434	$8,160

Cash flows from investing activities:
Investment and mortgage-backed securities available for sale
Proceeds from sales	181,772	17,069
Proceeds from maturities, calls and principal paydowns	30,058	18,225
Purchases	(2,000)	(39,044)
Net decrease (increase) in interest bearing deposits	0	10,640
Net cash received in acquisition	4,431	0
Net decrease (increase) in fed funds sold	(64,387)	0
Purchase of Federal Home Loan Bank stock	(1,773)	(1,281)
Net decrease (increase) in loans	(46,544)	(62,067)
Premises and equipment expenditures, net	(351)	(434)

Net cash from investing activities	101,206	(56,892)

Cash flows from financing activities:
Net change in deposits	1,773	16,015
Net change in advances by borrowers for taxes and insurance	(611)	271
Net change in repurchase agreements	(44,980)	20,000
Net change in Federal Home Loan Bank advances	(43,220)	47,540
Purchase of Incentive Plan Shares	0	(5,955)
Treasury stock purchases	(13,066)	(22,523)
Cash dividends paid	(885)	(1,551)

Net cash from financing activities	(100,989)	53,797

Net change in cash and cash equivalents	9,651	5,065

Cash and cash equivalents at beginning of year	13,421	5,849

Cash and cash equivalents, end of period	$23,072	$10,914

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$23,079	$13,917
Cash payments of income taxes	260	2,045
Proceeds from sales of loans originated for sale	10,132	0
Loans securitized	192,000	0

See notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Company) and its wholly-owned subsidiaries First Place Bank (the Bank - formerly known as First Federal Savings and Loan Association of Warren) and First Place Holdings, Inc. The consolidated financial statements also include the accounts of First Place Insurance Agency, Ltd., the insurance affiliate of First Place Holdings, Inc. The accounts of First Place Holdings, Inc.'s real estate affiliate, Coldwell Banker First Place Real Estate, are not consolidated since the Company owns a non-controlling one-third interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.'s 2000 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.'s 2000 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Merger and Name Change

On December 22, 2000, the Company completed the merger of equals transaction with FFY Financial Corp. (FFY) which was announced on May 24, 2000. FFY was merged with and into the Company and FFY's thrift subsidiary, FFY Bank, was merged with and into First Federal Savings and Loan Association of Warren. In addition, FFY Holdings, Inc., a subsidiary of FFY became a subsidiary of the Company.

The Company issued 7,120,863 shares of common stock valued at approximately $69.4 million. FFY was a holding company engaged in the financial services business through its' wholly-owned subsidiaries, FFY Bank, a federally-chartered savings bank, and FFY Holdings, Inc. FFY Bank operated 11 full service banking facilities and 2 loan production offices in Mahoning and Trumbull Counties, Ohio. The transaction was recorded as a purchase and, accordingly, the operating results of FFY have been included in the Company's consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $5.7 million will be amortized over 17 years.

As a part of the merger transaction, the Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank.

The following summarized unaudited pro forma financial information for the periods ended December 31, 2000 and 1999 assume the FFY Financial Corp. merger occurred as of July 1, 1999 (in thousands, except per share data):

	December 31, 2000	December 31, 1999
Net interest income after provision for loan losses	$19,516	$23,612
Net income	(852)	8,372
Diluted earnings per share	$(0.06)	$0.51

Securities Available for Sale

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale at December 31, 2000 and June 30, 2000 are as follows:
	December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities
U.S. Government agencies	$26,798		(13)	$26,785
Trust preferred securities	22,836			22,836
Obligations of states and political subdivisions	46,885	$30	(33)	46,882

	96,519	30	(46)	96,503

Equity securities
Federal Home Loan Bank stock	19,362			19,362
Equity securities	1,993			1,993
FNMA and FHLMC preferred stock	19,731	190		19,921

	41,086	190		41,276

Mortgage-backed securities and collateralized mortgage obligations	246,669	276	(905)	246,040
Asset-backed SLMA’s	11,480			11,480

	258,149	276	(905)	257,520

	$395,754	$496	$(951)	$395,299

	June 30, 2000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities
U.S. Government agencies	$26,996		$(292)	$26,704
Obligations of states and political subdivisions	6,368	$23	(103)	6,288

	33,364	23	(395)	32,992

Equity securities
Federal Home Loan Bank stock	11,413			11,413
FNMA and FHLMC preferred stock	17,732		(25)	17,707

	29,145		(25)	29,120

Mortgage-backed securities and collateralized mortgage obligations	206,907	342	(8,310)	198,939

	$269,416	$365	$(8,730)	$261,051

The amortized cost and estimated fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$5,999	$6,003
Due after one year through five years	17,222	17,413
Due after five years through ten years	19,722	20,205
Due after ten years	53,576	52,882

	$96,519	$96,503

Mortgage-backed securities and collateralized mortgage obligations	$258,149	$257,520

	$354,668	$354,023

Loans

Loans as presented on the balance sheet are comprised of the following classifications at (000’s):

	December 31, 2000	June 30, 2000
Real estate mortgage loans
One- to four- family	$756,138	$527,543
Multifamily	28,802	17,068
Commercial	64,486	27,787
Construction	48,402	45,770
Home equity	44,425	17,768

	942,253	635,936

Consumer and other loans
Automobile	74,972	62,694
Home equity lines of credit	55,880	25,584
Other	7,729	2,679

	138,581	90,957

Commercial loans	9,087	9,092
Less:
Loans in process	27,311	23,250
Net deferred loan origination fees	3,169	1,519
Allowance for loan losses	10,831	6,150

	41,311	30,919

	$1,048,610	$705,066

A summary of the activity in the allowance for loan losses is as follows (000's):

2000
Balance at beginning of period	$6,150
Provision for loan losses	1,805
Acquisition	4,087
Charge-offs	(1,266)
Recoveries	55

Balance at end of period—December 31, 2000	$10,831

           Impaired loans were as follows at December 31, 2000 (000's):

2000
Loans with no allocated allowance for loan losses	$—
Loans with allocated allowance for loan losses	625

Total	$625

Amount of the allowance for loan losses allocated	$244
Average of impaired loans since June 30, 2000	$880
Interest income recognized during impairment	$—
Cash-basis interest income recognized	$—

          Nonaccrual loans totaled $13,100 and $6,566 at December 31, 2000 and June 30, 2000.

Deposits

          Deposits consist of the following at:

	December 31, 2000	June 30, 2000
Non interest-bearing demand	$17,077	$11,088
Savings	143,300	76,230
NOW	81,173	44,757
Money Market	179,585	108,299
Certificates of deposit	602,634	346,374

	$1,023,769	$586,748

          At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

2001	$241,081
2002	214,420
2003	68,272
2004	17,907
2005	35,896
Thereafter	25,058

$602,634

Securities sold under agreements to repurchase

          Securities sold under agreements to repurchase are financing arrangements that mature based on the contractural terms of each agreement. They are collateralized by mortgage-backed securities. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows (000’s):

	December 31, 2000	June 30, 2000
Average daily balance during the period	$62,046	$70,632
Average interest rate during the period	5.79%	5.78%
Maximum month-end balance during the period	$88,876	$75,000

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank are as follows (000’s):

	December 31, 2000		June 30, 2000
Year of Maturity	Interest Rate	Amount	Interest Rate	Amount
2001	6.52%	$192,593	6.45%	$157,146
2002	6.18	13,600	6.17	21,350
2003	5.74	9,361	6.05	9,340
2005	5.95	29,223
2006	6.20	2,800	6.42	5,800
2008			6.20	2,000
2009	5.92	28,169	5.07	3,500
2010	6.26	25,000	6.18	28,000
2014	5.00	619	5.00	626

		$301,365		$227,762

Hedging Activities

The Company is involved in certain hedging strategies which are intended to improve the predictability of future transactions. These activities include protecting the cash flow of certain of its short-term variable rate borrowings against interest rate movements and entering into long-term fixed rate borrowings to fix the dollar amounts to be paid.

With respect to hedging activities to protect the predictability of future cash flows as it pertains to its borrowings, the Company has entered into agreements to assume fixed interest payments in exchange for variable interest payments. The Company has demonstrated these to be cash flow hedges of its borrowings and includes the change in the fair value in other comprehensive income until such time as the impact of the hedged item is included in earnings.

The Company has entered into several agreements during fiscal year 2001 to assume fixed interest payments in exchange for variable interest payments (interest rate swaps). The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the interest rate swaps. The interest rate swaps were designated as a cash flow hedges. The following table summarizes the terms of the swap at June 30, 2000 (dollars in 000’s).

Notional amount	$140,000
Weighted average fixed rate	6.47%
Weighted average variable rate in effect at December 31, 2000	6.65%
Market value at December 31, 2000	$ (5,619)

The maturities of these contracts range from 2 years to 10 years. Variable interest payments received are based on one month LIBOR which is adjusted on a monthly basis.

Stock Option Plan

On July 2, 1999, the Board of Directors granted options to purchase 1,007,600 common shares at an exercise price of $12.31 to certain officers and directors of the bank and Company. On December 22, 2000, the option plan of FFY Financial Corp. was merged with, and into, the option plan of First Place Financial Corp. A total of 587,499 options were added to the plan as a result of the merger. With the addition of FFY's options, the Company now has total options available under its plan of 1,711,624.

Earnings (Loss) per Share:
($ in thousands, except per share data)

          The computation of basic and diluted earnings (loss) per share is shown in the following table.

	Three months ended December 31,		Six months ended December 31,
	2000	1999	2000	1999
Basic earnings (loss) per share computation:
Numerator — Net income (loss)	$ (3,075)	$ 2,175	$ (1,181)	$ 4,575
Denominator — Weighted average common shares outstanding	8,992,269	9,469,662	8,950,145	9,743,907
Basic earnings (loss) per share	$ (0.34)	$ 0.23	$ (0.13)	$ 0.47

Diluted earnings (loss) per share computation:
Numerator — Net income (loss)	$ (3,075)	$ 2,175	$ (1,181)	$ 4,575
Denominator — Weighted average common shares outstanding	8,992,269	9,469,662	8,950,145	9,743,907
Dilutive effect of stock options	13,520	0	13,250	0

Weighted average common shares and common stock equivalents	9,005,789	9,469,662	8,963,665	9,743,907
Diluted earnings (loss) per share	$ (0.34)	$ 0.23	$ (0.13)	$ 0.47

Stock options for 1,698,104 and 1,124,250 shares of common stock were not considered in computing diluted earnings per common share for December 31, 2000 and December 31, 1999, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition And Results of Operations

Forward-Looking Statements

When used in this Form 10-Q, or, in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General. On December 22, 2000, the Company completed the merger of equals transaction with FFY Financial Corp. which was announced on May 24, 2000. At the time of merger, assets acquired totaled $681.8 million and liabilities assumed totaled $614.1 million. Also during the quarter ended December 31, 2000, the Company restructured its balance sheet to lower its interest rate risk profile and to provide additional liquidity. The Company securitized $192.0 million in primarily fixed rate 1-4 family mortgage loans and sold $149.4 million of the securities. In addition, $50.1 million in mortgage backed and related securities were sold. Approximately $61.6 million in Federal Home Loan Bank advances were repaid with the proceeds of the securities sale.

Total assets at December 31, 2000 were $1,636.5 million compared to $1,051.6 million at June 30, 2000, an increase of $584.9 million, or 55.6%. The increase in assets was primarily attributable to assets acquired in the merger with FFY offset by the use of securities sales proceeds to repay borrowings. Total liabilities at December 31, 2000 were $1,432.9 million compared to $903.6 million at June 30, 2000, an increase of $529.3 million, or 58.6%. The increase in liabilities was also primarily attributable to liabilities acquired in the merger with FFYoffset by the repayment of borrowings. The discussion below provides greater detail regarding significant changes to the balance sheet.

Fed Funds Sold. Fed funds sold increased $64.4 million, or 396.9% during the six months ended December 31, 2000 and totaled $80.6 million at December 31, 2000. The increase was primarily due to the investment of proceeds from sales of securities associated with balance sheet restructuring described above.

Securities. Securities available for sale increased $134.2 million, or 51.4%, during the six months ended December 31, 2000, and totaled $395.3 million at December 31, 2000. The increase was primarily the result of $156.3 million in securities acquired in the merger with FFY and $192.0 million in securities from the loan securitization transaction partially offset by the sale of $199.5 million in mortgage-backed and related securities.

Loans. Net loans increased $343.5 million, or 48.7% during the six months ended December 31, 2000 and totaled $1,048.6 million at December 31, 2000. The increase was primarily due to the acquisition of $492.5 million in loans in the merger with FFY and current quarter production partially offset by the loan securitization transaction.

Deposits. Deposits increased $437.0 million, or 74.4% during the six months ended December 31, 2000, and totaled $1,023.8 million at December 31, 2000. The increase was primarily attributable to $432.3 million in deposits acquired in the merger with FFY.

Repurchase Agreements. Repurchase agreements increased $13.9 million, or 18.5% during the six months ended December 31, 2000 and totaled $88.9 million at December 31, 2000. The increase was due to $58.9 million in repurchase agreements acquired in the merger with FFY offset by $45.0 million in maturities and repayments.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $73.6 million, or 32.3% during the six months ended December 31, 2000 and totaled $301.4 million at December 31, 2000. The increase was due to $115.9 million in advances acquired in the merger with FFY partially offset by repayment of certain advances with proceeds from securities sales.

Shareholders' Equity. Total shareholders' equity increased $55.6 million, or 37.6% during the six months ended December 31, 2000 and totaled $203.6 million at December 31, 2000. The increase was primarily the result of the merger with FFY, which added $68.3 million in shareholders' equity, offset by the current year to date loss and treasury share repurchases.

Results of Operations
Comparison of the Three and Six Months Ended December 31, 2000 and 1999

General. The net loss for the three months ended December 31, 2000 totaled ($3.1) million, or ($.34) per diluted share compared to net income of $2.2 million, or $.23 per diluted share for the three months ended December 31, 1999. The decline was primarily attributable to $6.5 million in pre-tax merger and restructuring charges which are discussed in detail below. Net income for the quarter ended December 31, 2000, excluding merger and restructuring costs, totaled $1.2 million , or $.13 per diluted share.

The net loss for the six months ended December 31, 2000 totaled ($1.2) million, or ($.13) per diluted share compared to net income of $4.6 million, or $.47 per diluted share for the six months ended December 31, 1999. The decline for the six-month period was also attributable to merger and restructuring charges discussed below. Net income for the six months ended December 31, 2000, excluding merger and restructuring costs, totaled $3.1 million, or $.34 per share.

Interest Income. Interest income for the three months ended December 31, 2000 totaled $20.0 million compared to $14.0 million for the three months ended December 31, 1999. The $6.0 million increase in interest income was primarily due to a $5.9 million increase in income on loans caused by higher average loan volume outstanding as a result of the acquisition of Ravenna Savings Bank in May 2000, and a 28 basis point increase in the average yield of the loan portfolio.

Interest income for the six months ended December 31, 2000 totaled $39.0 million compared to $27.4 million for the six months ended December 31, 1999. The $11.6 million increase in interest income was primarily due to an $11.2 million increase in income on loans caused by higher average loan volumes outstanding and increased yield on the loan portfolio.

Interest Expense. Interest expense for the three months ended December 31, 2000 totaled $13.2 million compared to $7.4 million for the three months ended December 31, 1999. The $5.7 million increase in interest expense was due to a $3.3 million increase in interest expense on deposits and a $2.6 million increase in interest expense on borrowed funds. The $3.3 million increase in interest expense on deposits was due to the deposit volume acquired from Ravenna Savings Bank and a 93 basis point increase in the average rate paid on deposit accounts. The $2.6 million increase in interest expense on borrowed funds was due to FHLB advances acquired from Ravenna Savings Bank and additional borrowings to fund loan growth and stock repurchases. Additionally, due to the increase in interest rates over the last year, the average cost of borrowed funds increased 78 basis points.

Interest expense for the six months ended December 31, 2000 totaled $25.6 million compared to $14.2 million for the six months ended December 31, 1999. The $11.4 million increase in interest expense during the six-month period resulted from higher deposit and borrowing balances and higher interest rates as discussed above for the three months ended December 31, 2000.

Provision for Loan Losses. The provision for loan losses totaled $1.5 million for the three months ended December 31, 2000 compared to $214,000 for the same period last year. The $1.2 million increase in provision expense was primarily due to the chargeoff of $1.1 million in loans acquired in the Ravenna Savings Bank merger. At December 31, 2000, the allowance for loan losses to gross loans outstanding was 1.02% compared to 0.86% at June 30, 2000. The provision for loan losses reflects management's evaluation of the underlying credit risk of the loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of the allowance for loan losses to non-performing loans was 82.7% at December 31, 2000 compared to 93.67% at June 30, 2000. Nonperforming loans totaled $13.1 million at December 31, 2000 including $4.2 million acquired in the merger with FFY. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of the loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at December 31, 2000.

The provision for loan losses totaled $1.8 million for the six months ended December 31, 2000 compared to $383,000 for the six months ended December 31, 1999. The $1.4 million increase was due to the higher level of chargeoffs and a larger loan portfolio as compared to a year ago due to the acquisition of Ravenna Savings Bank.

Non Interest Income. Non interest losses totaled $3.0 million for the three months ended December 31, 2000 compared to income of $573,000 for the three months ended December 31, 1999. The $3.6 million decline was due primarily to $2.4 million in losses on loans as a result of the securitization of mortgages and $1.4 million in losses on security sales. The losses were offset slightly by an increase in service charge income due to a larger customer base as a result of the acquisition of Ravenna Savings Bank.

Non interest losses totaled $1.9 million for the six months ended December 31, 2000 compared to income of $1.1 million for the six months ended December 31, 1999. The $3.0 million decline was due to loan and security sales losses described above offset by additional service charge income.

Non Interest Expense. Non interest expense totaled $7.6 million for the three months ended December 31, 2000 compared to $3.7 million for the three months ended December 31, 1999. The $3.9 million increase was primarily due to $2.4 million in charges incurred in the merger with FFY and increased operating expenses associated with the acquisition of Ravenna Savings Bank. Significant merger related expenses included $384,000 to prepay FHLB advances, $820,000 for the write-off of fixed assets and other contracts and $508,000 for employee expenses, including severance. In addition, the acquisition of Ravenna Savings Bank increased expense due to additional staffing levels, occupancy, telephone and other expenses. The Company also added staff for the new commercial lending operation during the quarter ended December 31, 2000.

Non interest expense totaled $12.2 million for the six months ended December 31, 2000 compared to $7.2 million for the six months ended December 31, 1999. The $5.0 million increase was primarily due to expenses related to the FFY merger and increased operating expenses associated with the Ravenna Savings Bank acquisition, as discussed above.

Non interest expenses primarily related to information systems conversion, a voluntary employee attrition program and marketing the "First Place Bank" name will be incurred by the Company over the next three fiscal quarters. Pre-tax costs of approximately $2.7 million, $375,000 and $200,000 are expected to be incurred in the quarters ending March 31, 2001, June 30, 2001 and September 30, 2001, respectively.

Income Taxes. Income tax benefit totaled $2.2 million for the three months ended December 31, 2000, compared to income tax expense of $1.1 million for the three months ended December 31, 1999. For the six months ended December 31, 2000, income tax benefit was $1.4 million compared to income tax expense of $2.2 million for the six months ended December 31, 1999. The tax benefits resulted from losses before income tax in the current year periods compared to income before tax in prior year periods.

Liquidity

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. The Company's objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

Federal regulations require the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The Bank's liquidity exceeded the applicable liquidity requirement at December 31, 2000 and 1999. Simply meeting the liquidity requirement does not automatically mean that the Bank has sufficient liquidity for a safe and sound operation. Regulations also include a separate requirement that each thrift must maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, FFY Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the six months ended December 31, 2000, the Bank's loan portfolio used $46.5 million in cash, while proceeds from the securities portfolio provided $219.8 million. For the six months ended December 31, 1999, an increase in the Bank's loan portfolio used $62.1 million and an increase in the securities portfolio used $3.8 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the six months ended December 31, 2000, deposit accounts provided $1.8 million, whereas repurchase agreements and borrowed funds used $45.0 million and $43.2 million, respectively. For the six months ended December 31, 1999, an increase in deposits provided $16.0 million, whereas an increase in repurchase agreements and borrowed funds provided $20.0 million and $47.5 million, respectively.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 2000, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

Under the prompt corrective action regulations, the OTS is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

At December 31, 2000, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company sold fixed rate mortgages and mortgage backed securities during the quarter and also obtained fixed rate interest rate swap contracts to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2000 Annual Report to Shareholders, which was incorporated by reference in to First Place Financial Corp.'s 2000 Annual Report on Form 10-K.

PART II.   OTHER INFORMATION

Item 1      Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations.

Item 2      Changes in securities — None to be reported.

Item 3      Defaults on Senior Securities — None to be reported.

Item 4      Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on November 16, 2000. The matters approved by stockholders at the annual meeting and the voting results as to each matter are set forth below.

Adoption of the Agreement and Plan of Merger between First Place Financial Corp. and FFY Financial Corp.

For	Against	Abstain	Non-vote

5,906,674	128,789	39,838	2,230,940

Election of Directors for a three-year term:

Name	For	Withheld

Robert P. Grace	8,201,988	104,253
Thomas M. Humphries	8,185,919	120,322
Robert S. McGeough	8,200,161	106,080

Ratification of the Appointment of Crowe, Chizek and Company, LLP, as independent auditors for a one-year term:

For	Against	Abstain

7,687,053	525,024	94,164

Item 5       Other Information — None to be reported.

Item 6       Exhibits and Reports on Form 8-K

a.	Exhibit 3.1 — Amended and Restated Certificate of Incorporation

b.	Forms 8-K filed during the quarter:

On October 20, 2000, the Company announced earnings for the quarter ended September 30, 2000 of $.21 per diluted share.

On October 27, 2000, the Company filed an 8-K announcing the death of its chairman, Paul A. Watson.

On November 27, 2000, the Company announced the completion of its previously announced share repurchase program and the initiation of another 500,000 share common stock repurchase program.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: February 14, 2001	/s/ Steven R. Lewis	/s/ Therese A. Liutkus

	Steven R. Lewis, President and CEO	Therese A. Liutkus, CFO