Form 10-Q/A
period 2000-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2001-02-21
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

          First Place Financial Corp. and Subsidiaries
          Consolidated Statements of Financial Condition

	December 31, 2000	June 30, 2000

(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$23,072	$13,421
Fed funds sold	80,609	16,222
Securities available for sale	395,299	261,051
Loans held for sale	974	13,071
Loans:
Total loans	1,059,441	711,216
Less allowance for loan losses	(10,831)	(6,150)

Net loans	1,048,610	705,066
Premises and equipment, net	19,593	10,390
Accrued interest receivable	9,393	4,767
Intangibles	21,913	13,148
Other assets	37,024	14,441

TOTAL ASSETS	$1,636,487	$1,051,577

LIABILITIES:
Deposits	$1,023,769	$586,748
Securities sold under agreement to repurchase	88,876	75,000
Federal Home Loan Bank advances	301,365	227,762
Advances by borrowers for taxes and insurance	4,897	3,163
Accrued interest payable	4,482	1,930
Other liabilities	9,474	8,999

TOTAL LIABILITIES	1,432,863	903,602
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares, none outstanding	0	0
Common stock, $.01 per value:
33,000,00 shares authorized;
18,362,113 shares issued at December 31, 2000 and 11,241,250 shares issued at June 30, 2000	184	112
Additional paid in capital	179,045	109,657
Retained earnings, substantially restricted	60,789	62,855
Unearned recognition and retention plan shares	(3,874)	(4,764)
Unearned employee stock ownership plan shares	(8,804)	(8,012)
Treasury stock, at cost, 1,698,000 shares at December 31, 2000 and 552,800 shares at June 30, 2000	(20,090)	(6,364)
Accumulated other comprehensive income (loss)	(3,626)	(5,509)

TOTAL SHAREHOLDERS' EQUITY	203,624	147,975

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,636,487	$1,051,577

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: February 21, 2001	/s/ Steven R. Lewis	/s/ Therese A. Liutkus

	Steven R. Lewis, President and CEO	Therese A. Liutkus, CFO