Form 10-Q
period 2001-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2001-05-15
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

15,376,198 common shares as of April 30, 2001

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

First Place Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2001	June 30, 2000
(Dollars in thousands)
ASSETS:
Cash and cash equivalents	$34,384	$13,421
Fed funds sold	48,890	16,222
Securities available for sale	425,745	261,051
Loans held for sale	15,321	13,071
Loans:
Total loans	1,039,086	711,216
Less allowance for loan losses	(10,701)	(6,150)

Net loans	1,028,385	705,066
Premises and equipment, net	20,007	10,390
Accrued interest receivable	9,417	4,767
Intangibles	21,555	13,148
Other assets	15,731	14,441

TOTAL ASSETS	$1,619,435	$1,051,577

LIABILITIES:
Deposits	$1,016,374	$586,748
Securities sold under agreement to repurchase	89,446	75,000
Federal Home Loan Bank advances	264,080	227,762
Advances by borrowers for taxes and insurance	2,836	3,163
Accrued interest payable	6,270	1,930
Other liabilities	46,052	8,999

TOTAL LIABILITIES	1,425,058	903,602
SHAREHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares, none outstanding
Common stock, $.01 per value: 33,000,000 shares authorized; 18,362,113 shares issued at March 31, 2001 and 11,241,250 shares issued at June 30, 2000	184	112
Additional paid in capital	179,797	109,657
Retained earnings, substantially restricted	62,392	62,855
Unearned recognition and retention plan shares	(3,646)	(4,764)
Unearned employee stock ownership plan shares	(7,568)	(8,012)
Treasury stock, at cost, 2,941,865 shares at March 31, 2001 and 552,800 shares at June 30, 2000	(33,603)	(6,364)
Accumulated other comprehensive income (loss)	(3,179)	(5,509)

TOTAL SHAREHOLDERS’ EQUITY	194,377	147,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,435	$1,051,577

See notes to consolidated financial statements.

First Place Financial Corp. and Subsidiaries
Consolidated Statements of Income

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share date)	2001	2000	2001	2000
INTEREST INCOME:
Loans	$ 22,322	$ 10,175	$ 52,363	$ 28,980
Securities	2,859	704	5,137	2,257
Mortgage-backed and related securities	4,909	3,536	11,601	10,578

TOTAL INTEREST INCOME	30,090	14,415	69,101	41,815
INTEREST EXPENSE
Deposits	11,732	4,980	27,265	14,367
Borrowed funds	4,256	1,962	12,430	5,023
Repurchase agreements	1,317	1,116	3,241	2,901

TOTAL INTEREST EXPENSE	17,305	8,058	42,936	22,291

NET INTEREST INCOME	12,785	6,357	26,165	19,524
PROVISION FOR LOAN LOSSES	658	222	2,463	605

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,127	6,135	23,702	18,919
NONINTEREST INCOME:
Service charges	770	368	1,898	1,062
Security gains (losses), net	280	(1)	(1,121)	(6)
Gain (loss) on sale of loans	608	96	(1,357)	271
Other	773	129	1,125	399

TOTAL NONINTEREST INCOME	2,431	592	545	1,726
NONINTEREST EXPENSE:
Salaries and benefits	5,636	2,121	11,159	6,109
Occupancy and equipment	1,238	523	2,518	1,555
Franchise taxes	345	215	1,194	622
Goodwill and intangible amortization	358	0	1,002	0
Other	1,842	801	5,767	2,544

TOTAL NONINTEREST EXPENSE	9,419	3,660	21,640	10,830

INCOME BEFORE INCOME TAXES	5,139	3,067	2,607	9,815
PROVISION FOR INCOME TAX	1,585	1,029	234	3,199

NET INCOME	$ 3,554	$ 2,038	$ 2,373	$ 6,616

Basic earnings per share	$ 0.24	$ 0.26	$ 0.22	$ 0.72

Diluted earnings per share	$ 0.24	$ 0.26	$ 0.22	$ 0.72

Average shares outstanding – basic	14,918,420	7,931,541	10,910,527	9,144,179

Average shares outstanding – diluted	15,119,789	7,931,541	10,982,157	9,144,179

          See notes to consolidated financial statements.

First Place Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in
Shareholders’ Equity

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands)	2001	2000	2001	2000

Balance at beginning of period	$203,624	$131,305	$147,975	$158,054

Comprehensive income:
Net Income (Loss)	3,554	2,038	2,373	6,616
Change in fair value of interest rate swaps, net of tax	(1,966)	18	(5,630)	18
Change in fair value of securities available for sale, net of tax	2,412	(949)	7,960	(3,334)

Comprehensive income	4,000	1,107	4,703	3,300

Cash dividends declared	(1,950)	(600)	(2,835)	(2,015)

Issuance of 7,120,863 shares of common stock for merger			69,428

Acquisition of FFY Financial Corp. ESOP			(1,088)

Acquisition of FFY Financial Corp. recognition and retention plan			(2)

Amortization of ESOP expense	148	233	444	533

Recognition and retention plan shares purchased (449,650)				(5,955)

Amortization of recognition and retention plan expense	229	298	1,120	893

Difference between average fair value per share and cost per share on ESOP shares committed to be released	26	11	57	67

Stock options exercised	597		597

Treasury stock purchased	(12,297)	(6,062)	(26,022)	(28,585)

Balance at end of period	$194,377	$126,292	$194,377	$126,292

Cash dividends per share	$ 0.125	$ 0.075	$ 0.225	$ 0.225

See notes to consolidated financial statements.

First Place Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
	Nine months ended March 31,
(Dollars in thousands)	2001	2000

Cash flows from operating activities:
Net cash from operating activities	$7,215	$7,686

Cash flows from investing activities:
Investment and mortgage-backed securities available for sale
Proceeds from sales	239,124	23,640
Proceeds from maturities, calls and principal paydowns	50,621	23,996
Purchases	(59,105)	(54,942)
Net decrease in interest bearing deposits	0	22,584
Net cash received in acquisition	4,431	0
Net (increase) in fed funds sold	(32,668)	0
Purchase of Federal Home Loan Bank stock	(1,773)	(1,139)
Net (increase) in loans	(23,860)	(89,441)
Premises and equipment expenditures, net	(1,262)	(573)

Net cash from investing activities	175,508	(75,875)

Cash flows from financing activities:
Net change in deposits	(5,722)	37,608
Net change in advances by borrowers for taxes and insurance	(2,672)	(860)
Net change in repurchase agreements	(44,284)	20,570
Net change in Federal Home Loan Bank advances	(81,481)	50,846
Purchase of incentive plan shares	0	(5,955)
Treasury stock purchases	(25,363)	(28,585)
Cash dividends paid	(2,835)	(2,191)
Proceeds from stock options exercised	597	0

Net cash from financing activities	(161,760)	71,433

Net change in cash and cash equivalents	20,963	3,244

Cash and cash equivalents at beginning of year	13,421	5,849

Cash and cash equivalents, end of period	$34,384	$9,093

Supplemental disclosures of cash flow information:
Cash payments of interest expense	$38,402	$22,620
Cash payments of income taxes	260	3,105
Proceeds from sales of loans originated for sale	31,017	10,152
Loans securized	192,000	0

See notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements
(Dollar amounts in thousands except per share data)

Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Company) and its wholly-owned subsidiaries First Place Bank (the Bank — formerly known as First Federal Savings and Loan Association of Warren) and First Place Holdings, Inc. The consolidated financial statements also include the accounts of First Place Insurance Agency, Ltd., the insurance affiliate of First Place Holdings, Inc. The accounts of First Place Holdings, Inc.’s real estate affiliate, Coldwell Banker First Place Real Estate, are not consolidated since the Company owns a non-controlling one-third interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2000 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2000 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Merger and Name Change

On December 22, 2000, the Company completed the merger of equals transaction with FFY Financial Corp. (FFY) which was announced on May 24, 2000. FFY was merged with and into the Company and FFY’s thrift subsidiary, FFY Bank, was merged with and into First Federal Savings and Loan Association of Warren. In addition, FFY Holdings, Inc., a subsidiary of FFY became a subsidiary of the Company.

The Company issued 7,120,863 shares of common stock valued at approximately $69.4 million. FFY was a holding company engaged in the financial services business through its’ wholly-owned subsidiaries, FFY Bank, a federally-chartered savings bank, and FFY Holdings, Inc. FFY Bank operated 11 full service banking facilities and 2 loan production offices in Mahoning and Trumbull Counties, Ohio. The transaction was recorded as a purchase and, accordingly, the operating results of FFY have been included in the Company’s consolidated financial statements since the date of acquisition. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $5.7 million will be amortized over 17 years.

As a part of the merger transaction, the Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank.

Securities Available for Sale

The amortized cost, gross unrealized gains and losses and estimated fair values of securities available for sale at March 31, 2001 and June 30, 2000 are as follows:

	March 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities
U.S. Government agencies	$ 12,878	$ 97		$ 12,975
Trust preferred securities	22,850	244	$ (21)	23,073
Obligations of states and political subdivisions	46,862	1,972	(213)	48,621

	82,590	2,313	(234)	84,669

Equity securities
Federal Home Loan Bank stock	20,078			20,078
Equity securities	1,725	498		2,223
FNMA and FHLMC preferred stock	30,369	197	(56)	30,510

	52,172	695	(56)	52,811

Mortgage-backed securities and collateralized mortgage obligations	275,514	1,794	(448)	276,860
Asset-backed SLMA’s	11,487		(82)	11,405

	287,001	1,794	(530)	288,265

	$421,763	$4,802	$ (820)	$425,745

	June 30, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities
U.S. Government agencies	$ 26,996		$ (292)	$ 26,704
Obligations of states and political subdivisions	6,368	$ 23	(103)	6,288

	33,364	23	(395)	32,992

Equity securities
Federal Home Loan Bank stock	11,413			11,413
FNMA and FHLMC preferred stock	17,732		(25)	17,707

	29,145		(25)	29,120

Mortgage-backed securities and collateralized mortgage obligations	206,907	342	(8,310)	198,939

	$269,416	$ 365	$(8,730)	$261,051

The amortized cost and estimated fair value of debt securities at March 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	Amortized Cost	Estimated Fair Value
Available for sale
Due in one year or less	$5,544	$5,623
Due after one year through five years	12,115	12,204
Due after five years through ten years	16,053	16,558
Due after ten years	48,878	50,284

	$82,590	$84,669

Mortgage-backed securities and collateralized mortgage obligations	$287,001	$288,265

	$369,591	$372,934

Loans

Loans as presented on the balance sheet are comprised of the following classifications at:
	March 31, 2001	June 30, 2000
Real estate mortgage loans
One– to four– family	$720,229	$527,543
Multifamily	30,190	17,068
Commercial	65,081	27,787
Construction	43,322	45,770
Home equity	43,477	17,768

	902,298	635,936
Consumer and other loans
Automobile	74,336	62,694
Home equity lines of credit	67,055	25,584
Other	7,745	2,679

	149,136	90,957
Commercial loans	13,264	9,092
Less:
Loans in process	22,723	23,250
Net deferred loan origination fees	2,889	1,519
Allowance for loan losses	10,701	6,150

	36,313	30,919

	$1,028,385	$705,066

             A summary of the activity in the allowance for loan losses is as follows:

Balance at beginning of period, July 1, 2000	$6,150
Provision for loan losses	2,463
Acquisition	4,087
Charge-offs	(2,111)
Recoveries	112

Balance at end of period, March 31, 2001	$10,701

Nonaccural loans totaled $14,996 and $6,566 at March 31, 2001 and June 30, 2000.

Deposits

Deposits consist of the following at:

	March 31, 2001	June 30, 2000
Non interest-bearing demand	$ 19,913	$ 11,088
Savings	139,117	76,230
NOW	79,845	44,757
Money Market	188,165	108,299
Certificates of deposit	589,334	346,374

	$ 1,016,374	$586,748

At March 31, 2001, scheduled maturities of certificates of deposit are as follows:

2001	$225,660
2002	215,515
2003	69,135
2004	17,985
2005	35,907
Thereafter	25,132

$589,334

Securities sold under agreements to repurchase

Securities sold under agreements to repurchase are financing arrangements that mature based on the contractual terms of each agreement. They are collateralized by mortgage-backed securities. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	March 31, 2001	June 30, 2000
Average daily balance during the period	$72,663	$70,632
Average interest rate during the period	5.75%	5.78%
Maximum month-end balance during the period	$89,622	75,000

Federal Home Loan Bank Advances

Advances from the Federal Home Loan Bank are as follows:

	March 31, 2001		June 30, 2000
Year of Maturity	Interest Rate	Amount	Interest Rate	Amount
2001	5.04%	$145,573	6.45%	$157,146
2002	6.18	13,600	6.17	21,350
2003	5.75	9,151	6.05	9,340
2005	5.95	29,147
2006	5.53	12,800	6.42	5,800
2008			6.20	2,000
2009	5.92	28,193	5.07	3,500
2010	6.26	25,000	6.18	28,000
2014	5.00	616	5.00	626

		$264,080		$227,762

Hedging Activities

The Company is involved in certain hedging strategies, which are intended to improve the predictability of future transactions. These activities include protecting the cash flow of certain of its short-term variable rate borrowings against interest rate movements and entering into long-term fixed rate borrowings to fix the dollar amounts to be paid.

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

The Company has entered into several agreements during fiscal year 2001 to assume fixed interest payments in exchange for variable interest payments (interest rate swaps). The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the interest rate swaps. The interest rate swaps were designated as cash flow hedges. The following table summarizes the terms of the swap at March 31, 2001.

Notional amount	$140,000
Weighted average fixed rate	6.47%
Weighted average variable rate in effect at March 31, 2001	5.55%
Market value at March 31, 2001	$ (8,532)

The maturities of these contracts range from 2 years to 10 years. Variable interest payments received are based on one month LIBOR which is adjusted on a monthly basis.

Stock Option Plan

On July 2, 1999, the Board of Directors granted options to purchase 1,007,600 common shares at an exercise price of $12.31 to certain officers and directors of the Bank and Company. On December 22, 2000, the option plan of FFY Financial Corp. was merged with, and into, the option plan of First Place Financial Corp. A total of 587,499 options were added to the plan as a result of the merger. With the addition of FFY’s options, the Company now has total options available under its plan of 1,711,624.

Earnings per Share: ($ in thousands, except per share data)

The computation of basic and diluted earnings per share is shown in the following table.
	Three months ended March 31,		Nine months ended March 31,
	2001	2000	2001	2000
Basic earnings per share computation:
Numerator – Net income	$ 3,554	$ 2,038	$ 2,373	$ 6,616
Denominator – Weighted average common shares outstanding	14,918,420	7,931,541	10,910,527	9,144,179
Basic earnings per share	$ 0.24	$ 0.26	$ 0.22	$ 0.72

Diluted earnings per share computation:
Numerator – Net income	$ 3,554	$ 2,038	$ 2,373	$ 6,616
Denominator – Weighted average common shares outstanding	14,918,420	7,931,541	10,910,527	9,144,179
& effect of stock options	201,369	0	71,630	0

& average common shares and common stock equivalents	15,119,789	7,931,541	10,982,157	9,144,179
Diluted earnings per share	$ 0.24	$ 0.26	$ 0.22	$ 0.72

Stock options for 1,510,075 and 1,124,250 shares of common stock were not considered in computing diluted earnings per common share for March 31, 2001 and March 31, 2000 because they were anti-dilutive.

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

At March 31, 2001, total assets were $1,619.4 million compared to $1,051.6 million at June 30, 2000, an increase of $567.8 million, or 54.0%. The increase in assets was primarily attributable to assets acquired in the merger with FFY offset by the use of securities sales proceeds to repay borrowings. Total liabilities at March 31, 2001 were $1,425.1 million compared to $903.6 million at June 30, 2000, an increase of $521.5 million, or 57.7%. The increase in liabilities was also primarily attributable to liabilities acquired in the merger with FFYoffset by the repayment of borrowings. The discussion below provides greater detail regarding significant changes to the balance sheet.

Fed Funds Sold.   Fed funds sold increased $32.7 million, or 201.4% during the nine months ended March 31, 2001 and totaled $48.9 million at March 31, 2001. The increase was primarily due to the investment of proceeds from sales of securities associated with the balance sheet restructuring described above.

Securities.   Securities available for sale increased $164.6 million, or 63.0%, during the nine months ended March 31, 2001, and totaled $425.7 million at March 31, 2001. The increase was primarily the result of $156.3 million in securities acquired in the merger with FFY. In addition, $192.0 million in securities from the loan securitization transaction and $59.1 million in purchases were partially offset by the sale of $239.1 million in mortgage-backed and related securities and $50.6 million in proceeds from maturities and principal paydowns.

Loans.   Net loans increased $323.3 million, or 45.9% during the nine months ended March 31, 2001 and totaled $1,028.4 million at March 31, 2001. The increase was primarily due to the acquisition of $492.5 million in loans in the merger with FFY and current production partially offset by the loan securitization transaction.

Deposits.  Deposits increased $429.7 million, or 73.2% during the nine months ended March 31, 2001, and totaled $1,016.4 million at March 31, 2001. The increase was primarily attributable to $432.3 million in deposits acquired in the merger with FFY.

Repurchase Agreements.  Repurchase agreements increased $14.4 million, or 19.3% during the nine months ended March 31, 2001 and totaled $89.4 million at March 31, 2001. The increase was due to $58.9 million in repurchase agreements acquired in the merger with FFY offset by $44.5 million in maturities and repayments.

Federal Home Loan Bank Advances.  Federal Home Loan Bank advances increased $36.3 million, or 15.9% during the nine months ended March 31, 2001 and totaled $264.1 million at March 31, 2001. The increase was due to $115.9 million in advances acquired in the merger with FFY partially offset by repayment of certain advances with proceeds from securities and loan sales.

Shareholders’ Equity.  Total shareholders’ equity increased $46.4 million, or 31.4% during the nine months ended March 31, 2001 and totaled $194.4 million at March 31, 2001. The increase was primarily the result of the merger with FFY, which added $68.3 million in shareholders’ equity, offset by treasury share repurchases.

Results of Operations
Comparison of the Three and Nine Months Ended March 31, 2001 and 2000

General.  Net income for the three months ended March 31, 2001 totaled $3.6 million, or $.24 per diluted share compared to net income of $2.0 million, or $.26 per diluted share for the three months ended March 31, 2000. Excluding $1.6 million in pre-tax expenses related to the merger, net income for the quarter totaled $4.6 million, or $. 30 per diluted share. The increase in net income was primarily attributable to the merger with FFY.

Net income for the nine months ended March 31, 2001 totaled $2.4 million, or $.22 per diluted share compared to net income of $6.6 million, or $.72 per diluted share for the nine months ended March 31, 2000. The decline for the nine-month period was also attributable to $8.1 million in pre-taxmerger and restructuring charges discussed below. Net income for the nine months ended March 31, 2001, excluding merger and restructuring costs, totaled $7.7 million, or $.72 per share.

Interest Income.   Interest income for the three months ended March 31, 2001 totaled $30.1 million compared to $14.4 million for the three months ended March 31, 2000. The $15.7 million increase in interest income was primarily due to a $12.1 million increase in income on loans caused by higher average loan volume outstanding as a result of the acquisition of Ravenna Savings Bank in May 2000 and the FFY merger. In addition, income on securities increased $3.5 million compared to a year ago as a result of the two mergers.

Interest income for the nine months ended March 31, 2001 totaled $69.1 million compared to $41.8 million for the nine months ended March 31, 2000. The $27.3 million increase in interest income was primarily due to a $23.4 million increase in income on loans caused by higher average loan volumes outstanding.

Interest Expense.   Interest expense for the three months ended March 31, 2001 totaled $17.3 million compared to $8.1 million for the three months ended March 31, 2000. The $9.2 million increase in interest expense was due to a $6.7 million increase in interest expense on deposits and a $2.5 million increase in interest expense on borrowed funds. The $6.7 million increase in interest expense on deposits was primarily due to the deposit volume acquired from Ravenna Savings Bank and FFY. The $2.5 million increase in interest expense on borrowed funds and repurchase agreements was primarily due to FHLB advances acquired from Ravenna Savings Bank and FFY and repurchase agreements acquired from FFY.

Interest expense for the nine months ended March 31, 2001 totaled $42.9 million compared to $22.3 million for the nine months ended March 31, 2000. The $20.6 million increase in interest expense during the nine-month period resulted from higher deposit and borrowing balances compared to the nine months ended March 31, 2000.

Provision for Loan Losses.   The provision for loan losses totaled $658,000 for the three months ended March 31, 2001 compared to $222,000 for the same period last year. The $436,000 increase in provision expense was primarily due to the larger size of the loan portfolio as a result of the two mergers. At March 31, 2001, the allowance for loan losses to gross loans outstanding was 1.02% compared to 0.86% at June 30, 2000. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the loan portfolio to adequately provide for probable loan losses inherent in the loan portfolio as of the balance sheet date. The ratio of the allowance for loan losses to non-performing loans was 71.4% at March 31, 2001 compared to 93.7% at June 30, 2000. Non-performing loans totaled $15.0 million at March 31, 2001. Of this figure, over 75% of the volume was comprised of real estate mortgage loans, primarily one- to four-family loans which have historically had low loss rates. Future additions to the allowance for loan losses will be dependent on a number of factors including the performance of the loan portfolio, the economy, changes in interest rates and the effect of such changes on real estate values and inflation. Management believes that the allowance for loan losses was adequate at March 31, 2001.

The provision for loan losses totaled $2.5 million for the nine months ended March 31, 2001 compared to $605,000 for the nine months ended March 31, 2000. The $1.9 million increase was due to the higher level of charge-offs due to the acquisition of Ravenna Savings Bank and a larger loan portfolio as compared to a year ago.

Non Interest Income.   Non interest income totaled $2.4 million for the three months ended March 31, 2001 compared to income of $592,000 for the three months ended March 31, 2000. The $1.8 million increase was due to several factors. Service charges increased $402,000 to $770,000 for the quarter ended March 31, 2001 due to the increased customer base resulting from the two mergers previously discussed. Gains on the sale of loans totaled $608,000 for the three months ended March 31, 2001 compared to $96,000 for the same period a year ago due to a larger mortgage banking operation in the current year. Security gains totaled $280,000 for the three months ended March 31, 2001 compared to a loss of $1,000 for the three months ended March 31, 2000. Other non interest income increased from $129,000 at March 31, 2000 to $773,000 at March 31, 2001 due primarily to the addition of First Place Insurance and the additional income generated by the increased customer base mentioned previously.

Non interest income totaled $545,000 for the nine months ended March 31, 2001 compared to $1.7 million for the nine months ended March 31, 2000. The $1.2 million decline was due to loan and security sale losses incurred in the balance sheet restructuring in December of 2000 offset by additional service charge income.

Non Interest Expense.   Non interest expense totaled $9.4 million for the three months ended March 31, 2001 compared to $3.7 million for the three months ended March 31, 2000. The $5.7 million increase was primarily due to $1.6 million in charges incurred for merger related expenses with FFY and increased operating expenses associated with the acquisition of Ravenna Savings Bank and merger with FFY. The $1.6 million in merger charges for the quarter were related to a voluntary separation incentive program, information systems conversion and marketing associated with the Company’s merger with FFY.

Going forward, the Company expects that its operating expense results will be lower as a result of the merger with FFY. Management has identified $3.8 million in annual cost savings related to the merger. Through March 31, 2001, approximately $2.1 million of the annual savings have been achieved. The remaining $1.7 million in annual cost savings, principally salaries and benefits, are expected to be achieved over the next two fiscal quarters. Annualized cost savings achieved through the current quarter included $600,000 as a result of termination of the FFY ESOP, $800,000 in franchise taxes and $350,000 resulting from computer system consolidation.

Non interest expense totaled $21.6 million for the nine months ended March 31, 2001 compared to $10.8 million for the nine months ended March 31, 2000. The $10.8 million increase was primarily due to $4.0 million in expenses related to the FFY merger and increased operating expenses associated with the Ravenna Savings Bank and FFY acquisitions. Significant merger related expense in addition to those incurred in the current quarter discussed above included $384,000 to prepay FHLB advances, $820,000 for the write-off of fixed assets and other contracts and $508,000 for employee expenses, including severance. The Company also added staff for the new commercial lending operation during the quarter ended December 31, 2000.

Non interest expenses primarily related to information systems conversion and marketing the “First Place Bank” name will be incurred by the Company over the next two fiscal quarters. Pretax costs of approximately $950,000 and $200,000 are expected to be incurred in the quarters ending June 30, 2001 and September 30, 2001, respectively.

Income Taxes.   Income tax expense totaled $1.6 million for the three months ended March 31, 2001, compared to expense of $1.0 million for the three months ended March 31, 2000. For the nine months ended March 31, 2000, income tax expense was $234,000 compared to expense of $3.2 million for the nine months ended March 31, 2000. The decrease in expense for the nine months ended March 31, 2001 is due to lower income before tax compared to the prior year.

Market Area and Economy

The bank conducts its operations through its main office in Warren, Ohio, which is located approximately halfway between Cleveland and Pittsburgh, and through its network of 24 branch locations in northeast Ohio. Thirteen of the offices are located in Mahoning County, eight in Trumbull County and three in Portage County. The Youngstown-Warren area (Mahoning-Trumbull Counties) makes up the 7th largest metropolitan statistical area in the State of Ohio.

Mahoning County was once a leading steel producing area, however, this industry experienced significant declines in the total number of persons employed. Major industries in Mahoning County include light manufacturing, transportation, health care, as well as retail and wholesale trade and services. Major industries in Trumbull and Portage Counties include manufacturing, trade and services. Major employers in Mahoning County include Western Reserve Care System, St. Elizabeth Health Center, U.S. Postal Service, Youngstown City Schools and Youngstown State University. The largest employers in the area include General Motors Corporation in Lordstown, Ohio and Delphi Packard Electric Systems in Warren, Ohio, both located in Trumbull County.

As the national economy has weakened over the last six months, so to has the economy in the Company’s core market area. To date, the downturn in the local economy has been no more severe than the general slowdown that much of the nation has been experiencing. CSC Steel, Inc. declared bankruptcy and shut down operations during the quarter and is not expected to reopen. This company employed 1,300 workers in the area. The other steel producers in the area are also reporting weaker operating results due to the continued glut of steel worldwide. While still a large provider of employment in the area, the area is not as reliant on steel for jobs as it was in the 1970’s. General

Motors Corporation has stated that they will keep the Lordstown facility open through at least 2004. The Company’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Management

As a result of the merger with FFY, management responsibilities at the Company and Bank level have changed. The following listing provides an overview of senior management and their backgrounds.

Steven R. Lewis — Mr. Lewis has been the President and Chief Executive Officer of First Place Financial and the Bank since 1997. With the Bank since 1982, he served as Executive Vice President from 1995 to 1997 and as Vice President and Treasurer from 1985 to 1995.

Jeffrey L. Francis — Mr. Francis became President and Chief Operating Officer of First Place Bank and Executive Vice President of First Place Financial in December 2000. Prior to this position, Mr. Francis had been President and Chief Executive Officer of FFY Financial Corp. and FFY Bank since March 1996. Mr. Francis was named Executive Vice President and Treasurer of FFY Financial Corp. and Executive Vice President and Chief Operating Officer of FFY Bank in October 1995, having served in various capacities since 1973.

Therese Ann Liutkus — Ms. Liutkus became Chief Financial Officer of First Place Financial Corp. in December 2000. Prior to this position, Ms. Liutkus served as Treasurer of FFY Financial Corp. and FFY Bank since January 1996 and March 1996, respectively, as well as Chief Financial Officer of FFY Financial Corp. and FFY Bank since October 1996. Since joining FFY Bank in 1986, Ms. Liutkus has held various senior level positions in the accounting and finance area.

David S. Hinkle — Mr. Hinkle was named Senior Vice President — Retail in December 2000. Previously, Mr. Hinkle had served as Vice President-Operations of FFY Bank since January 1996. He began his career with FFY Bank in 1979 as a member of the data processing department.

J. Craig Carr — Mr. Carr became General Counsel and Secretary of First Place Financial in December 2000. Prior to this position, Mr. Carr had been General Counsel and Secretary of FFY Financial Corp. and FFY Bank since January 1999. With FFY since 1973, Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

Richard K. Smith — Mr. Smith, a certified public accountant, holds the position of Senior Vice President and Treasurer of First Place Bank. Since joining the Bank in 1990, he has held various senior level positions in the accounting and finance area.

Dominique K. Stoeber — Ms. Stoeber is Senior Vice President — Human Resources for First Place Bank. She has been the senior human resource executive since joining the Bank in 1990.

Brian E. Hoopes — Mr. Hoopes joined the Bank in 1998 as Vice President of Banking Systems. In December 2000, he was named Senior Vice President - Technology for First Place Bank. Prior to joining the Bank, he was employed with Michelin Tire Corporation for over 18 years in positions responsible for electronic data processing and financial operations.

Albert P. Blank — Mr. Blank joined the Bank in November 2000 as the Senior Vice President of Retail Lending, where he is responsible for coordinating retail lending activities, policies and procedures. Prior to joining the Bank, Mr. Blank was the Head of Mortgage Banking for Republic Bank in Cleveland, Ohio.

Timothy A. Beaumont — Mr. Beaumont joined the Bank in June 2000 as Senior Vice President of Commercial Lending. Prior to joining the Bank, he was the Vice President of Commercial Lending for Mahoning National Bank of Youngstown, where he was employed for nine years. In total, Mr. Beaumont brings to the Bank over fifteen years of experience in corporate banking.

Lending

Mortgage Banking

The largest component of the Bank’s loan origination volume in the past has been first mortgage loans secured by one- to four-family residences. The Bank originates adjustable rate mortgage (ARM) loans or shorter-term fixed rate loans for its own portfolio. The Bank also offers 15 and 30-year fixed-rate loans which, if they qualify, are sold on the secondary market to the Federal National Mortgage Corporation (Fannie Mae). To a lesser extent, the Bank sells adjustable-rate loans to Fannie Mae.

The Bank originates one- to four-family mortgages from its network of five loan production offices spread throughout northeast Ohio. Currently the Bank has offices located in Akron, Canfield, Warren, Medina, Newark and Mount Vernon. The Bank anticipates opening three additional offices within the year. Two of the offices will be located in the Cleveland metropolitan area with a third located in the Dayton market. All three of these new offices are located in fast growing markets and will also allow the Bank to continue to geographically diversify its portfolio and production. Given the history of the Bank and the history of the organizations that have been acquired, mortgage banking will continue to be a large component of the Bank’s operating strategy. In order for this strategy to be profitable, volume is the key component. The Bank would like to achieve annual originations of one- to four-family mortgages of approximately $400 million. With the addition of more offices, management expects that this goal can be reached within a year. Depending upon factors such as interest rates and the level of refinancings, however, the amount of originations ultimately sold may vary significantly.

Consumer Lending

Consumer loans at March 31, 2001 amounted to $149.1 million, or 14.5% of the Bank’s total loans and consisted of new and used automobile loans, home equity lines of credit and secured and unsecured personal loans. These loans are generally originated in the Bank’s primary market area and are usually secured by real estate, deposit accounts, personal property and automobiles. Automobiles continue to total approximately half of the Bank’s consumer portfolio. The Bank originates automobile loans through an automobile dealer network, primarily composed of new car dealers located in the Bank’s primary market area. The typical loan term is sixty-six months.

The Bank also offers variable rate home equity lines of credit based on the applicant’s credit worthiness and equity in the home. Generally, the credit line, when combined with the balance of the prior mortgage liens, may not exceed 95% of the appraised value of the property at the time of the loan commitment. Home equity lines of credit are secured by a mortgage on the underlying real estate. The Bank holds the first mortgage on the majority of the properties securing these lines of credit.

While management understands that rapidly depreciable assets such as automobiles entail greater risks than one-to four-family residential mortgage loans, these loans also offer the greatest return using prudent underwriting guidelines. The Bank utilizes a credit scoring system to evaluate customers for credit worthiness and then uses tiered pricing to reward those with excellent credit ratings or superior loan-to-value ratios for real estate lending. Those customers who are less credit worthy can still obtain financing but at a higher rate commensurate with their risk profile.

Management also understands that a bank that relies on mortgage banking for income must cross sell and deepen its existing relationships with its customers. When interest rates rise and mortgage loan sales slow, management wants to have a core portfolio business that it can fall back on for earnings. As such, management would like to grow the consumer portfolio to one third of its overall loan portfolio in the next three to five years with the auto portfolio remaining at roughly its current size.

Commercial Lending

In the past, the Bank has originated commercial loans on a very limited basis in the form of term loans and lines of credit to small- and medium-sized businesses operating in the Bank’s primary market area. At March 31, 2001, the Bank had $13.3 million of commercial loans with $7.0 million of that figure represented by one loan to a local bank holding company.

It is the intention of the Bank to expand its commercial lending operations in its primary market. In the last nine months, the Bank has hired an experience commercial banking team to begin this operation. That team is as follows:

Robert H. Kempe — Mr. Kempe joined the Bank in August of 2000 as Vice President of the Business Financial Services Division. Prior to joining the Bank, he was a Vice President in the Corporate Banking Group at KeyBank, where he worked for eleven years.

Mark E. Taylor — Mr. Taylor was named a Loan Officer for the Bank’s Business and Financial Services Division in December 2000. Prior to joining the Bank, Mr. Taylor had been a Loan Officer with FFY Bank. Mr. Taylor joined FFY Bank in June of 1987 and has served in various sectors of the bank including mortgage lending and appraising.

Caroline M. York — Ms. York joined the Bank as Vice President of the Bank’s Business Financial Services Division in November 2000 and is responsible for the development and sales of commercial deposits and treasury management services. Ms. York has over 22 years of commercial banking experience. She was previously employed by Firstar Bank (Northern Ohio Region) for 8 years as Vice President in the regional treasury management sales division.

The Bank recognizes the inherent risks associated with commercial lending especially in a slowing economy but it feels that the banking consolidation in its primary market area has provided an opportunity to grow this line of business. In December of 2000, the Company appointed Donald Cagigas to the Board of Directors. Mr. Cagigas was formerly president of the Mahoning Valley region for Bank One, NA and has over 34 years of experience in the financial services industry. Mr. Cagigas adds valuable insight with regard to the startup of this division. In order to further limit the risks associated with this venture, the Bank will be setting aside loan loss allowances equal to 150 basis points for every commercial dollar lent. In addition, compensation for the commercial lending will be tied to the credit quality of the loans underwritten.

Liquidity

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company’s principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

In the past, Federal regulations required the Bank to maintain minimum levels of liquid assets in each calendar quarter of not less than 4% of either (i) its liquidity base at the end of the preceding quarter, or (ii) the average daily balance of its liquidity base during the preceding quarter. The quantitative regulations were removed during the quarter ended March 31, 2001 and the Bank is now required to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, First Place Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the nine months ended March 31, 2001, growth in the Bank’s loan portfolio used $23.9 million in cash, while proceeds from the securities portfolio provided $230.6 million. For the nine months ended March 31, 2000, an increase in the Bank’s loan portfolio used $89.4 million and an increase in the securities portfolio used $7.3 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the nine months ended March 31, 2001, a decline in deposit accounts used $5.7 million, whereas repayments of repurchase agreements and borrowed funds used $44.3 million and $81.5 million, respectively. For the nine months ended March 31, 2000, an increase in deposits provided $37.6 million, whereas an increase in repurchase agreements and borrowed funds provided $20.6 million and $50.8 million, respectively.

Approximately three years ago, the Company adopted an internal policy limiting its use of borrowed money (repurchase agreements and FHLB advances) to 35% of assets. Management recognizes the inherent value in growing a strong customer deposit base but also recognizes that prudent fiscal management dictates that the Company examine the least expensive methods of funding available to grow its business. To that end, the Company has at times utilized both repurchase agreements and FHLB advances as a less expensive funding source than certificates of deposit. Competition for deposits continues to be very intense in the Company’s market and at times irrational. It is during these times of irrational pricing or when the Company elects to employ a leverage strategy to grow the balance sheet that it will turn to the secondary market for funding. At March 31, 2001, total borrowings to assets totaled 21.8%.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2001, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At March 31, 2001, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The Company has been significantly overcapitalized since becoming a public company in December of 1998. The Company has aggressively employed repurchases of its common stock to bring these capital levels down to more reasonable levels. Since going public, the Company has repurchased 4.9 million shares reducing capital by $56.9 million. The Company will continue to employ share repurchases as a capital management tool as long as the purchases are accretive to earnings. In addition to the share repurchases, the acquisition of Ravenna Savings Bank and the merger with FFY have served to further leverage the capital of the Company. Management recognizes the potential value of mergers and acquisitions but also recognizes the potential risks associated with an acquisition strategy. While the Company will continue to evaluate any and all opportunities for further acquisitions, management wants to more fully integrate and streamline the operations of the last two mergers before engaging in additional merger activity. Through the use of share repurchases and prudent acquisitions, the Company’s goal is to reduce capital to 8-9% of assets within three years. At March 31, 2001, the Company’s capital to asset ratio was 12.0%.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

The Company has sold fixed rate mortgages and mortgage backed securities during the last nine months and has also obtained fixed rate interest rate swap contracts to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2000 Annual Report to Shareholders, which was incorporated by reference into First Place Financial Corp.’s 2000 Annual Report on Form 10-K.

PART II.           OTHER INFORMATION

Item 1             Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company’s results of operations.

Item 2             Changes in Securities and Use of Proceeds — None to be reported.

Item 3             Defaults Upon Senior Securities — None to be reported.

Item 4             Submission of Matters to a Vote of Security Holders — None to be reported.

Item 5             Other Information — None to be reported.

Item 6             Exhibits and Reports on Form 8-K

a. Forms 8-K filed during the quarter:

On January 8, 2001, the Company filed an 8-K announcing the acquisition of the assets of FFY Financial Corp. on December 22, 2000.

On January 26, 2001, the Company filed an 8-K announcing the results of its fiscal second quarter and an increase in the quarterly dividend.

On February 27, 2001, the Company filed an 8-K announcing the completion of its previously announced share repurchase program and the initiation of another 1,000,000 share common stock repurchase program.

On March 9, 2001, the Company filed an 8-K amendment to the 8-K filed January 8, 2001. The amendment provided proforma and historical financial data related to the acquisition of the assets of FFY Financial Corp. on December 22, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	May 15, 2001	/s/ Steven R. Lewis	/s/ Therese A. Liutkus

		Steven R. Lewis, President and CEO	Therese A. Liutkus, CFO