Form 10-K
period 2001-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2001-09-27
CIK 1068912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP. (Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation)	34-1880130 (IRS Employer Identification Number)

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
YES ☒   NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of August 31, 2001, the Registrant had 15,219,557 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $196.2 million based upon the last sales price as of August 31, 2001. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K - Annual Report to Stockholders for the fiscal year ended June 30, 2001. Part III of Form 10-K - Proxy Statement for Annual Meeting of Stockholders to be held in 2001.

PART I

Forward-Looking Statements

When used in this Form 10-K, or, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, changes in the relationship between short- and long-term interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events

Item I. Description of Business

General. First Place Financial Corp. (First Place) was organized in August 1998 at the direction of the Board of Directors of First Federal Savings and Loan Association of Warren for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal. The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association was completed on December 31, 1998. On May 12, 2000, First Federal acquired Ravenna Savings Bank, creating a company with consolidated assets of $1.1 billion at June 30, 2000. On December 22, 2000, First Place completed a merger of equals transaction with FFY Financial Corp. FFY was merged with and into the First Place, and FFY's thrift subsidiary, FFY Bank, was merged with and into First Federal. In addition, FFY Holdings, Inc., a subsidiary of FFY, became a subsidiary of First Place. As a part of the merger transaction, First Place changed the name of its thrift subsidiary to First Place Bank. At June 30, 2001, First Place had total consolidated assets of $1.6 billion.

The business of First Place consists primarily of the business of First Place Bank. The holding company structure, however, provides First Place with greater flexibility than First Place Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. TitleWorks and Ravenna Title Agency, Ltd, owned 49% by First Place and First Place Bank, respectively, offer title services to customers. First Place Holdings, Inc., a wholly owned subsidiary of First Place acquired in the FFY merger, owns investments in entities that offer expanded financial services to customers. First Place Insurance Agency, Ltd., a wholly owned subsidiary of First Place Holdings, offers property, casualty, health and life insurance products to customers in First Place's market area. First Place Holdings owns a one-third interest in Coldwell Banker First Place Real Estate, Ltd, a residential and commercial real estate brokerage firm offering these services to customers. First Place Bank provides a variety of banking services to its customers other than its primary business activities of making loans and accepting deposits. First Place Bank's principal business consists of accepting retail deposits from the general public and investing these funds primarily in one-to-four family residential mortgage loans, automobile and home equity loans and, to a lesser extent, multi-family, commercial real estate, commercial and construction loans.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, First Place Bank is a community-oriented savings institution that was organized in 1922 and currently operates 24 full-service banking facilities in Trumbull, Mahoning and Portage counties in Ohio and 7 loan production offices located throughout Ohio.

Major industries in Trumbull, Mahoning and Portage counties include light manufacturing, transportation, health care, as well as retail and wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include, Delphi Packard Electric Systems, General Motors, HM Health Systems, Ohio Western Reserve Care System, St. Elizabeth Health Center, U.S. Postal Service, Youngstown City Schools, Youngstown State University, Kent State University, Robinson Memorial Hospital and Portage County Government.

As the national economy has weakened over the last year, so to has the economy in First Place's market area. To date, the downturn in the local economy has been no more severe than the general slowdown that much of the nation has been experiencing. CSC Steel, Inc. declared bankruptcy and shut down operations during the March 2001 quarter and is not expected to reopen. This company employed 1,300 workers in the area. The other steel producers in the area are also reporting weaker operating results due to the continued glut of steel worldwide. While still a large provider of employment in the area, the area is not as reliant on steel for jobs as it was in the 1970's. General Motors Corporation has stated that they will keep the Lordstown facility open through at least 2004. First Place's business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Competition. First Place faces significant competition in offering financial services to customers. The State of Ohio has a high density of financial institutions, many of which are branches of significantly larger institutions that have greater financial resources than First Place, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General. The largest component of First Place Bank's gross loan portfolio has historically been first mortgage loans secured by one-to-four family residences. First Place Bank originates adjustable-rate mortgage (ARM) loans or shorter-term fixed rate loans for its own portfolio and offers 15 and 30 year fixed-rate loans which, if they qualify, are sold to various investors; predominantly the Federal National Mortgage Corporation (Fannie Mae). To a lesser extent, First Place Bank sells adjustable-rate loans. Multi-family, commercial, construction and consumer loans with higher yields than traditional one-to-four family loans are also originated by First Place Bank.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages (before deductions for net deferred loan origination fees, loans in process, and allowance for loan losses) as of the dates indicated.

	At June 30,

	2001		2000		1999		1998		1997

	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
One-to-four family	$ 662,331	63.99%	$ 527,543	71.68%	$ 357,374	76.09%	$ 267,950	73.77%	$ 215,549	73.92%
Multi-family	28,520	2.76	17,068	2.32	4,804	1.02	4,481	1.23	2,293	0.79
Commercial real estate	75,095	7.26	27,787	3.78	10,192	2.17	8,627	2.38	6,789	2.33
Construction	74,958	7.24	45,770	6.22	13,993	2.98	6,301	1.73	5,376	1.84

Total real estate mortgage loans	840,904	81.25	618,168	84.00	386,363	82.26	287,359	79.11	230,007	78.88
Consumer loans:
Automobiles	68,724	6.63	62,694	8.52	53,243	11.34	52,847	14.55	43,172	14.80
Home equity	36,714	3.55	17,768	2.41	8,944	1.90	9,189	2.53	9,822	3.37
Home equity lines of credit	57,601	5.57	25,584	3.48
Other(1)	14,540	1.40	2,679	0.36	19,217	4.09	11,242	3.10	6,521	2.24
Total consumer loans	177,579	17.15	108,725	14.77	81,404	17.33	73,278	20.18	59,515	20.41
Commercial loans	16,544	1.60	9,092	1.23	1,925	0.41	2,587	0.71	2,068	0.71
Total loans receivable	1,035,027	100.00%	735,985	100.00%	469,692	100.00%	363,224	100.00%	291,590	100.00%

Less:
Net deferred loan origination fees	3,028		1,519		1,867		1,319		1,316
Loans in process	25,656		23,250		10,411		5,866		3,339
Allowance for loan losses	9,757		6,150		3,623		3,027		1,723
Loans receivable, net	$ 996,586		$ 705,066		$ 453,791		$ 353,012		$ 285,212

(1) Other consumer loans consist primarily of home equity lines of credit in years prior to 2000.

Loan Originations. First Place Bank originates one-to-four family mortgages from its network of 7 loan production offices located throughout Ohio. Loan production offices are located in Akron, Warren, Newark, Mount Vernon, Solon, North Olmsted and Dayton. The offices in Solon and North Olmsted, in the Cleveland metropolitan area, and Dayton were opened in June 2001. These 3 new offices are located in growing markets to allow First Place to continue to geographically diversify its portfolio and production. First Place is committed to providing community-based financial services, and mortgage banking will continue to be a large component of the operating strategy. In order for this strategy to be profitable, volume is the key component. The Bank would like to achieve annual originations of one-to-four family mortgages of approximately $400 million. Depending on factors such as interest rates and the level of refinancings, however, the amount of originations ultimately sold may vary significantly. All loans originated are underwritten pursuant to First Place Bank's policies and procedures. First Place Bank originates both fixed- and adjustable-rate mortgage loans, commercial loans and consumer loans. The ability to originate fixed- or adjustable-rate loans is dependent on the customer demand for these loans, which is influenced by current and expected future levels of interest rates.

The following tables set forth loan originations and principal repayments for the periods indicated.

		For the Years Ended June 30,
		2001	2000	1999
		(In thousands)
	Total loans receivable(1):
	Balance outstanding at beginning of period	$ 712,735	$ 459,281	$ 357,358
	Loans purchased (Ravenna Savings Bank)	—	161,061	—
	Loans purchased (FFY)	475,073	—	—
	Loans originated(2):
	Real estate mortgage loans:
	One- to four-family	139,900	124,407	152,962
	Multi-family and commercial real estate	12,300	14,199	3,675
	Construction	21,128	21,096	15,898
	Consumer loans(3)	45,519	43,598	46,158
	Commercial loans	3,262	8,279	321

	Total loans originated	222,109	211,579	219,014
	Less:
	Principal repayments	136,915	98,047	108,075
	Loans securitized	192,024	—	—
	Loans sold	69,201	8,300	4,471
	Change in loans in process(4)	2,406	12,839	4,545

	Total loans receivable at end of period	$1,009,371	$ 712,735	$ 459,281

____________________
(1)	Total loans receivable does not include unearned discounts, deferred loan fees and the allowance for loan losses.
(2)	Amounts for each period include loans in process at period end.
(3)	Consists primarily of originations of automobile loans and equity loans and disbursements on equity lines of credit.
(4)	Represents change in loans in process, which primarily represent undisbursed funds on construction loans, from first day to last day of the period.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2001. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2001

	Real Estate Mortgage	Consumer	Commercial	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$ 100,138	$ 39,492	$ 16,027	$ 155,657
After one year:
More than one year to five years	41,948	88,183	8,187	138,318
More than five years	623,723	49,904	67,425	741,052

Total due after June 30, 2002	665,671	138,087	75,612	879,370
Total amount due	$ 765,809	$ 177,579	$ 91,639	1,035,027

Less:
Net deferred loan origination fees				3,028
Loans in process				25,656
Allowance for loan losses				9,757
Loans receivable, net				$ 996,586

The following table sets forth at June 30, 2001, the dollar amount of total loans receivable contractually due after June 30, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2002

	Fixed	Adjustable	Total

	(In thousands)

Real estate mortgage loans	$ 395,409	$ 270,262	$ 665,671
Consumer loans	126,297	11,790	138,087
Commercial loans	32,509	43,103	75,612

Total loans	$ 554,218	$ 325,155	$ 879,370

One-to-Four Family Lending. First Place Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 30 years secured by one-to-four family residences, substantially all of which are located in its primary market area. One-to-four family mortgage loan originations are generally obtained from First Place Bank's loan originators, from existing or past customers, through advertising, and through referrals from local builders, real estate brokers and attorneys. At June 30, 2001, one-to-four family mortgage loans totaled $662.3 million, or 64.0%, of total loans.

First Place Bank currently offers fixed-rate one-to-four family mortgage loans with terms of up to 30 years. These loans have generally been priced competitively with current market rates for such loans. First Place Bank currently offers a number of ARM loans with terms of up to 30 years and interest rates which adjust every year from the outset of the loan or which adjust annually after a three, five or seven year initial fixed-rate period. The interest rates for ARM loans are indexed to the one-year U.S. Treasury Index. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination of adjustable-rate one-to-four family mortgage loans helps reduce First Place's exposure to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, the Bank originates one-to-four family residential mortgage loans in amounts up to 97% of the appraised value or selling price of the property, whichever is lower, securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 85%. The Bank requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by the Bank.

Multi-Family Lending. First Place Bank originates multi-family loans, which it holds in its portfolio, and are primarily secured by apartment buildings. Multi-family loans generally have shorter maturities than one-to-four family mortgage loans, although such loans may be originated with terms up to 30 years. The rates charged on multi-family loans are both fixed and adjustable, and the adjustable-rate loans reset to a stated margin over an independent index. Multi-family lending rates are typically higher than rates charged on one-to-four family residential properties. Multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Multi-family loans generally present a higher level of risk than loans secured by one-to-four family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, First Place Bank's history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending. First Place Bank originates owner-occupied and non-owner-occupied commercial real estate loans, which it holds in its portfolio, and primarily includes loans secured by strip shopping centers, small office buildings, warehouses, churches and other business properties. Commercial real estate loans have a maximum term of 30 years; however, they generally have terms ranging from 10 – 20 years. Rates on commercial real estate loans are both fixed and adjustable. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $75.1 million, or 7.3% of total loans at June 30, 2001.

Commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Management's efforts to increase the amount of commercial real estate loans for its portfolio will continue, as described below. See –"Commercial Lending". These loans generally offer a better interest rate than typical one-to-four family loans, which management believes justifies the increased credit risk. Despite the risks inherent in commercial real estate lending, the Company's history of delinquencies in this portfolio has been minimal. The performance of this portfolio, however, will be closely monitored as it grows.

Construction Lending. First Place Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to-four family residences and commercial real estate and the development of one-to-four family lots in Ohio. At June 30, 2001, predominantly all of these loans were secured by property located within First Place Bank's market area.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs six months. These construction loans have rates and terms that match any one-to-four family loans then offered by First Place Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95%. On construction loans exceeding an 85% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. First Place Bank also makes loans to builders for the purpose of developing one-to-four family homesites. These loans typically have terms of from one to three years and carry fixed interest rates. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal in these loans is typically paid down as homesites are sold.

Construction loans on multi-family and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, churches or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. These construction loans have rates and terms that match any permanent multi-family or commercial real estate loan then offered by First Place Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

Construction and development loans are obtained principally through continued business from developers and builders who have previously borrowed from First Place Bank, as well as referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. In addition, management requires pro forma cash flow analysis and debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and requires mechanics' lien waivers and other documents to protect and verify its lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

Commercial Lending. Commercial loans totaled $16.5 million, or 1.6% of total loans at June 30, 2001. In the past, commercial loan originations were on a very limited basis in the form of term loans and lines of credit to small- and medium-sized businesses operating in First Place Bank's primary market area. It is the intention of First Place Bank to expand commercial lending operations in its primary market. During 2001, the Bank hired an experienced commercial banking team to begin this operation. That team is as follows:

Robert H. Kempe – Mr. Kempe joined First Place Bank in August 2000 as Vice President of the Business Financial Services Division. Prior to joining First Place, he was a Vice President in the Corporate Banking Group at KeyBank, where he worked for eleven years.

Mark E. Taylor – Mr. Taylor was named a Loan Officer for the Business and Financial Services Division in December 2000. Prior to that time, Mr. Taylor was a Loan Officer with FFY Bank. Mr. Taylor joined FFY Bank in June 1987 and has served in various sectors of the bank including mortgage lending and appraising.

Caroline M. York – Ms. York joined First Place Bank as Vice President of Business Financial Services Division in November 2000 and is responsible for the development and sales of commercial deposits and treasury management services. Ms. York has over 22 years of commercial banking experience. She was previously employed by Firstar Bank (Northern Ohio Region) for 8 years as Vice President in the regional treasury management sales division.

Management recognizes the inherent risks associated with commercial lending, particularly in a slowing economy, but feels that the banking consolidation in First Place Bank's primary market area provides an opportunity to grow this line of business. In December 2000, First Place appointed Donald Cagigas to the Board of Directors. Mr. Cagigas was formerly president of the Mahoning Valley region for Bank One, NA and has over 34 years of experience in the financial services industry. Mr. Cagigas adds valuable insight with regard to the startup of this division.

Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending. Consumer loans totaled $177.6 million, or 17.2% of total loans at June 30, 2001, and consisted of new and used automobile loans, home equity loans, home equity lines of credit and secured and unsecured personal loans. Such loans are generally originated in First Place Bank's primary market area and generally are secured by real estate, deposit accounts, personal property and automobiles. Approximately half of the automobile loans are secured by used vehicles and generally will not make a loan on a vehicle manufactured before 1994. The average automobile loan is for $13,000. Automobile loans are originated through an automobile dealer network, primarily composed of new car dealers located in First Place Bank's primary market area. The typical loan term is sixty-six months. During 2001, in response to the slowing economy, underwriting standards with regard to automobile loans were tightened and acceptable credit score levels were increased to enhance credit quality.

First Place Bank offers fixed rate home equity loans and a variable rate home equity line of credit line based on the applicant's income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 95% of the appraised value of the property at the time of the loan commitment. These loans are secured by a mortgage on the underlying real estate. First Place Bank holds the first mortgage on a substantial majority of the properties securing these loans.

Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one- to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

Sale of Mortgage Loans. During the year ended June 30, 2001, First Place Bank continued to expand its secondary mortgage banking operation. In December 2000, $192.0 million in 30-year fixed-rate one-to-four family residential mortgage loans held in portfolio were securitized and the majority of the mortgage backed securities created were sold in a restructuring designed to reduce interest rate risk and to provide liquidity. New loan production offices in Solon, Dayton and North Olmsted are expected to provide high levels of salable production beginning in fiscal year 2002. In addition to the $192.0 million securitization of portfolio loans, an additional $69.2 million of fixed-rate mortgages originated during fiscal year 2001 were sold. First Place Bank generally retains servicing on sales of loans originated in its primary market area, and sells loans servicing released on out of market originations.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of First Place Bank. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve all loans within their designated authority as established by the Board.

The Board of Directors has authorized the following persons and groups of persons to approve loans up to the amounts indicated: one-to-four family mortgage loans up to $240,000 may be approved by any of the designated officers; one-to-four family mortgage loans in excess of $240,000 and up to $400,000 may be approved by two of the designated officers; one-to-four family mortgage loans in excess of $400,000 to $750,000 must be approved by the Residential Loan Committee plus one outside board member; one-to-four family mortgage loans in excess of $750,000 must be approved by the Loan Committee of the Board of Directors which is comprised of three outside directors and the President. Secured consumer loans, including home equity lines of credit, may be approved by any of the designated officers up to $150,000. Consumer loans over $150,000 and up to $400,000 must be approved by two of the designated officers. Commercial loans to a borrower in amounts up to $100,000 in the aggregate may be approved by any designated officer, with joint approval required for loans from $100,000 to $1,500,000. Commercial loans between $1,500,000 and $5,000,000 in the aggregate must be approved by two designated officers and two non-employee members of the Executive Loan Committee. Commercial loans greater than $5,000,000 in the aggregate must be approved by two of the designated officers and a majority of the Board of Directors.

With respect to all loans originated by First Place Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by First Place Bank's staff appraisers or outside appraisers that are approved by the Board of Directors annually. First Place Bank's policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Asset Quality

Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management monthly, and overall delinquencies are reviewed by the Board of Directors monthly. The procedures taken by First Place Bank with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, a written notice of non-payment is generally sent to the borrower. Telephone, written correspondence and/or face-to-face contact are attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 60 days past due. When contact is made with the borrower at any time prior to foreclosure, attempts are made to obtain full payment, offer to structure a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, the borrower is notified in writing that if the loan is not brought current within two weeks, foreclosure proceedings will begin against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by First Place Bank, becomes real estate owned.

The following table sets forth information concerning delinquent loans at June 30, 2001, in dollar amounts and as a percentage of the total loans portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	At June 30, 2001				At June 30, 2000
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	234	$14,058	156	$10,420	59	$ 2,864	69	$ 5,258
Consumer loans	222	2,198	144	1,268	101	1,071	73	1,308
Commercial loans	8	1,016	8	883	—	—	—	—

Total delinquent loans (1)	464	$17,272	308	$12,571	160	$ 3,935	142	$ 6,566

Delinquent loans to total loans (1)		1.72%		1.25%		0.55%		0.92%

	At June 30, 1999
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	13	$ 864	37	$ 1,263
Consumer loans	103	999	45	311
Commercial loans	4	484	—	—

Total delinquent loans(1)	120	$ 2,347	82	$ 1,574

Delinquent loans to total loans(1)		0.51%		0.34%

____________________ (1) Total loans represent gross loans receivable less deferred loan fees and loans in process.

Classified Assets. Federal regulations and First Place Bank's internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, First Place Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

When First Place Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When one or more assets, or portions thereof, are classified as Loss, First Place Bank is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

First Place Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing First Place Bank's loan portfolio, will not request a material increase in the allowance for possible loan losses, thereby negatively affecting First Place Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth and portfolio diversification and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2001, First Place Bank had $15.3 million of assets classified as Substandard, consisting primarily of mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful at June 30, 2001, totaled $7.2 million consisting primarily of mortgage loans secured by single-family owner-occupied residences and to a lesser extent, automobile loans and home equity lines of credit. At June 30, 2001, the Bank had $4.7 million of assets designated as Special Mention, consisting primarily of mortgage loans. At June 30, 2001, these classified assets totaled $27.2 million. At June 30, 2001, loans classified as Loss totaled $1.2 million and a specific allowance for losses equal to 100% of this amount is recorded at that date.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and REO. It is the general policy of First Place Bank to stop interest accruals on loans 90 days or more past due when, in management's opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest. For the years ended June 30, 2001, 2000, 1999, 1998 and 1997 the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $1.2 million, $531,000, $90,000, $94,000 and $172,000, respectively.

	At June 30,
	2001	2000	1999	1998	1997
	(In thousands)
Nonperforming loans (1):
Real estate mortgage loans	$10,420	$5,258	$1,263	$1,673	$1,767
Consumer loans	1,268	1,308	311	470	713
Commercial loans	2,451	—	—	—	—
Troubled debt restructurings	295	—	—	—	—

Total nonperforming loans	14,434	6,566	1,574	2,143	2,480
Repossessed assets	950	850	208	—	—

Total nonperforming assets	15,384	$7,416	$1,782	$2,143	$2,480

Nonperforming loans as a percent of total loans (2)	1.43%	0.92%	0.34%	0.60%	0.86%
Nonperforming assets as a percent of total assets (3)	0.97	0.71	0.24	0.35	0.45

__________
(1)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings. There were no loans past due greater than 90 days still accruing.
(2)	Loans represent loans receivable, net, excluding the allowance for loan losses.
(3)	Nonperforming assets consist of nonperforming loans and repossessed assets.

Allowance for Loan Losses. The allowance for loan losses is maintained through provisions for loan losses based on management's on-going evaluation of the risks inherent in the loan portfolio in consideration of the trends in the loan portfolio, the national and regional economies and the real estate market in First Place Bank's primary lending area. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in the loan portfolio which are deemed probable and estimable based on information currently known to management. The loan loss allowance determinations also incorporate factors and analyses which consider the potential principal loss associated with the loan, costs of acquiring the property securing the loan through foreclosure or deed in lieu thereof, the periods of time involved with the acquisition and sale of such property, and costs and expenses associated with maintaining and holding the property until sale and the opportunity cost associated with the inability to utilize funds for other income producing activities during the estimated holding period of the property.

At June 30, 2001, the allowance for loan losses totaled $9.8 million, or 0.97% of total loans and 67.6% of nonperforming loans as compared to $6.2 million, or 0.86%, of total loans and 93.7% of nonperforming loans at June 30, 2000. The increased allowance for loan losses was due primarily to performance of loans acquired from Ravenna Savings bank and, to a lesser degree, reserves related to the merger with FFY. Nonperforming loans increased from $6.6 million at June 30, 2000 to $14.4 million at June 30, 2001 primarily due to an increase in nonaccrual real estate mortgage loans. A large majority of the nonperforming loans continue to be one-to-four family mortgages which generally have a lower risk of loss associated with them. Management will continue to monitor and modify its allowance for loan losses as conditions dictate.

The following table sets forth activity in the allowance for loan losses for the periods set forth in the table.

	At or For the Years Ended June 30,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance at beginning of period	$6,150	$3,623	$3,027	$1,723	$1,259
Provision for loan losses	3,125	2,294	1,062	1,779	590
Reserves acquired through purchase	4,087	822	—	—	—
Charge-offs:
Real estate mortgage loans:
One-to-four family	1,870	92	6	31	—
Construction	857	—	—	—	—
Consumer	1,325	628	536	484	138
Commercial	—	—	—	—	—

Total charge-offs	4,052	720	542	515	138
Recoveries:
Real estate mortgage loans:
One-to-four family	327	65	1	2	3
Construction	34	—	—	—	—
Consumer	86	66	75	38	9
Commercial	—	—	—	—	—

Total recoveries	447	131	76	40	12

Balance at end of period	$9,757	$6,150	$3,623	$3,027	$1,723

Allowance for loan losses as a percent of loans (1)	0.97%	0.86%	0.79%	0.85%	0.60%
Allowance for loan losses as a percent of nonperforming loans (2)	67.60	93.67	230.23	141.25	69.48
Net charge-offs as a percent of average loans	0.40	0.11	0.12	0.15	0.05

        (1) Loans represents loans receivable, net, excluding the allowance for loan losses.
        (2) Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At June 30,
	2001			2000			1999			1998			1997
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$6,885	70.57%	81.25%	$4,460	72.52%	84.00%	$1,976	54.54%	82.26%	$1,458	48.17%	79.11%	$911	52.87%	78.88%
Consumer loans	2,624	26.89	17.15	1,599	26.00	14.77	1,086	29.98	17.33	901	29.77	20.18	432	25.07	20.41
Commercial loans	248	2.54	1.60	91	1.48	1.23	19	0.52	0.41	9	0.30	0.71	7	0.41	0.71
Unallocated	—	—	—	—	—	—	542	14.96	—	659	21.76	—	373	21.65	—

Total allowance for loan losses	$9,757	100.00%	100.00%	$6,150	100.00%	100.00%	$3,623	100.00%	100.00%	$3,027	100.00%	100.00%	$1,723	100.00%	100.00%

Real Estate Owned. At June 30, 2001, First Place Bank owned 11 REO properties with a net book value of $950,000. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value of the related assets at the date of foreclosure, less the costs to sell. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations.

Investment Activities

The Board of Directors approves the investment policies and procedures for First Place. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity requirements and, to a lesser extent, potential return on the investments. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. The Board has established an Investment Committee comprised of the Chief Executive Officer, the Chief Financial Officer and at least one member of the Board of Directors to supervise investment activities. In accordance with policies approved by the Board of Directors, the Committee has designated certain officers to perform daily investment activities within their designated authority levels. The Investment Committee meets quarterly and evaluates all investment activities for safety and soundness, adherence to policies, and assurance that authority levels are maintained.

On October 1, 1998, First Place adopted SFAS No, 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 allowed for a one-time reclassification of securities held to maturity to classification as available for sale or trading. Securities with an amortized cost of $27.0 million previously classified as held to maturity were transferred to available for sale upon adoption. The unrealized gain on the securities transferred totaled $260,000.

At June 30, 2001, First Place Bank had interest rate swap agreements with a total notional value of $140.0 million originated with a national broker/dealer. Under terms of these agreements, First Place Bank will pay a fixed rate of interest on the notional amount of the swap and receive a variable rate, one month LIBOR, on the notional amount of the swap. No other derivative financial instruments are currently being utilized. Similarly, First Place does not invest in mortgage-related securities that are deemed to be "high risk," or purchase bonds that are not rated investment grade. Management believes that interest rate swaps offer a more efficient way of obtaining longer term fixed rate funding than can be obtained from certificates of deposit or Federal Home Loan Bank advances. At June 30, 2001, these interest rate swaps were designated as effective cash flow hedges under SFAS No. 133.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security with an interest rate which is less than the interest rate on the underlying mortgage. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government-sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities, or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. The actual maturity of a mortgage-backed security, however, may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Place may be subject to reinvestment risk because, to the extent that the mortgage-backed securities prepay faster than anticipated, reinvestment of proceeds at a comparable rate may not be possible.

Securities. At June 30, 2001, the securities portfolio totaled $435.3 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$11,048	2.54%	$26,704	10.23%	$22,074	8.86%
Obligations of states and political subdivisions	47,594	10.93	6,288	2.41	6,694	2.69
Equity securities	2,449	0.56	—	—	—	—
Trust preferred securities	23,343	5.36	—	—	—	—
SLMA	11,405	2.62	—	—	—	—
FHLB stock	20,078	4.61	11,413	4.37	5,947	2.39
FNMA/FHLMC Preferred Stock	30,684	7.05	17,707	6.78	—	—

Total debt and equity securities	146,601	33.67	62,112	23.79	34,715	13.94

Mortgage-backed securities
Total mortgage-backed securities	288,747	66.33	198,939	76.21	214,444	86.06

Total securities available for sale	$435,348	100.00%	$261,051	100.00%	$249,159	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the securities portfolio, excluding FHLB stock and equity securities.

	At June 30, 2001
	(Dollars in thousands)
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Available for sale:
U.S. Government agencies	$2,030	5.86%	$5,073	5.96%	$2,001	6.62%	$1,944	6.90%	$11,048	6.32%
Obligations of states and political subdivisions (1)	1,598	5.94%	7,157	6.54%	13,848	6.78%	24,991	7.46%	47,594	7.25%
Trust preferred securities	—	—	—	—	—	—	23,343	5.60%	23,343	5.60%
SLMA	—	—	—	—	4,913	4.58%	6,492	4.62%	11,405	4.57%
FNMA/FHLMC preferred stock	—	—	1,263	7.17%	—	—	29,421	8.17%	30,684	8.23%
Mortgage-backed securities and collateralized mortgage obligations	5,132	6.71%	14,089	6.17%	6,771	6.75%	262,755	6.34%	288,747	6.36%

Total securities available for sale	$8,760	6.37%	$27,582	6.27%	$27,533	6.37%	$348,946	6.47%	$412,821	6.50%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

General. First Place Bank's primary sources of funds are deposits, proceeds from sales principal and interest payments on loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations. First Place Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits. First Place Bank offers a variety of deposit accounts with a range of interest rates and terms consisting of savings, retail checking/NOW accounts, business checking accounts, money market accounts, club accounts and certificate of deposit accounts. First Place Bank offers jumbo certificates and also offers Individual Retirement Accounts ("IRAs") and other qualified plan accounts.

Although the Bank has a significant portion of its deposits in core deposits, management monitors activity on its core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates it may offer on deposit products. Management believes First Place Bank is competitive in the types of accounts and interest rates it has offered on its deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its primary market area. While jumbo certificates are accepted by the Bank, and may be subject to preferential rates, the Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2001	2000	1999
	(In thousands)
Beginning balance	$586,748	$429,225	$435,462
Merger with FFY	432,294	—	—
Acquisition of Ravenna Savings Bank	—	118,322	—
Net deposits (withdrawals)	(37,839)	18,692	(25,121)

Interest credited on deposit accounts	37,626	20,509	18,884

Total increase (decrease) in deposit accounts	432,081	157,523	(6,237)

Ending balance	$1,018,829	$586,748	$429,225

At June 30, 2001, certificate of deposit accounts in amounts of $100,000 or more totaled $151.8 million, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$46,985	5.89%
Over three through six months	22,461	5.84
Over six through 12 months	41,854	5.64
Over 12 months	40,483	6.12

Total	$151,783	5.87%

The following table sets forth the distribution of deposit accounts at June 30, 2001 and the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At June 30, 2001			For the Year Ended June 30, 2001			For the Year Ended June 30, 2000			For the Year Ended June 30, 1999
	Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing demand	$23,895	2.35%	—%	$15,216	1.88%	—%	$6,203	1.33%	—%	$6,027	1.39%	—%
NOW and money market	261,152	25.63	2.91	214,789	26.59	3.85	124,817	26.82	3.66	114,876	26.43	3.23
Savings	137,216	13.47	2.08	105,710	13.09	2.28	65,127	13.99	2.14	67,145	15.45	2.18
Certificates of deposit	596,566	58.55	5.76	472,051	58.44	5.89	269,213	57.86	5.46	246,584	56.73	5.56

Total deposits	$1,018,829	100.00%	4.40%	$807,766	100.00%	4.78%	$465,360	100.00%	4.44%	$434,632	100.00%	4.34%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from June 30, 2001
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total at June 30, 2001
	(Dollars in thousands)
Certificate accounts:
0 to 4.00%	$4,056	$3,832	$20	$41	$—	$250	$8,199
4.01 to 5.00%	81,482	38,961	5,990	2,072	179	317	129,001
5.01 to 6.00%	106,816	64,436	11,156	14,206	6,637	2,234	205,485
6.01 to 7.00%	151,138	33,275	6,445	14,508	4,915	1,007	211,288
7.01 to 8.00%	24,444	2,537	574	11,970	1,246	768	41,539
Greater than 8.00%	916	6	—	132	—	—	1,054

Total at June 30, 2001	$368,852	$143,047	$24,185	$42,929	$12,977	$4,576	$596,566

Borrowings. First Place Bank's policy has been to utilize borrowings as an alternative and/or less costly source of funds. First Place Bank obtains advances from the FHLB of Cincinnati, which are collateralized by the capital stock of the Federal Home Loan Bank ("FHLB") of Cincinnati and certain mortgage loans held by First Place Bank. Funds are also borrowed through reverse repurchase agreements with the FHLB of Cincinnati and primary broker/dealers. Advances from the FHLB of Cincinnati are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB of Cincinnati will advance to member institutions, including First Place Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB of Cincinnati and the OTS. At June 30, 2001, the Bank's FHLB advances totaled $263.5 million. The maximum month-end balance of borrowings during fiscal year 2001 was $301.4 million.

During the year ended June 30, 2001, First Place Bank continued to maintain repurchase agreements from primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and other securities and totaled $91.1 million at June 30, 2001. Collateral can be substituted freely as long as the margin is at least 95% of all outstanding borrowings, including accrued interest. First Place Bank has used these repurchase agreements as a lower cost source of funding than FHLB borrowings.

First Place Bank also has a $200.0 million available overnight line-of-credit with the FHLB of Cincinnati. There was no fee for the line-of-credit for the year ended June 30, 2001. First Place Bank may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in its cost of funds.

Personnel

As of June 30, 2001, First Place Bank had 435 full-time equivalent employees. The employees are not represented by a collective bargaining unit and First Place Bank considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and the Bank will report their income on a June 30 fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has been audited by the IRS for the 1992 and 1993 tax years.

Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which are deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Bank's loss experience, it generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year which was the last taxable year beginning before January 1, 1988. The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allow an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in Federal tax law. Dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Any dividends to the Company that would reduce amounts allocated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution, then approximately one and one-half times the amount so used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction claimed by the Bank over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if either own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

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

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Bank's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Delaware Taxation

As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

REGULATION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below.

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

Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans-to-one borrower. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2001, the Bank was in compliance with this regulation.

Qualified Thrift Lender Test. The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, a savings association is required to qualify as a "domestic building and loan association" as that term is defined in the Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12-month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2001, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required before (i) any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations, (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution, or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If the Bank's capital fell below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice.

Liquidity. Current regulation requires that the Bank maintain sufficient liquidity to manage its operations. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2001, management considers its liquidity position to be adequate to meet the Bank's operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency's operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly Thrift Financial Report.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers, and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association's total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any "interested" director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus or any loans over $500,000. Further, pursuant to Section

22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution's employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

At June 30, 2001, the Bank met each of its capital requirements, in each case on a fully phased-in basis.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Federal Regulation. Under the Community Reinvestment Act, as amended ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank's latest CRA rating received from the OTS was "Satisfactory."

Federal Home Loan Bank System

The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement at June 30, 2001. FHLB advances must be secured by specified types of collateral and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At June 30, 2001, the Bank had $263.5 million in FHLB advances.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, First Federal's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Previously proposed legislation would have treated all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

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

Item 2. Properties

First Place Bank owns its main office building in Warren, Ohio which also serves as a branch office. At June 30, 2001, First Place Bank owned 14 of its branch offices. The remaining 10 branch offices and all seven of the loan production offices were leased.

Item 3. Legal Proceedings

From time to time, First Place is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, First Place is not involved in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The information under the caption "Market Prices and Dividends Declared" in the 2001 Annual Report to Stockholders is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6.  Selected Financial Data

The information contained in the 2001 Annual Report to Stockholders under the caption "Selected Financial and Other Data" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the 2001 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained in the 2001 Annual Report under the caption "Asset/Liability Management and Market Risk" is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8.  Financial Statements and Supplementary Data

See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of First Place and First Place Bank who are not Directors. The following table sets forth certain information regarding executive officers of the Company and the Bank at June 30, 2001 who are not also directors.

Name	Age at June 30, 2001	Positions Held with First Place and First Place Bank

Timothy A. Beaumont	43	Sr. Vice President of First Place Bank

Albert P. Blank	39	Sr. Vice President of First Place Bank

J. Craig Carr	53	General Counsel and Secretary of First Place Financial Corp. and First Place Bank

David S. Hinkle	43	Sr. Vice President of First Place Bank

Brian E. Hoopes	43	Sr. Vice President of First Place Bank

Therese Ann Liutkus	42	Chief Financial Officer of First Place Financial Corp.

Richard K. Smith	43	Sr. Vice President and Treasurer of First Place Bank

Dominique K. Stoeber	37	Sr. Vice President of First Place Bank

Timothy A. Beaumont joined First Place Bank in June 2000 as Senior VicePresident of Commercial Lending. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

Albert P. Blank joined First Place Bank in November 2000 as the Senior Vice President of Retail Lending, where he is responsible for coordinating retail lending activities, policies and procedures. Prior to joining the Bank, Mr. Blank was the President of Sales for Republic Banc Mortgage Corp.

J. Craig Carr became General Counsel and Secretary of First Place in December 2000. Prior to this position, Mr. Carr had been General Counsel and Secretary of FFY and FFY Bank since January 1999. With FFY Bank since 1973, Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

David S. Hinkle was named Senior Vice President of Retail Operations in December 2000. Previously, Mr. Hinkle had served as Vice President of Operations of FFY Bank since January 1996. He began his career with FFY Bank in 1979 as a member of the data processing department.

Brian E. Hoopes joined First Place Bank in August 1998 as Vice President of Banking Systems. He was previously employed with Michelin Tire Corporation for 18 years in positions responsible for electronic data processing and financial operations. His most recent position there was Project Manager for the installation of a new financial software package in North America.

Therese Ann Liutkus, a certified public accountant, became Chief Financial Officer of First Place in December 2000. Prior to this position, Ms. Liutkus served as Treasurer of FFY and FFY Bank since January 1996 and March 1996, respectively, as well as Chief Financial Officer of FFY and FFY Bank since October 1996. Since joining FFY Bank in 1986, Ms. Liutkus has held various senior level positions in the accounting and finance area.

Richard K. Smith, a certified public accountant, joined First Place Bank in 1990 as Assistant Vice President of Finance. In January 1995, he was named Vice President and Treasurer. His primary areas of responsibility are overseeing financial and regulatory reporting, investment policy, interest rate risk policy and internal controls. Mr. Smith has Bachelor of Science degrees in Accounting and Industrial Management from the University of Akron.

Dominique K. Stoeber joined First Place Bank in 1990 as Personnel Manager. In July 1992, she was promoted to Director of Human Resources and in December 1998, to Senior Vice President of Administrative Services. Ms. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

Directors of First Place and First Place Bank

Information concerning Directors of First Place and First Place Bank is incorporated herein by reference from the proxy statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28, 2001.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28, 2001.

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission on or about September 28, 2001.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     (1) Financial Statements

The following information appearing in First Place's Annual Report to Stockholders for the year ended June 30, 2001, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report

Selected Financial Data and Other Data	1-2

Management's Discussion and Analysis of Financial	3-11
Condition and Results of Operations

Independent Auditors' Report	12

Consolidated Statements of Financial Condition as of June 30, 2001 and 2000	13

Consolidated Statements of Income for Years Ended June 30, 2001, 2000 and 1999	14

Consolidated Statements of Changes in Stockholders' Equity for Years Ended June 30, 2001, 2000 and 1999	15-16

Consolidated Statements of Cash Flows for Years Ended June 30, 2001, 2000 and 1999	17-18

Notes to Consolidated Financial Statements	19-51

With the exception of the aforementioned information, First Place's Annual Report to Stockholders for the year ended June 30, 2001, is not deemed filed as part of this Annual Report on Form 10-K.

(a)   (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)   (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	**
3(i)	First Place Certificate of Incorporation	*
3(ii)	First Place Bylaws	*
4	Specimen First Place common stock certificate	*
10	Material contracts Executive Compensation Plans and Arrangements	*
	Employment Contracts	*
13	Portions of the 2001 Annual Report to stockholders	13
21	Subsidiaries of Registrant	21

* Filed as exhibits to First Place's Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

** Filed as an exhibit to First Place's current report on Form 8-K filed on June 1, 2000.

(b) Reports on Form 8-K

During the quarter ended on June 30, 2001, First Place filed a report on Form 8-K on April 18, 2001, announcing third quarter earnings.

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

/s/ Steven R. Lewis	/s/ Therese A. Liutkus

Steven R. Lewis, President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 27, 2001	Therese A. Liutkus, Chief Financial Officer (Principal Financial and Accounting Officer) Date: September 27, 2001

/s/ A. Gary Bitonte	/s/ Robert S. McGeough

A. Gary Bitonte, Director Date: September 27, 2001	Robert S. McGeough, Director Date: September 27, 2001

/s/ Donald Cagigas	/s/ W. Terry Patrick

Donald Cagigas, Director Date: September 27, 2001	W. Terry Patrick, Chairman of the Board Date: September 27, 2001

/s/ Marie Izzo Cartwright	/s/ E. Jeffrey Rossi

Marie Izzo Cartwright, Director Date: September 27, 2001	E. Jeffrey Rossi, Director Date: September 27, 2001

/s/ Jeffrey L. Francis	/s/ Samuel A. Roth

Jeffrey L. Francis, Executive Vice President Chief Operating Officer and Director Date: September 27, 2001	Samuel A. Roth, Director Date: September 27, 2001

/s/ George J. Gentithes	/s/ William A. Russell

George J. Gentithes, Director Date: September 27, 2001	William A. Russell, Director Date: September 27, 2001

/s/ Robert P. Grace	/s/ Ronald P. Volpe

Robert P. Grace, Director Date: September 27, 2001	Ronald P. Volpe, Director Date: September 27, 2001

/s/ Thomas M. Humphries	/s/ Robert L. Wagmiller

Thomas M. Humphries, Director Date: September 27, 2001	Robert L. Wagmiller, Director Date: September 27, 2001

/s/ Earl T. Kissell

Earl T. Kissell, Director Date: September 27, 2001