Form 10-Q
period 2001-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2001-11-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

14,964,776 common shares as of October 31, 2001

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands)	September 30, 2001	June 30, 2001

ASSETS

Cash and cash equivalents	$39,960	$29,549
Fed funds sold	129,100	21,521
Securities available for sale	383,453	435,348
Loans held for sale	31,540	14,259
Loans:
Total loans	999,224	1,006,343
Less allowance for loan losses	(10,222)	(9,757)

Net loans	989,002	996,586
Premises and equipment, net	20,090	20,088
Accrued interest receivable	9,006	9,274
Intangibles	20,961	21,196
Other assets	24,446	43,430

TOTAL ASSETS	$1,647,558	$1,591,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$1,060,626	$1,018,829
Securities sold under agreement to repurchase	93,241	91,064
Federal Home Loan Bank advances	263,087	263,528
Advances by borrowers for taxes and insurance	2,990	4,784
Accrued interest payable	5,810	3,475
Other liabilities	26,980	15,535

TOTAL LIABILITIES	1,452,734	1,397,215

Stockholders' equity:
Preferred stock, $.01 par value:	0	0
Authorized 3,000,000 shares, none outstanding
Common stock, $.01 per value:
33,000,000 shares authorized;
18,128,272 shares issued at September 30, 2001 and
June 30, 2001	181	181
Additional paid in capital	177,263	177,396
Retained earnings, substantially restricted	67,466	64,505
Unearned recognition and retention plan shares	(3,219)	(3,429)
Unearned employee stock ownership plan shares	(7,272)	(7,420)
Treasury stock, at cost, 3,036,865 shares at September 30, 2001	(35,739)	(34,040)
and 2,948,804 shares at June 30, 2001
Accumulated other comprehensive (loss)	(3,856)	(3,157)

TOTAL STOCKHOLDERS' EQUITY	194,824	194,036

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,647,558	$1,591,251

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
(Dollars in thousands, except per share data)	2001	2000

INTEREST INCOME
Loans	$21,036	$14,442
Securities	2,719	1,172
Mortgage-backed and related securities	4,148	3,387

TOTAL INTEREST INCOME	27,903	19,001
INTEREST EXPENSE
Deposits	11,047	7,466
Borrowed funds	4,043	3,900
Repurchase agreements	1,325	1,113

TOTAL INTEREST EXPENSE	16,415	12,479

NET INTEREST INCOME	11,488	6,522
PROVISION FOR LOAN LOSSES	660	300

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,828	6,222
NONINTEREST INCOME
Service charges	1,030	549
Security gains, net	926	1
Gain on sale of loans	1,810	234
Other	250	341

TOTAL NONINTEREST INCOME	4,016	1,125
NONINTEREST EXPENSE
Salaries and benefits	3,999	2,499
Occupancy and equipment	1,310	644
Franchise taxes	285	31
Intangible amortization	244	353
Other	2,087	1,077

TOTAL NONINTEREST EXPENSE	7,925	4,604

INCOME BEFORE INCOME TAXES	6,919	2,743
PROVISION FOR INCOME TAX	2,156	849

NET INCOME	$4,763	$1,894

Basic earnings per share	$0.34	$0.21

Diluted earnings per share	$0.33	$0.21

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Three months ended September 30,
(Dollars in thousands, except per share data)	2001	2000

Balance at beginning of period	$194,036	$147,975

Comprehensive income:

Net income	4,763	1,894

Change in fair value of interest rate swaps, net of tax	(2,570)	(883)

Change in value of securities available for sale, net of tax	1,870	1,397

Comprehensive income	4,063	2,408

Cash dividends declared	(1,802)	(885)

Amortization of ESOP expense	148	148

Amortization of recognition and retention plan expense	210	286

Difference between average fair value per share and
cost per share on ESOP shares committed to be released	65	17

Stock options exercised	1,695	0

Treasury stock purchased	(3,591)	(11,267)

Balance at end of period	$194,824	$138,682

Cash dividends per share	$0.125	$0.100

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
Dollars in thousands	2001	2000

Cash flows from operating activities:
Net cash from operating activities	$16,666	$6,178

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	52,008	2,214
Proceeds from maturities, calls and principal paydowns	27,711	8,841
Purchases	(23,264)	(2,000)
Net change in federal funds sold	(107,579)	15,997
Purchase of Federal Home Loan Bank stock	0	(1,773)
Net change in loans	7,327	(16,121)
Premises and equipment expenditures, net	(678)	(532)

Net cash from (used in) investing activities	(44,475)	6,626

Cash flows from financing activities:
Net change in deposits	41,797	(6,313)
Net change in advances by borrowers for taxes and insurance	(1,794)	(1,005)
Net change in repurchase agreements	2,303	(25,000)
Cash dividends paid	(1,802)	(986)
Proceeds and tax benefit from stock options exercised	1,685	0
Purchase of treasury stock	(3,591)	(11,267)
Net change in overnight FHLB borrowings	(378)	(468)
Proceeds from FHLB borrowings	0	233,270
Repayment of FHLB borrowings	0	(199,000)

Net cash from (used in) financing activities	38,220	(10,769)

Net change in cash and cash equivalents	10,411	2,035

Cash and cash equivalents at beginning of period	29,549	13,421

Cash and cash equivalents at end of period	$39,960	$15,456

Supplemental cash flow information:
Cash payments of interest expense	$14,325	$12,345
Cash payments of income taxes	403	0

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements

Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries First Place Bank (the Bank) and First Place Holdings, Inc. The consolidated financial statements also include the accounts of First Place Insurance Agency, Ltd., the insurance affiliate of First Place Holdings, Inc. The accounts of First Place Holdings, Inc.’s real estate affiliate, Coldwell Banker First Place Real Estate, are not consolidated since the Company owns a non-controlling one-third interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2001 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2001 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Earnings per Share:
(Dollars in thousands, except per share data)

The computation of basic and diluted earnings per share is shown in the following table.

	Three months ended September 30,

	2001	2000

Basic earnings per share computation:
Numerator - Net income	$4,763	$1,894

Denominator - Weighted average common
shares outstanding	15,202,000	10,056,553
Less: Average unearned ESOP shares	(736,959)	(796,179)
Less: Average unearned RRP shares	(253,328)	(352,354)

Average shares	14,211,713	8,908,020

Basic earnings per share	$0.34	$0.21

Diluted earnings per share computation:
Numerator - Net income	$4,763	$1,894

Denominator - Weighted average common
shares outstanding for basic earnings per share	14,211,713	8,908,020
Dilutive effect of stock options	252,879	0

Weighted average common shares
and common stock equivalents	14,464,592	8,908,020

Diluted earnings per share	$0.33	$0.21

Stock options for 21,381 and 1,007,600 shares of common stock were not considered in computing diluted earnings per share for the quarters ended September 30, 2001 and 2000, respectively, because they were antidilutive.

Reclassifications:

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period’s presentation.

Effect of Recent Accounting Standards:

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141. “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company’s financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this statement on July 1, 2001, which will result in a reduction in amortization expense of approximately $470,000 annually.

	For the Three months ended September 30,
(Dollars in thousands, except per share data)	2001	2000

Reported net income	$4,763	$1,894
Add back: Goodwill amortization		165

Adjusted net income	$4,763	$2,059

Basic earnings per share:
Reported net income	$0.34	$0.21
Goodwill amortization		0.02

Adjusted net income	$0.34	$0.23

Diluted earnings per share:
Reported net income	$0.33	$0.21
Goodwill amortization		0.02

Adjusted net income	$0.33	$0.23

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations at and for the three months ended September 30, 2001.

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

Financial Condition

General. Assets totaled $1,647.6 million at September 30, 2001, an increase of $56.3 million, or 3.5% from $1,591.3 million at June 30, 2001. The increase in assets was primarily due to growth in short-term cash investments (fed funds sold) funded by growth in deposits and proceeds from securities sales during the quarter. Liabilities totaled $1,452.7 million at September 30, 2001, an increase of $55.5 million, or 4.0% from $1,397.2 million at June 30, 2001 primarily due to deposit growth during the quarter. The discussion below provides greater detail regarding significant changes in balance sheet items.

Fed Funds Sold. Fed funds sold totaled $129.1 million at September 30, 2001, an increase of $107.6 million from $21.5 million at June 30, 2001 primarily due to cash provided by $41.8 million growth in deposits and $52.0 million proceeds from securities sales during the quarter. These funds are available for general corporate purposes and will be invested in accordance with the Company’s investment policies and asset/liability management objectives.

Securities. Securities available for sale declined $51.9 million, or 11.9% during the quarter and totaled $383.5 million at September 30, 2001 compared to $435.3 million at June 30, 2001. The decline was primarily due to the sale of $51.1 million in long-term fixed-rate securities to reduce the overall duration of the portfolio and improve its interest rate risk profile. The gain on the securities sales during the quarter totaled $926,000.

Loans. Net loans receivable totaled $989.0 million at September 30, 2001, a decline of $7.6 million, or .8% from $996.6 million at June 30, 2001. Mortgage loans totaled $687.2 million at September 30, 2001, a decline of $3.6 million, or .5% from $690.8 million at June 30, 2001 due to refinancing activity in the low market interest rate environment that existed during the quarter. Real estate construction loans totaled $51.3 million at September 30, 2001, up $2.0 million, or 4.1% from $49.3 million at June 30, 2001. Commercial loans totaled $89.4 million at September 30, 2001, down $2.2 million, or 2.4% from $91.6 million at June 20, 2001 due to principal repayments. Consumer loans totaled $174.2 million at September 30, 2001, a decline of $3.4 million, or 1.9% from $177.6 million at June 30, 2001 due to a decline in auto loan balances.

Loan originations during the three months ended September 30, 2001 totaled $146.7 million, up $79.4 million, or 118.0% from $67.3 million during the prior year quarter ended September 30, 2000. The increase in origination volume was primarily the result of production due to the FFY merger, 3 new loan production offices opened in the Cleveland and Dayton markets in June 2001 and refinancing activity associated with the declining interest rate environment that existed during the quarter. The Bank’s secondary market mortgage lending operation originates and sells all fixed-rate qualifying loans primarily to the Federal National Mortgage Association (Fannie Mae). The Bank sold loans totaling $87.2 million at a pre-tax gain of $1.8 million during the quarter ended September 30, 2001 compared to loans totaling $18.9 million at a pre-tax gain of $234,000 for the three months ended September 30, 2000 – see “Results of Operations – Noninterest Income”, below.

Deposits. Deposits increased $41.8 million, or 4.1%, during the quarter and totaled $1,060.6 million at September 30, 2001 compared to $1,018.8 million at June 30, 2001. Growth in certificate and money market accounts totaled $21.6 million and $21.1 million due to favorable pricing.

Repurchase Agreements. Repurchase agreements increased $2.1 million, or 2.3% during the quarter and totaled $93.2 million at September 30, 2001 compared to $91.1 million at June 30, 2001. The increase was due to growth in commercial treasury management accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances declined $441,000, or .2% during the quarter and totaled $263.1 million at September 30, 2001 compared to $263.5 million at June 30, 2001 due to regular principal payments on amortizing advances.

Stockholders’ Equity. Total stockholders’ equity increased $788,000, or .4% during quarter and totaled $194.8 million at September 30, 2001 compared to $194.0 million at June 30, 2001. The increase was principally due to $4.8 million in net income and $1.7 million in stock options exercised during the quarter partially offset by $3.6 million in stock repurchases and $1.8 million dividends paid to stockholders. At September 30, 2001, the ratio of equity to total assets was 11.83% compared to 12.19% at June 30, 2001.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and 2000

General. Net income for the quarter ended September 30, 2001 totaled $4.8 million, or $.33 per diluted share compared to net income of $1.9 million, or $.21 per diluted share for the quarter ended September 30, 2000. The increase in net income was primarily attributable to increased gains on loan and securities sales, as well as the merger with FFY Financial Corp., which was completed in December 2000.

Interest Income. Interest income increased $8.9 million and totaled $27.9 million for the quarter ended September 30, 2001 compared to $19.0 million for the prior year quarter ended September 30, 2000. The increase in interest income was primarily due to a $6.6 million increase in income on loans, which totaled $21.0 million for the quarter ended September 30, 2001 compared to $14.4 million for the prior year quarter due to higher average loan balances outstanding as a result of $492.5 million in loans acquired in the FFY merger.

Income on securities increased $1.5 million and totaled $2.7 million for the quarter ended September 30, 2001 compared to $1.2 million for the prior year quarter due to higher average securities balances outstanding as a result of $156.3 million in securities acquired in the FFY merger.

Interest Expense. Interest expense increased $3.9 million and totaled $16.4 million for the quarter ended September 30, 2001 compared to $12.5 million for the prior year quarter ended September 30, 2000. The increase in interest expense was primarily due to a $3.5 million increase in interest expense on deposits, which totaled $11.0 million for the quarter ended September 30, 2001 compared to $7.5 million for the prior year quarter due to higher average deposit balances outstanding as a result of $432.3 million in deposits acquired in the FFY merger.

Net Interest Income. Net interest income for the quarter ended September 30, 2001 totaled $11.5 million, an increase of $5.0 million, or 76% from $6.5 million for the quarter ended September 30, 2000. The Company’s net interest margin increased 49 basis points, from 2.72% for the quarter ended September 30, 2000 to 3.21% for the quarter ended September 30, 2001, primarily reflecting a declining cost of funds.

Provision for Loan Losses. The provision for loan losses totaled $660,000 for the quarter ended September 30, 2001 compared to $300,000 for the quarter ended September 30, 2000. The $360,000 increase in provision expense was a result of the larger size of the loan portfolio as a result of the FFY merger. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Bank’s loan portfolio to adequately provide for probable loan losses inherent in the portfolio as of the balance sheet date. At September 30, 2001, the allowance for loan losses was .99% of gross loans outstanding compared to .97% at June 30, 2001. The ratio of allowance for loan losses to nonperforming loans declined to 64.5% at September 30, 2001 from 67.6% at June 30, 2001, primarily due to a $1.8 million increase in nonperforming loans, which totaled $15.9 million at September 30, 2001 compared to $14.1 million at June 30, 2001. Approximately 75% of the nonperforming loan balance at both September 30, 2001 and June 30, 2001 was comprised of real estate mortgage loans, primarily one-to-four family loans which have historically low loss rates. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at September 30, 2001.

Noninterest Income. Noninterest income totaled $4.0 million for the quarter ended September 30, 2001, an increase of $2.9 million from $1.1 million the prior year quarter ended September 30, 2000 primarily due to a $1.6 million increase in gains on sale of loans, $925,000 increase in securities gains and $481,000 increase in service charges. The $1.6 million increase in gains on loan sales was due to increased volume of loans sold and favorable pricing in the declining interest rate environment that existed during the quarter. The $925,000 increase in securities gains was the result of sales in the current year quarter of $51.1 million in long-term fixed-rate securities in order to reduce the overall duration of the portfolio and enhance the Company’s interest rate risk profile. The $481,000 increase in service charges was due to an increased customer base resulting from the FFY merger.

Noninterest Expense. Noninterest expense totaled $7.9 million for the quarter ended September 30, 2001, an increase of $3.3 million compared to $4.6 million for the prior year quarter ended September 30, 2000 primarily due to the impact of the FFY merger. For the quarter ended September 30, 2001, salaries and benefits expense increased $1.5 million, occupancy and equipment expenses increased $666,000 and other expenses, primarily operational expenses such as phone, postage, security, supplies, etc., increased $1.0 million from the prior year quarter ended September 30, 2000 due to the increase in the size of the organization resulting from the FFY merger and the increase in the Company’s loan production capabilities with the 3 loan production offices opened in June 2001.

Income Taxes. Income tax expense totaled $2.2 million for the quarter ended September 30, 2001, an increase of $1.3 million compared to expense of $849,000 for the prior year quarter ended September 30, 2000 due to the higher net income in the current quarter. The effective tax rate for the quarter ended September 30, 2001 was 31.2%, comparable to 31.0% for the quarter ended September 30, 2000.

Liquidity and Cash Flows

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

The Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.

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

The primary investing activities of the Company are originating loans and purchasing securities. For the quarter ended September 30, 2001, the Bank’s loan portfolio provided $7.3 million in cash, while proceeds from the securities portfolio provided $79.7 million. For the quarter ended September 30, 2000, the growth in the loan portfolio used $16.1 million and the securities portfolio provided $11.1 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the quarter ended September 30, 2001, growth in deposit accounts provided $41.8 million, repurchase agreements provided $2.3 million and repayment of borrowings used $378,000. For the quarter ended September 30, 2000, declines in deposit balances used $6.3 million, repurchase agreement repayments used $25.0 million and borrowings provided $33.8 million.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At September 30, 2001, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk weighted assets of 8.0%, of which 4.0% must be core capital.

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

At September 30, 2001, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in information about market risk from that provided in the 2001 Annual Report to Stockholders, which was incorporated by reference into First Place Financial Corp.’s 2001 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds – None to be reported.

Item 3. Defaults Upon Senior Securities – None to be reported.

Item 4. Submission of Matters to a Vote of Security Holders – None to be reported.

Item 5. Other Information – None to be reported.

Item 6. Exhibits and Reports on Form 8-K

a. Forms 8-K filed during the quarter:

On August 2, 2001, the company filed Form 8-K announcing earnings for the fiscal year ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	November 14, 2001	/s/ Steven R. Lewis	/s/ Therese Ann Liutkus

		Steven R. Lewis, President and CEO	Therese Ann Liutkus, CFO