Form 10-Q
period 2001-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2002-02-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

14,501,490 common shares as of January 31, 2002

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
	December 31, 2001	June 30, 2001
	(Unaudited)
(Dollars in thousands, except per share data)

ASSETS:
Cash and cash equivalents	$45,816	$29,549
Federal funds sold	57,902	21,521
Securities available for sale	447,988	435,348
Loans held for sale	63,016	14,259
Loans:
Total loans	968,291	1,006,343
Less allowance for loan losses	(8,825)	(9,757)

Net loans	959,466	996,586
Premises and equipment, net	21,588	20,088
Accrued interest receivable	9,220	9,274
Intangibles	6,287	6,776
Goodwill	14,725	14,420
Other assets	32,783	43,430

TOTAL ASSETS	$1,658,791	$1,591,251

LIABILITIES:
Deposits	$1,075,309	$1,018,829
Securities sold under agreement to repurchase	96,291	91,064
Federal Home Loan Bank advances	258,699	263,528
Advances by borrowers for taxes and insurance	4,936	4,784
Accrued interest payable	3,234	3,475
Other liabilities	29,901	15,535
TOTAL LIABILITIES	1,468,370	1,397,215

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares, none outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized;
18,128,272 shares issued at December 31, 2001 and
June 30, 2001	181	181
Additional paid in capital	177,286	177,396
Retained earnings, substantially restricted	70,456	64,505
Unearned recognition and retention plan shares	(3,009)	(3,429)
Unearned employee stock ownership plan shares	(7,123)	(7,420)
Treasury stock, at cost, 3,486,451 shares at December 31, 2001
and 2,948,804 shares at June 30, 2001	(42,671)	(34,040)
Accumulated other comprehensive income (loss)	(4,699)	(3,157)

TOTAL STOCKHOLDERS’ EQUITY	190,421	194,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,658,791	$1,591,251

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2001	2000	2001	2000

INTEREST INCOME
Loans	$20,379	$15,599	$41,416	$30,041
Securities	2,968	1,106	5,687	2,278
Mortgage-backed and related securities	3,796	3,305	7,944	6,692

TOTAL INTEREST INCOME	27,143	20,010	55,047	39,011

INTEREST EXPENSE
Deposits	10,411	8,067	21,459	15,533
Borrowed funds	3,993	4,274	8,036	8,174
Repurchase agreements	1,292	811	2,617	1,924

TOTAL INTEREST EXPENSE	15,696	13,152	32,112	25,631

NET INTEREST INCOME	11,447	6,858	22,935	13,380
PROVISION FOR LOAN LOSSES	660	1,505	1,320	1,805

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,787	5,353	21,615	11,575
NONINTEREST INCOME
Service charges	1,077	579	2,107	1,128
Security gains (losses), net	15	(1,402)	941	(1,401)
Gain (loss) on sale of loans	2,203	(2,199)	4,013	(1,965)
Other	534	11	784	352

TOTAL NONINTEREST INCOME	3,829	(3,011)	7,845	(1,886)
NONINTEREST EXPENSE
Salaries and benefits	3,281	2,736	7,280	5,235
Occupancy and equipment	1,350	636	2,660	1,280
Merger, integration and restructuring
expense	0	1,667	0	1,667
Franchise taxes	284	496	569	849
Intangible amortization	244	479	488	644
Other	2,121	1,603	4,208	2,546

TOTAL NONINTEREST EXPENSE	7,280	7,617	15,205	12,221

INCOME (LOSS) BEFORE INCOME TAX	7,336	(5,275)	14,255	(2,532)
PROVISION FOR INCOME TAX (BENEFIT)	2,556	(2,200)	4,712	(1,351)

NET INCOME (LOSS)	$4,780	$(3,075)	$9,543	$(1,181)

Basic earnings (loss) per share	$0.34	$(0.34)	$0.68	$(0.13)

Diluted earnings (loss) per share	$0.34	$(0.34)	$0.66	$(0.13)

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2001	2000	2001	2000

Balance at beginning of period	$194,824	$138,682	$194,036	$147,975

Comprehensive income:

Net income (loss)	4,780	(3,075)	9,543	(1,181)

Change in unrealized gain (loss) on swaps, net of tax	804	(2,782)	(1,766)	(3,665)

Change in unrealized gain (loss) on securities available for sale, net of tax	(1,646)	4,151	224	5,548

Comprehensive income	3,938	(1,706)	8,001	702

Cash dividends declared	(1,790)	0	(3,592)	(885)

Issuance of 6,887,022 shares of common stock for merger	0	68,340	0	68,340

Commitment to release ESOP shares	149	148	297	296

Acquisition of FFY recognition and retention plan	0	(2)	0	(2)

Commitment to release recognition and retention plan shares	210	606	420	892

Difference between average fair value per share and cost per share on ESOP shares committed to be released	63	14	128	31

Stock options exercised	205	0	1,900	0

Tax benefit related to exercise of stock options	89	0	89	0

Treasury stock purchased	(7,267)	(2,458)	(10,858)	(13,725)

Balance at end of period	$190,421	$203,624	$190,421	$203,624

Cash dividends per share	$0.125	$0.000	$0.250	$0.100

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	December 31,
(Dollars in thousands)	2001	2000

Cash flows from operating activities:
Net cash from (used in) operating activities	$(3,472)	$9,434

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	66,947	181,772
Proceeds from maturities, calls and principal paydowns	58,719	30,058
Purchases	(136,458)	(2,000)
Net change in federal funds sold	(36,381)	(64,387)
Purchase of Federal Home Loan Bank stock	0	(1,773)
Net cash received in acquisition	0	4,431
Net change in loans	23,015	(46,544)
Purchase of premises and equipment	(866)	(351)
Investment in Coldwell Banker First Place Real Estate, Ltd.	(300)	0

Net cash from (used in) investing activities	(25,324)	101,206

Cash flows from financing activities:
Net change in deposits	56,606	1,773
Net change in advances by borrowers for taxes and insurance	152	(611)
Net change in repurchase agreements	5,478	(44,980)
Cash dividends paid	(3,592)	(885)
Proceeds and tax benefit from stock options exercised	1,980	0
Purchase of treasury stock	(10,858)	(13,066)
Net change in overnight FHLB borrowings	(703)	(943)
Proceeds from FHLB borrowings	0	325,333
Repayment of FHLB borrowings	(4,000)	(367,610)

Net cash from (used in) financing activities	45,063	(100,989)

Net change in cash and cash equivalents	16,267	9,651

Cash and cash equivalents at beginning of year	29,549	13,421

Cash and cash equivalents, end of period	$45,816	$23,072

Supplemental cash flow information:
Cash payments of interest expense	$32,353	$23,079
Cash payments of income taxes	2,873	260

Supplemental noncash disclosures:
Acquisition of FFY Financial Corp. through issuance of common stock	$0	$68,341
Loans securitized	0	192,024

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

Principles of Consolidation:

The interim consolidated financial statements of the Company include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries First Place Bank (the Bank) and First Place Holdings, Inc. The consolidated financial statements also include the accounts of First Place Insurance Agency, Ltd., the insurance affiliate of First Place Holdings, Inc. On December 28, 2001, First Place Holdings, Inc. purchased an additional interest in its real estate affiliate, Coldwell Banker First Place Real Estate, Ltd. As a result, the consolidated financial statements also include the accounts of Coldwell Banker First Place Real Estate, Ltd. since that date. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2001 Annual Report to Stockholders incorporated by reference into First Place Financial Corp.’s 2001 Annual Report on Form 10-K. The interim consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Treasury Share Repurchases:

Treasury shares are purchased in open market transactions and recorded at cost.

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the assets’ useful lives, as follows: land improvements – 5 years; buildings and improvements – 20 years; furniture and equipment – 2 to 10 years; leasehold improvements – 5 to 10 years.

Intangibles:

Purchased intangibles, primarily goodwill and core deposit intangibles, are recorded at cost. Goodwill is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Prior to the Company’s adoption of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” on July 1, 2001, goodwill was amortized over its estimated useful life of 20 years; see Effect of Recent Accounting Standards. Core deposit intangibles are amortized over their estimated useful life of 7 to 8 years. The purchase premium or discount for the fair value adjustment of assets acquired and liabilities assumed is amortized over the estimated life of the asset acquired or liability assumed.

Securitizations:

The Company may, from time to time, sell mortgage loans through securitization. Securitized loans are removed from the balance sheet and net gain or loss is recorded when the net sales proceeds and residual interest differ from the loan’s allocated carrying amount. In some cases, the Company retains a residual interest in securitized loans which may take the form of a servicing asset and/or a security. In these cases, the carrying amount of the assets sold is allocated between the retained interests and the assets sold based on their relative fair values at the date of transfer. Fair value is based on market quotes or on the present value of estimated cash flows, using a discount rate considered commensurate with the risks associated with the cash flows and the dates that the Company expects to receive the cash flows. Cash flows are estimated using the Public Securities Association’s (PSA) standard prepayment model.

Acquisitions
(Dollars in thousands)

On December 22, 2000, the Company completed the merger of equals transaction with FFY Financial Corp. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at that date.

At December 22, 2000

Cash and cash equivalents	$4,431
Securities available for sale	156,278
Loans held for sale	21,544
Net loans	470,986
Premises and equipment, net	9,814
Core deposit intangibles	4,388
Goodwill	2,145
Other assets	12,178

Total assets acquired	681,764

Deposits	432,294
Securities sold under agreement to repurchase	58,856
Federal Home Loan Bank advances	115,910
Other liabilities	6,363

Total liabilities assumed	613,423

Net assets acquired	$68,341

On May 12, 2000, the Company acquired The Ravenna Savings Bank. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at that date.

At May 12, 2000

Securities available for sale	$33,507
Net loans	150,497
Premises and equipment, net	4,024
Core deposit intangibles	2,972
Goodwill	13,199
Other assets	9,770

Total assets acquired	213,969

Deposits	121,294
Federal Home Loan Bank advances	66,174
Other liabilities	2,610

Total liabilities assumed	190,078

Net assets acquired	$23,891

Acquired Intangible Assets	As of December 31, 2001
(Dollars in thousands)	Gross Carrying	Accumulated
	Amount	Amortization

Amortized intangible assets:
Core deposit intangibles	$7,360	$1,082
Other	20	11
Total	$7,380	$1,093

	Three months ended	Six months ended
	December 31, 2001	December 31, 2001

Aggregate amortization expense	$244	$488

Estimated amortization expense:
Remainder of fiscal year ending June 30, 2002	$489
For the year ending June 30, 2003	976
June 30, 2004	970
June 30, 2005	970
June 30, 2006	970
June 30, 2007	970

Goodwill (Dollars in thousands)

The change in the carrying amount of goodwill for the six months ended December 31, 2001 is as follows:

Balance as of June 30, 2001	$14,420
Goodwill acquired during the period	305
Balance as of December 31, 2001	$14,725

On December 28, 2001, First Place Holdings, Inc., a wholly owned subsidiary of the Company, purchased an additional 1/3 interest in Coldwell Banker First Place Real Estate, Ltd. for $300,000.

Earnings per Share
(Dollars in thousands, except per share data)

The computation of basic and diluted earnings (loss) per share is shown in the following table.

	Three months ended		Six months ended
	December 31,		December 31,

	2001	2000	2001	2000

Basic earnings (loss) per share computation:
Numerator - Net income (loss)	$4,780	$(3,075)	$9,543	$(1,181)

Denominator - Weighted average common shares outstanding	14,859,005	10,087,047	15,014,531	10,071,800
Less: Average unearned ESOP shares	(722,099)	(781,320)	(729,529)	(788,749)
Less: Average unearned RRP shares	(237,404)	(313,458)	(245,366)	(332,906)

Average shares	13,899,502	8,992,269	14,039,636	8,950,145

Basic earnings (loss) per share	$0.34	$(0.34)	$0.68	$(0.13)

Diluted earnings (loss) per share computation:
Numerator - Net income (loss)	$4,780	$(3,075)	$9,543	$(1,181)

Denominator - Weighted average common shares
outstanding for basic earnings (loss) per share	13,899,502	8,992,269	14,039,636	8,950,145
Dilutive effect of stock options	351,489	13,520	302,184	13,520
Dilutive effect of RRP shares	14,236	0	11,118	0

Weighted average common shares
and common stock equivalents	14,265,227	9,005,789	14,352,938	8,963,665

Diluted earnings (loss) per share	$0.34	$(0.34)	$0.66	$(0.13)

Stock options for 21,381 and 1,698,104 shares of common stock were not considered in computing diluted earnings (loss) per share for the quarters ended December 31, 2001 and 2000, respectively, because they were antidilutive. Stock options for 21,381 and 1,352,852 shares of common stock were not considered in computing diluted earnings (loss) per share for the six months ended December 31, 2001 and 2000, respectively, because they were antidilutive.

Reclassifications

Certain amounts in the prior period consolidated financial statements have been reclassified to conform with the current period’s presentation.

Effect of Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations.” SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company’s financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this statement on July 1, 2001, and it has resulted in a reduction of amortization expense of $192,000 and $384,000 for the three and six months ended December 31, 2001. Net income and earnings (loss) per share for the three and six months ended December 31, 2001 and 2000, excluding amortization of goodwill is as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
(Dollars in thousands, except per share data)	2001	2000	2001	2000

Reported net income (loss)	$4,780	$(3,075)	$9,543	$(1,181)
Add back: Goodwill amortization		107		215

Adjusted net income (loss)	$4,780	$(2,968)	$9,543	$(966)

Basic earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.34)	$0.68	$(0.13)
Goodwill amortization		0.01		0.02

Adjusted net income (loss)	$0.34	$(0.33)	$0.68	$(0.11)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.34	$(0.34)	$0.66	$(0.13)
Goodwill amortization		0.01		0.02

Adjusted net income (loss)	$0.34	$(0.33)	$0.66	$(0.11)

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations at and for the three and six months ended December 31, 2001.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including, but not limited to, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above and other factors could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General. Assets totaled $1,658.8 million at December 31, 2001, an increase of $67.5 million, or 4.2% from $1,591.3 million at June 30, 2001. The increase in assets was primarily due to growth in short-term cash investments (cash and cash equivalents and federal funds sold) funded by growth in deposits. Liabilities totaled $1,468.4 million at December 31, 2001, an increase of $71.2 million, or 5.1% from $1,397.2 million at June 30, 2001 primarily due to deposit growth. The discussion below provides greater detail regarding significant changes in balance sheet items.

Federal Funds Sold. Federal funds sold totaled $57.9 million at December 31, 2001, an increase of $36.4 million from $21.5 million at June 30, 2001 primarily due to cash provided by $56.5 million growth in deposits. These funds are available for general corporate purposes and will be invested in accordance with the Company’s investment policies and asset/liability management objectives.

Securities. Securities available for sale increased by $12.7 million, or 2.9% during the six-month period ended December 31, 2001 and totaled $448.0 million compared to $435.3 million at June 30, 2001. The increase was primarily due to increased investments in treasury and agency securities and mutual funds.

Loans Held for Sale. Loans held for sale totaled $63.0 million at December 31, 2001, an increase of $48.7 million from $14.3 million at June 30, 2001 primarily due to increased long-term fixed-rate mortgage production resulting from the historically low market interest rate environment that existed during much of the period. As part of its interest rate risk management strategy, the Company generally originates long-term fixed-rate mortgage loans for sale instead of holding them in its portfolio.

Loans. Net loans receivable totaled $959.5 million at December 31, 2001, a decline of $37.1 million, or 3.7% from $996.6 million at June 30, 2001. Mortgage loans totaled $663.8 million at December 30, 2001, a decline of $27.0 million, or 3.9% from $690.8 million at June 30, 2001 due to refinancing activity in the low market interest rate environment that existed during the period and the Company’s continued strategy to originate long-term fixed-rate mortgage loans for sale instead of holding them in its portfolio. Real estate construction loans totaled $55.1 million at December 31, 2001, an increase of $5.8 million, or 11.8% from $49.3 million at June 30, 2001 due to increased demand for these loans during the low market interest rate environment. Commercial loans totaled $84.9 million at December 31, 2001, down $6.7 million, or 7.3% from $91.6 million at June 30, 2001 due to principal repayments. Consumer loans totaled $168.7 million at December 31, 2001, a decline of $8.9 million, or 5.0% from $177.6 million at June 30, 2001 due to a decline in auto loan balances. The Company’s auto loan originations were negatively impacted by the 0% financing deals offered by the auto industry during the quarter ended December 31, 2001.

Deposits. Deposits increased $56.5 million, or 5.5% and totaled $1,075.3 million at December 31, 2001 compared to $1,018.8 million at June 30, 2001. Growth in money market accounts of $32.7 million and certificates of $16.0 million accounted for the majority of the increase due to the competitive pricing of these products within our market. Due to the strong liquidity position of the Company and low yields available on investments, the Company currently anticipates becoming more conservative in the future with the pricing of these products relative to the market competition and that strategy may result in a slower rate of growth.

Repurchase Agreements. Repurchase agreements increased $5.2 million, or 5.7% and totaled $96.3 million at December 31, 2001 compared to $91.1 million at June 30, 2001. The increase was due to growth in commercial treasury management accounts.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances declined $4.8 million or 1.8% and totaled $258.7 million at December 31, 2001 compared to $263.5 million at June 30, 2001 due to regular principal payments on amortizing advances.

Stockholders’ Equity. Total stockholders’ equity decreased $3.6 million, or 1.9% and totaled $190.4 million at December 31, 2001 compared to $194.0 million at June 30, 2001. The decrease was principally due to $10.9 million in stock repurchases and dividends of $3.6 million paid to stockholders. Management utilizes stock repurchases as a component of its strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on stockholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. The Company’s shares are also acquired for reissuance in connection with the stock option plan. The decline in equity caused by stock repurchases and dividends was partially offset by $9.5 million in net income and $1.9 million in stock options exercised during the six-month period ended December 31, 2001. At December 31, 2001, the ratio of equity to total assets was 11.48% compared to 12.19% at June 30, 2001.

Results of Operations
Comparison of the Three and Six Months Ended December 31, 2001 and 2000

General. Net income for the quarter ended December 31, 2001 totaled $4.8 million, or $.34 per diluted share compared to a net loss of $3.1 million, or a loss of $.34 per diluted share for the quarter ended December 31, 2000. The prior year quarter net loss included $6.5 million in pre-tax merger and restructuring charges related to the merger with FFY Financial Corp., which was completed in December 2000. Net income for the quarter ended December 31, 2000, excluding merger and restructuring costs, totaled $1.2 million, or $.13 per diluted share. See Noninterest Income and Noninterest Expense for a description of merger and restructuring charges.

Net income for the six months ended December 31, 2001 totaled $9.5 million, or $.66 per diluted share compared to a net loss of $1.2 million, or a loss of $.13 per diluted share for the six months ended December 31, 2000. As mentioned above, the prior year period included $6.5 million in pre-tax merger and restructuring charges related to the merger with FFY. Net income for the six-month period ended December 31, 2000, excluding merger and restructuring costs, totaled $3.1 million, or $.35 per diluted share.

Interest Income. Interest income increased $7.1 million and totaled $27.1 million for the quarter ended December 31, 2001 compared to $20.0 million for the prior year quarter ended December 31, 2000. Interest income on loans totaled $20.4 million for the quarter ended December 31, 2001 compared to $15.6 million for the quarter ended December 31, 2000, an increase of $4.8 million due primarily to higher average balances outstanding as a result of the FFY merger. Interest income on securities was $6.8 million for the quarter ended December 31, 2001 compared to $4.4 million for the prior year quarter ended December 31, 2000, an increase of $2.4 million due primarily to higher average balances outstanding as a result of the FFY merger.

Interest income for the six months ended December 31, 2001 totaled $55.0 million, an increase of $16.0 million from $39.0 million for the six months ended December 31, 2000. Interest income on loans totaled $41.4 million for the six months ended December 31, 2001 compared to $30.0 million for the six months ended December 31, 2000, an increase of $11.4 million. Interest income on securities increased $4.6 million and totaled $13.6 million for the six months ended December 31, 2001 compared to $9.0 million for the same period from the prior year. The increase in interest income on loans and securities was primarily due to higher average balances resulting from the merger with FFY.

Interest Expense. Interest expense increased $2.5 million and totaled $15.7 million for the quarter ended December 31, 2001 compared to $13.2 million for the prior year quarter ended December 31, 2000. The increase in interest expense was primarily due to a $2.3 million increase in interest expense on deposits, which totaled $10.4 million for the quarter ended December 31, 2001 compared to $8.1 million for the prior year quarter. This increase was due to higher average deposit balances outstanding resulting from the merger with FFY, partially offset by lower rates paid.

Interest expense for the six months ended December 31, 2001 was $32.1 million, an increase of $6.5 million from $25.6 million for the prior year six-month period ended December 31, 2000. Interest expense on deposits increased by $6.0 million from $15.5 million for the six months ended December 31, 2000 to $21.5 million for the six months ended December 31, 2001.

Net Interest Income. Net interest income for the quarter ended December 31, 2001 totaled $11.4 million, an increase of $4.5 million, or 67% from $6.9 million for the quarter ended December 31, 2000. The Company’s net interest margin increased 39 basis points, from 2.69% for the quarter ended December 31, 2000 to 3.08% for the quarter ended December 31, 2001, primarily reflecting a declining cost of funds.

Net interest income for the six months ended December 31, 2001 totaled $22.9 million versus $13.4 million for the six months ended December 31, 2000, an increase of $9.5 million. The net interest margin increased 47 basis points to 3.15% for the six months ended December 31, 2001 compared to 2.68% for the six months ended December 31, 2000.

Provision for Loan Losses. The provision for loan losses totaled $660,000 for the quarter ended December 31, 2001 compared to $1.5 million for the quarter ended December 31, 2000, a decrease of $845,000. The decrease in provision expense was primarily the result of higher provisions in the prior year quarter related to loans acquired in the Ravenna Savings Bank merger. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Bank’s loan portfolio to adequately provide for probable loan losses inherent in the portfolio as of the balance sheet date. In December 2001, the Company charged off $1.5 million in delinquent and nonperforming loans. The Company subsequently sold $11.1 million in delinquent 1-4 family mortgage loans, including $4.4 million in nonperforming loans. At December 31, 2001, the allowance for loan losses totaled .91% of gross loans outstanding compared to .97% at June 30, 2001, primarily due to the $1.5 million chargeoff described above. Nonperforming loans totaled $13.7 million at December 31, 2001, a decrease of $700,000 from $14.4 million at June 30, 2001. At December 31, 2001, nonaccrual loans totaled $13.7 million and there were no restructured loans or loans past due greater than 90 days still accruing. At June 30, 2001, nonperforming loans included $14.1 million in nonaccrual loans and $295,000 of restructured loans. There were no loans past due greater than 90 days still accruing at June 30, 2001. The ratio of allowance for loan losses to nonperforming loans totaled 64.4% at December 31, 2001 compared to 67.6% at June 30, 2001.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Costs to carry real estate owned are considered in estimating the amount and timing of cash flows and in assessing the fair value of the underlying collateral on impaired loans. The Company reflects actual costs to carry real estate owned as period costs in operations when incurred. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at December 31, 2001.

Noninterest Income. Noninterest income totaled $3.8 million for the quarter ended December 31, 2001, an increase of $6.8 million from a loss of $3.0 million for the prior year quarter ended December 31, 2000, which included the effect of balance sheet restructuring transactions following the FFY merger. During the quarter ended December 31, 2000, the Company restructured its balance sheet to provide additional liquidity and to reduce the interest rate risk directly resulting from the merger with FFY. The Company securitized $192.0 million in primarily 1-4 family mortgage loans and sold $149.4 million of the securities. In addition, $50.1 million in mortgage-backed and related securities were sold. The transactions resulted in a pre-tax loss of $4.1 million. The remaining increase in noninterest income during the quarter ended December 31, 2001 was due primarily to increased gains on sale of loans and service charges.

Gains on sale of loans totaled $2.2 million for the quarter ended December 31, 2001, an increase of $4.4 million from a loss on sale of loans of $2.2 million for the quarter ended December 31, 2000. The increase was primarily due to the effect of the restructuring transactions described above, which generated a $2.7 million loss on sale of loans in the prior year quarter. Other factors were an increase in loan production during the current year quarter due to the FFY merger, 3 new loan production offices opened in the Cleveland and Dayton markets in June 2001 and refinancing activity associated with the historically low market interest rate environment that existed during the quarter.

Service charge income totaled $1.1 million for the quarter ended December 31 2001, an increase of $498,000 from $579,000 for the prior year quarter due to a larger customer base as a result of the FFY merger.

Noninterest income totaled $7.8 million for the six months ended December 31, 2001, an increase of $9.7 million from a loss of $1.9 million for the six months ended December 31, 2000, which included the effect of balance sheet restructuring transactions, as described above. The remaining increase in noninterest income during the current year period was primarily due to increased gains on sale of loans and securities and service charges.

Gains on sale of loans totaled $4.0 million for the six months ended December 31, 2001, an increase of $6.0 million from a loss on sale of loans of $2.0 million for the six months ended December 31, 2000 primarily due to the effect of the restructuring transactions in the prior year period and increased loan production in the current year period, as described above.

Gains on sale of securities totaled $941,000 for the six months ended December 31, 2001, an increase of $2.3 million from a loss of $1.4 million for the six months ended December 31, 2000 primarily due to the effect of the restructuring transactions described above, which resulted in a loss on sale of securities of $1.4 million in the prior year period. The current year period gains on sale of securities included $926,000 gains on the sale of $51.1 million in long-term fixed-rate securities sold to reduce the overall duration of the securities portfolio and improve the Company’s interest rate risk profile.

Service charge income totaled $2.1 million for the six months ended December 31, 2001, an increase of $1.0 million from $1.1 million for the prior year quarter due to a larger customer base as a result of the FFY merger.

Noninterest Expense. Noninterest expense totaled $7.3 million for the quarter ended December 31, 2001, a decrease of $300,000 from $7.6 million for the prior year quarter ended December 31, 2000, which included $1.7 million in merger, integration, and restructuring costs associated with the FFY merger. Merger, integration and restructuring costs included $221,000 in severance expense associated with integrating back office operations and elimination of duplicate positions as a result of the merger with FFY. At December 31, 2000, 25 employees had been identified which were to be terminated in accordance with the severance program. The aggregate salary and benefits of these individuals totaled approximately $900,000. Merger, integration and restructuring costs also included $821,000 related to the elimination of duplicate computer systems and $625,000 in additional one-time costs related to the FFY merger. The offsetting increase in noninterest expense during the quarter ended December 31, 2001 was due primarily to the increase in the size of the organization resulting from the FFY merger and the increase in the Company’s loan production capabilities with the 3 loan production offices that opened in June 2001.

Noninterest expense for the six months ended December 31, 2001 totaled $15.2 million, an increase of $3.0 million from $12.2 million for the six months ended December 31, 2000, which included $1.7 million in merger, integration, and restructuring costs associated with the FFY merger, described above. For the six-month period ended December 31, 2001, salaries and benefits increased $2.0 million, occupancy and equipment expenses increased $1.4 million, and other expenses, primarily operational expenses such as phone, postage, security, supplies, etc., increased $1.7 million from the prior year six-month period ended December 31, 2000, primarily due to the increase in the size of the organization resulting from the FFY merger.

Income Taxes. Income tax expense totaled $2.6 million for the quarter ended December 31, 2001, an increase of $4.8 million compared to a net income tax benefit of $2.2 million for the prior year quarter ended December 31, 2000. The increase was due to net income in the current quarter compared to a net loss for the prior year quarter. As described above, the quarter ended December 31, 2000 included $6.5 million in pretax merger and restructuring costs, which contributed significantly to the net loss for the quarter.

For the six-month period ended December 31, 2001 income tax expense was $4.7 million, and increase of $6.1 million over the net income tax benefit for the six-month period ended December 31, 2000 of $1.4 million.

Liquidity and Cash Flows

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company’s principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings, repurchase agreements and operations.

The Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, First Place Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the six months ended December 31, 2001, the Bank’s loan portfolio provided $23.0 million in cash due to repayments, while proceeds from the securities portfolio provided $125.7 million. For the six-month period ended December 31, 2000, the growth in the loan portfolio used $46.5 million and the securities portfolio provided $211.8 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates. During the six-month period ended December 31, 2001, the Bank invested $136.5 million in securities due to a net surplus of funds that became available during the period.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the six months ended December 31, 2001, growth in deposit accounts provided $56.6 million, repurchase agreements provided $5.5 million and repayment of borrowings used $4.7 million. The Company also utilized funds of $3.6 million and $10.9 million to pay dividends to stockholders and to buyback common stock in open market transactions, respectively. For the six-month period ended December 31, 2000, deposit account balances provided $1.8 million, repurchase agreement repayments used $45.0 million and net repayments of borrowings used $43.2 million.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At December 31, 2001, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core capital.

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

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk-weightings and other factors.

At December 31, 2001, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company began a program in October 2001 to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale to secondary markets. The Company will, from time to time depending on market interest rates and loan volume, enter into interest rate hedging contracts to limit the exposure to potential movements in market interest rates. These interest rate hedging contracts are limited to $50 million. At December 31, 2001, interest rate hedging contracts outstanding totaled $30.0 million. This was the only material change in information about market risk that was provided in the 2001 Annual Report to Stockholders, which was incorporated by reference into First Place Financial Corp.’s 2001 Annual Report on Form 10-K.

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

Item 2. Changes in Securities and Use of Proceeds – None to be reported.

Item 3. Defaults Upon Senior Securities – None to be reported.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on November 15, 2001. The matters approved by stockholders at the annual meeting and the voting results as to each matter are set forth below.

Election of Directors for a three-year term:
Name	For	Withheld

A. Gary Bitonte, M.D.	12,392,416	524,372
George J. Gentithes	12,302,707	614,081
Earl T. Kissell	12,210,455	706,333
E. Jeffrey Rossi	12,436,954	479,834
William A. Russell	12,445,842	470,946
Robert L. Wagmiller	12,234,112	682,676

Ratification of the Appointment of Crowe, Chizek and Company, LLP, as independent auditors for a one-year term:
For	Against	Abstain

12,803,330	55,274	58,183

Item 5. Other Information – None to be reported.

Item 6. Exhibits and Reports on Form 8-K – None to be reported.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: February 14, 2002	/s/ Steven R. Lewis	/s/ Therese Ann Liutkus
	Steven R. Lewis, President and CEO	Therese Ann Liutkus, CFO