Form 10-Q
period 2002-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2002-05-15
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

14,208,716 common shares as of April 30, 2002

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2002	June 30, 2001
	(Unaudited)
	(Dollars in thousands, except per share data)
ASSETS:
Cash and cash equivalents	$37,828	$29,549
Federal funds sold	78,704	21,521
Securities available for sale	513,940	435,348
Loans held for sale	22,156	14,259
Loans:
Total loans	927,575	1,006,343
Less allowance for loan losses	(9,426)	(9,757)

Net loans	918,149	996,586
Premises and equipment, net	21,219	20,088
Accrued interest receivable	9,693	9,274
Intangibles	6,043	6,776
Goodwill	14,725	14,420
Other assets	25,850	43,430

TOTAL ASSETS	$1,648,307	$1,591,251

LIABILITIES:
Deposits	$1,095,453	$1,018,829
Securities sold under agreement to repurchase	96,244	91,064
Federal Home Loan Bank advances	252,823	263,528
Advances by borrowers for taxes and insurance	2,818	4,784
Accrued interest payable	4,780	3,475
Other liabilities	11,068	15,535

TOTAL LIABILITIES	1,463,186	1,397,215

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value:
Authorized 3,000,000 shares, none outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized 18,128,272 shares issued at March 31, 2002 and June 30, 2001	181	181
Additional paid in capital	177,188	177,396
Retained earnings, substantially restricted	72,162	64,505
Unearned recognition and retention plan shares	(2,799)	(3,429)
Unearned employee stock ownership plan shares	(6,974)	(7,420)
Treasury stock, at cost, 3,840,756 shares at March 31, 2002 and 2,948,804 shares at June 30, 2001	(49,014)	(34,040)
Accumulated other comprehensive loss	(5,623)	(3,157)

TOTAL STOCKHOLDERS’ EQUITY	185,121	194,036

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,648,307	$1,591,251

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(Dollars in thousands, except per share date)
INTEREST INCOME
Loans	$19,330	$22,322	$60,746	$52,363
Securities	3,371	2,859	9,058	5,137
Mortgage-backed and related securities	3,034	4,909	10,977	11,601

TOTAL INTEREST INCOME	25,735	30,090	80,781	69,101

INTEREST EXPENSE
Deposits	9,629	11,732	31,087	27,265
Borrowed funds	3,943	4,256	11,979	12,430
Repurchase agreements	1,259	1,317	3,876	3,241

TOTAL INTEREST EXPENSE	14,831	17,305	46,942	42,936
NET INTEREST INCOME	10,904	12,785	33,839	26,165
PROVISION FOR LOAN LOSSES	1,010	658	2,330	2,463

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,894	12,127	31,509	23,702

NONINTEREST INCOME
Service charges	1,160	770	3,267	1,898
Security gains (losses), net	412	280	1,353	(1,121)
Gain (loss) on sale of loans	1,770	608	5,783	(1,357)
Other	361	773	1,145	1,125

TOTAL NONINTEREST INCOME	3,703	2,431	11,548	545

NONINTEREST EXPENSE
Salaries and benefits	4,496	4,262	11,776	9,497
Occupancy and equipment	1,323	1,238	3,983	2,518
Merger, integration and restructuring expense	0	1,563	0	3,230
Franchise taxes	409	345	978	1,194
Intangible amortization	248	358	736	1,002
Other	2,208	1,653	6,416	4,199

TOTAL NONINTEREST EXPENSE	8,684	9,419	23,889	21,640
INCOME BEFORE INCOME TAX AND MINORITY INTEREST	4,913	5,139	19,168	2,607

INCOME TAX AND MINORITY INTEREST
Provision for income tax	1,495	1,585	6,207	234
Minority interest in loss of consolidated subsidiary	(17)	0	(17)	0

NET INCOME	$3,435	$3,554	$12,978	$2,373

Basic earnings per share	$0.25	$0.24	$0.94	$0.22

Diluted earnings per share	$0.25	$0.24	$0.91	$0.22

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Balance at beginning of period	$190,421	$203,624	$194,036	$147,975
Comprehensive income:
Net income (loss)	3,435	3,554	12,978	2,373
Change in unrealized gain (loss) on swaps, net of tax	1,897	(1,966)	131	(5,630)
Change in unrealized gain (loss) on securities available for sale, net of tax	(2,821)	2,412	(2,597)	7,960

Comprehensive income	2,511	4,000	10,512	4,703
Cash dividends declared	(1,729)	(1,950)	(5,321)	(2,835)
Issuance of 6,887,022 shares of common stock for merger	0	0	0	68,340
Commitment to release ESOP shares	149	148	446	444
Acquisition of FFY recognition and retention plan	0	0	0	(2)
Commitment to release recognition and retention plan shares	210	229	630	1,120
Difference between average fair value per share and cost per share on ESOP shares committed to be released	100	26	228	57
Stock options exercised	222	597	2,122	597
Tax benefit related to exercise of stock options	380	0	469	0
Treasury stock purchased	(7,143)	(12,297)	(18,001)	(26,022)

Balance at end of period	$185,121	$194,377	$185,121	$194,377

Cash dividends per share	$0.125	$0.125	$0.375	$0.225

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaduited)

	Nine months ended March 31,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net cash from operating activities	$59,725	$7,215

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	77,720	239,124
Proceeds from maturities, calls and principal paydowns	92,845	50,621
Purchases	(250,669)	(59,105)
Net change in federal funds sold	(57,183)	(32,668)
Purchase of Federal Home Loan Bank stock	0	(1,773)
Net cash received in acquisition	0	4,431
Net change in loans	38,175	(23,860)
Purchase of premises and equipment	(1,119)	(1,262)
Investment in Coldwell Banker First Place Real Estate, Ltd.	(300)	0

Net cash from (used in) investing activities	(100,531)	175,508

Cash flows from financing activities:
Net change in deposits	76,750	(5,722)
Net change in advances by borrowers for taxes and insurance	(1,966)	(2,672)
Net change in repurchase agreements	5,557	(44,284)
Cash dividends paid	(5,321)	(2,835)
Proceeds and tax benefit from stock options exercised	2,582	597
Purchase of treasury stock	(18,001)	(25,363)
Net change in overnight FHLB borrowings	(916)	(1,425)
Proceeds from FHLB borrowings	0	475,593
Repayment of FHLB borrowings	(9,600)	(555,649)

Net cash from (used in) financing activities	49,085	(161,760)

Net change in cash and cash equivalents	8,279	20,963
Cash and cash equivalents at beginning of year	29,549	13,421

Cash and cash equivalents, end of period	$37,828	$34,384

Supplemental cash flow information:
Cash payments of interest expense	$45,637	$38,402
Cash payments of income taxes	4,051	260

Supplemental noncash disclosures:
Acquisition of FFY Financial Corp. through issuance of common	0	68,341
Loans securitized	7,290	192,024

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

Premises and Equipment:

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the assets’ useful lives, as follows: land improvements—5 years; buildings and improvements—20 years; furniture and equipment—2 to 10 years; leasehold improvements—5 to 10 years.

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

FIRST PLACE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions
(Dollars in thousands)

On December 22, 2000, the Company completed the merger of equals transaction with FFY Financial Corp. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at that date.

At December 22, 2000
Cash and cash equivalents	$4,431
Securities available for sale	156,278
Loans held for sale	21,544
Net loans	470,986
Premises and equipment, net	9,814
Core deposit intangibles	4,388
Goodwill	2,145
Other assets	12,178

Total assets acquired	681,764
Deposits	432,294
Securities sold under agreement to repurchase	58,856
Federal Home Loan Bank advances	115,910
Other liabilities	6,364

Total liabilities assumed	613,424

Net assets acquired	$68,340

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

FIRST PLACE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired Intangible Assets
(Dollars in thousands)
	As of March 31, 2002
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$7,360	$1,325
Other	20	12

Total	$7,380	$1,337

	Three months ended March 31, 2002	Nine months ended March 31, 2002
Aggregate amortization expense	$244	$732

Estimated amortization expense:
Remainder of fiscal year ending June 30, 2002	$245
For the year ending June 30, 2003	976
June 30, 2004	970
June 30, 2005	970
June 30, 2006	970
June 30, 2007	970

Goodwill

(Dollars in thousands)

The change in the carrying amount of goodwill for the nine months ended March 31, 2002 is as follows:

Balance as of June 30, 2001	$14,420
Goodwill acquired during the period	305

Balance as of March 31, 2002	$14,725

On December 28, 2001, First Place Holdings, Inc., a wholly owned subsidiary of the Company, purchased an additional 1/3 interest in Coldwell Banker First Place Real Estate, Ltd. for $300,000.

FIRST PLACE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings per Share
(Dollars in thousands, except per share data)

The computation of basic and diluted earnings per share is shown in the following table.

	Three months ended March 31,		Nine months ended March 31,
	2002	2001	2002	2001
Basic earnings per share computation:
Numerator—Net income	$3,435	$3,554	$12,978	$2,373

Denominator—Weighted average common shares outstanding	14,456,061	15,971,913	14,831,091	12,009,462
Less: Average unearned ESOP shares	(707,142)	(766,512)	(722,175)	(781,337)
Less: Average unearned RRP shares	(221,603)	(286,981)	(237,560)	(317,598)

Average shares	13,527,316	14,918,420	13,871,356	10,910,527

Basic earnings per share	$0.25	$0.24	$0.94	$0.22

Diluted earnings per share computation:
Numerator—Net income	$3,435	$3,554	$12,978	$2,373

Denominator—Weighted average common shares outstanding for basic earnings per share	13,527,316	14,918,420	13,871,356	10,910,527
Dilutive effect of stock options	392,879	201,369	356,351	71,630
Dilutive effect of RRP shares	19,247	0	13,827	0

Weighted average common shares and common stock equivalents	13,939,442	15,119,789	14,241,534	10,982,157

Diluted earnings per share	$0.25	$0.24	$0.91	$0.22

Stock options for 21,381 and 1,510,075 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2002 and 2001, respectively, because they were antidilutive. Stock options for 21,381 and 1,072,143 shares of common stock were not considered in computing diluted earnings per share for the nine months ended March 31, 2002 and 2001, respectively, because they were antidulutive.

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

        Also in June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations is no longer amortized, but rather is assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. The Company adopted this statement on July 1, 2001, and it has resulted in an elimination of amortization expense that otherwise would have been recorded of $192,000 and $576,000 for the three and nine months ended March 31, 2002. Net income and earnings per share for the three and nine months ended March 31, 2002 and 2001, excluding amortization of goodwill is as follows:

FIRST PLACE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the three months ended March 31,		For the nine months ended March 31,
	2002	2001	2002	2001
	(Dollars in thousands, except per share data)
Reported net income	$3,435	$3,554	$12,978	$2,373
Add back: Goodwill amortization		125		339

Adjusted net income	$3,435	$3,679	$12,978	$2,712

Basic earnings per share:
Reported net income	$0.25	$0.24	$0.94	$0.22
Goodwill amortization		0.01		0.03

Adjusted net income	$0.25	$0.25	$0.94	$0.25

Diluted earnings per share:
Reported net income	$0.25	$0.24	$0.91	$0.22
Goodwill amortization		0.01		0.03

Adjusted net income	$0.25	$0.25	$0.91	$0.25

Item 2.     Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations at and for the three and nine months ended March 31, 2002.

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

Financial Condition

General.    Assets totaled $1,648.3 million at March 31, 2002, an increase of $57.1 million, or 3.6% from $1,591.3 million at June 30, 2001. The increase in assets was primarily due to growth in securities available for sale and short-term cash investments (cash and cash equivalents and federal funds sold) funded by growth in deposits. Liabilities totaled $1,463.2 million at March 31, 2002, an increase of $66.0 million, or 4.7% from $1,397.2 million at June 30, 2001 primarily due to deposit growth. The discussion below provides greater detail regarding significant changes in balance sheet items.

        Federal Funds Sold.    Federal funds sold totaled $78.7 million at March 31, 2002, an increase of $57.2 million from $21.5 million at June 30, 2001 primarily due to cash provided by $76.6 million growth in deposits. These funds are available for general corporate purposes and will be invested in accordance with the Company’s investment policies and asset/liability management objectives. The Company invests in Federal funds sold generally on a short term basis while examining alternative investments that are consistent with the Company’s investment policies and asset/liability management objectives. These alternative investments generally have a higher yield and require a commitment to a longer term.

FIRST PLACE FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities.    Securities available for sale increased by $78.6 million, or 18.1% during the period ended March 31, 2002 and totaled $513.9 million compared to $435.3 million at June 30, 2001. The increase was primarily due to increased investments in treasury and agency securities and mutual funds, partially offset by principal repayments on mortgage backed securities.

Loans Held for Sale.    Loans held for sale totaled $22.2 million at March 31, 2002, an increase of $7.9 million from $14.3 million at June 30, 2001 primarily due to increased long-term fixed-rate mortgage production resulting from the historically low market interest rate environment that existed during much of the period. As part of its interest rate risk management strategy, the Company generally originates long-term fixed-rate mortgage loans for sale instead of holding them in its portfolio.

Loans.    Net loans receivable totaled $918.2 million at March 31, 2002, a decline of $78.4 million, or 7.9% from $996.6 million at June 30, 2001. Mortgage loans totaled $627.2 million at March 31, 2002, a decline of $63.6 million, or 9.2% from $690.8 million at June 30, 2001 due to refinancing activity in the low market interest rate environment that existed during the period and the Company’s continued strategy to originate long-term fixed-rate mortgage loans for sale instead of holding them in its portfolio. Real estate construction loans totaled $51.9 million at March 31, 2002, an increase of $2.6 million, or 5.3% from $49.3 million at June 30, 2001 due to increased demand for these loans during the low market interest rate environment. Commercial loans totaled $88.4 million at March 31, 2002, down $3.2 million, or 3.5% from $91.6 million at June 30, 2001 due to principal repayments. Consumer loans totaled $161.9 million at March 31, 2002, a decline of $15.7 million, or 8.8% from $177.6 million at June 30, 2001 due to a decline in auto loan balances. The Company’s auto loan originations were negatively impacted by the 0% financing incentives and cash-back rebates offered by the auto industry during the nine-month period ended March 31, 2002.

Deposits.    Deposits increased $76.6 million or 7.5% and totaled $1,095.5 million at March 31, 2002 compared to $1,018.8 million at June 30, 2001. Growth in money market accounts of $70.9 million and checking accounts of $9.9 million accounted for the majority of the increase due to the competitive pricing of these products within our market. Due to the strong liquidity position of the Company and low yields available on investments, the Company currently anticipates becoming more conservative in the future with the pricing of these products relative to the market competition and that strategy may result in a slower rate of growth.

Repurchase Agreements.    Repurchase agreements increased $5.1 million, or 5.6% and totaled $96.2 million at March 31, 2002 compared to $91.1 million at June 30, 2001. The increase was due to growth in commercial treasury management accounts.

Federal Home Loan Bank Advances.    Federal Home Loan Bank advances declined $10.7 million or 4.1% and totaled $252.8 million at March 31, 2002 compared to $263.5 million at June 30, 2001 due to maturities and regular principal payments on advances.

Stockholders’ Equity.    Total stockholders’ equity decreased $8.9 million, or 4.6% and totaled $185.1 million at March 31, 2002 compared to $194.0 million at June 30, 2001. The decrease was principally due to $18.0 million in stock repurchases and dividends of $5.3 million paid to stockholders. Management utilizes stock repurchases as a component of its strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on stockholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. The Company’s shares are also acquired for reissuance in connection with the stock option plan. The decline in equity caused by stock repurchases and dividends was partially offset by $13.0 million in net income and $2.1 million in stock options exercised during the nine-month period ended March 31, 2002. At March 31, 2002, the ratio of equity to total assets was 11.23% compared to 12.19% at June 30, 2001.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2002 and 2001

General.    Net income for the quarter ended March 31, 2002 totaled $3.4 million, or $.25 per diluted share compared to net income of $3.6 million, or $.24 per diluted share for the quarter ended March 31, 2001. The prior year quarter included $1.6 million in pre-tax merger costs primarily related to a voluntary separation incentive program, information systems conversion and marketing associated with the Company’s merger with FFY Financial Corp., which was completed in December 2000. Net income for the quarter ended March 31, 2001, excluding merger costs, totaled $4.6 million, or $.30 per diluted share.

Net income for the nine months ended March 31, 2002 totaled $13.0 million, or $.91 per diluted share compared to net income of $2.4 million, or $.22 per diluted share for the nine months ended March 31, 2001. The prior year period included pre-tax merger and restructuring charges related to the merger with FFY of $8.1 million. Net income for the nine-month period ended March 31, 2001, excluding merger and restructuring costs, totaled $7.7 million, or $.70 per diluted share. See Noninterest Income and Noninterest Expense for a description of merger and restructuring charges.

        Interest Income.    Interest income for the three months ended March 31, 2002 totaled $25.7 million, a decrease of $4.4 million from $30.1 million for the prior year quarter ended March 31, 2001. Interest income on loans totaled $19.3 million for the quarter ended March 31, 2002, compared to $22.3 million for the prior year quarter ended March 31, 2001, a decrease of $3.0 million. The decrease in interest income on loans was due to a 78 basis point decline in average yield, from 8.53% during the quarter ended March 31, 2002, and a $49.1 million decline in average balances, from $1,046.5 million during the quarter ended March 31, 2001 to $997.4 million during the quarter ended March 31, 2002, as the Company continued its strategy to sell fixed-rate loan production rather than retain the loans in its portfolio. Interest income on securities totaled $6.4 million for the quarter ended March 31, 2002 compared to $7.8 million for the prior year quarter ended March 31, 2001, a decrease of $1.4 million. The decline in interest income on securities was due to a 256 basis point decline in average yield on the portfolio from 7.36% during the quarter ended March 31, 2001 to 4.80% during the quarter ended March 31, 2002 reflecting the lower market interest rate environment during the current year and the Company’s strategy to increase liquidity and reduce interest rate risk during this period of low interest rates. The decline in yield was partially offset by a $94.1 million increase in average balances, principally short-term securities and overnight investments, from $460.7 million during the quarter ended March 31, 2001 to $554.8 million during the quarter ended March 31, 2002. The Company anticipates that the results of the Company’s strategy of selling fixed-rate mortgages, increasing liquidity and reducing interest rate risk has put it in a favorable position to take advantage of the steepening yield curve and to enhance future earnings if interest rates should increase, although current earnings were negatively impacted by the decline in interest income.

Interest income for the nine months ended March 31, 2002 totaled $80.8 million, an increase of $11.7 million from $69.1 million for the nine months ended March 31, 2001. Interest income on loans totaled $60.7 million for the nine months ended March 31, 2002 compared to $52.4 million for the nine months ended March 31, 2001, an increase of $8.3 million. The increase in interest income on loans was due to a $158.9 million increase in average balances, from $850.3 million for the nine months ended March 31, 2001 to $1,009.2 million for the nine months ended March 31, 2002, primarily due to loans acquired in the merger with FFY offset by loan repayments and sale of fixed-rate loan production in the current year period, as discussed above. The increase in income from higher average balances was partially offset by an 18 basis point decline in average yield, from 8.21% during the nine months ended March 31, 2001 to 8.03% during the nine months ended March 31, 2002. Interest income on securities increased $3.3 million and totaled $20.0 million for the nine months ended March 31, 2002 compared to $16.7 million for the same period from the prior year. The increase in interest income on securities was primarily due to a $177.1 million increase in average balances, from $333.7 million for the nine months ended March 31, 2001 to $510.8 million for the nine months ended March 31, 2002, due to securities acquired in the merger with FFY and the Company’s strategy to increase liquidity in the current year period, as discussed above.

Interest Expense.    Interest expense decreased $2.5 million and totaled $14.8 million for the quarter ended March 31, 2002 compared to $17.3 million for the prior year quarter ended March 31, 2001. The decrease in interest expense was due primarily to a $2.1 million decrease in interest expense on deposits, which totaled $9.6 million for the quarter ended March 31, 2002 compared to $11.7 million for the prior year quarter. The decrease in interest expense on deposits was primarily due to a 107 basis point decline in average cost of deposits from 4.72% during the quarter ended March 31, 2001 to 3.65% during the quarter ended March 31, 2002 reflecting the lower market interest rate environment during the current year. The decline in cost was partially offset by a $60.1 million increase in average balances from $993.7 million during the quarter ended March 31, 2001 to $1,053.8 million during the quarter ended March 31, 2002.

Interest expense for the nine months ended March 31, 2002 was $46.9 million, an increase of $4.0 million from $42.9 million for the prior year nine-month period ended March 31, 2001. Interest expense on deposits increased by $3.8 million from $27.3 million for the nine months ended March 31, 2001 to $31.1 million for the nine months ended March 31, 2002. The increase in interest expense on deposits was primarily due to a $311.1 million increase in average balances, from $724.3 million during the nine months ended March 31, 2001 to $1,035.4 million during the nine months ended March 31, 2002, resulting from deposits acquired in the merger with FFY and current year deposit growth. The increase in expense from higher average balances was partially offset by a 102 basis point decline in the average cost of deposits from 5.02% for the nine months ended March 31, 2001 to 4.00% for the nine months ended March 31, 2002.

Net Interest Income.    Net interest income for the quarter ended March 31, 2002 totaled $10.9 million, a decrease of $1.9 million, or 14.8% from $12.8 million for the quarter ended March 31, 2001. The Company’s net interest margin declined 71 basis points, from 3.59% for the quarter ended March 31, 2001 to 2.88% for the quarter ended March 31, 2002. The decline in net interest income was primarily due to the Company’s interest rate swap position. The interest rate swaps, which have a notional value of $140 million, were designated as cash flow hedges of certain floating rate FHLB advances. The swap position provided that the company pay a 6.50% fixed rate of interest and receive a variable rate. Interest expense related to the swaps for the quarter ended March 31, 2002 totaled $1.6 million, an increase of $1.4 million from $200,000 for the quarter ended March 31, 2001. The increase in expense associated with the swaps represented 84% of the decline in net interest income for the quarter ended March 31, 2002. At March 31, 2002, the after-tax loss included in stockholders’ equity associated with the swaps totaled $5.1 million.

Net interest income for the nine months ended March 31, 2002 totaled $33.8 million versus $26.2 million for the nine months ended March 31, 2001, an increase of $7.6 million. The increase in net interest income was due primarily to higher average balances resulting from the merger with FFY, which was completed on December 22, 2000. Partially offsetting the favorable impact of the higher average balances was an increase in the net interest expense of the Company’s interest rate swaps. These interest rate swaps, as discussed above, had a net interest expense of $4.0 million for the nine months ended March 31, 2002 versus $90,000 for the nine months ended March 31, 2001. These interest rate swaps were entered into primarily during the six month period ended December 31, 2000, thus the net interest expense of these swaps for the nine month period ended March 31, 2001 was less than the current period.

Provision for Loan Losses.    The provision for loan losses totaled $1.0 million for the quarter ended March 31, 2002 compared to $0.7 million for the quarter ended March 31, 2001, an increase of $0.3 million. The provision for loan losses reflects management’s evaluation of the underlying credit risk of the Bank’s loan portfolio to adequately provide for probable loan losses inherent in the portfolio as of the balance sheet date. At March 31, 2002, the allowance for loan losses totaled 1.02% of gross loans outstanding compared to .97% at June 30, 2001. In December 2001, the Company charged off $1.5 million in delinquent and nonperforming loans and subsequently sold $11.1 million in delinquent 1-4 family mortgage loans, including $4.4 million in nonperforming loans. The sale of these loans provided the Company with the opportunity to deploy the proceeds into stronger performing assets and focus existing staff resources to more effectively manage the remaining loan portfolio. Nonperforming loans totaled $12.2 million at March 31, 2002, a decrease of $2.2 million from $14.4 million at June 30, 2001. At March 31, 2002, nonaccrual loans totaled $12.2 million and there were no restructured loans or loans past due greater than 90 days still accruing. At June 30, 2001, nonperforming loans included $14.1 million in nonaccrual loans and $295,000 of restructured loans. There were no loans past due greater than 90 days still accruing at June 30, 2001. The ratio of allowance for loan losses to nonperforming loans totaled 77.0% at March 31, 2002 compared to 67.6% at June 30, 2001.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Costs to carry real estate owned are considered in estimating the amount and timing of cash flows and in assessing the fair value of the underlying collateral on impaired loans. The Company reflects actual costs to carry real estate owned as period costs in operations when incurred. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at March 31, 2002.

Noninterest Income.    Noninterest income totaled $3.7 million for the quarter ended March 31, 2002, an increase of $1.3 million from $2.4 million for the prior year quarter ended March 31, 2001. Gains from the sale of loans totaled $1.8 million for the quarter ended March 31, 2002, an increase of $1.2 million over the $0.6 million for the prior year quarter ended March 31, 2001. As a component of its strategy to reduce interest rate risk, the Company originates long-term fixed rate loans for sale instead of portfolio. Mortgage loans closed during the quarter ended March 31, 2002 totaled $138.0 million, an increase of $85.8 million, or 164% from $52.2 million during the prior year quarter ended March 31, 2001. Contributing to the increase in loan originations were the 3 new loan production offices opened in the Cleveland and Dayton markets in June 2001 and refinancing activity associated with the historically low market interest rate environment that existed during the quarter.

Service charge income was $1.2 million for the quarter ended March 31, 2002, an increase of $390,000 from $770,000 for the prior year quarter due to growth in the number of customer deposit accounts and increases in service charge rates. Other income was $361,000 for the quarter ended March 31, 2002, a decrease of $412,000 from $773,000 for the prior year quarter ended March 31, 2001 primarily due to a reduction of mortgage servicing income attributable to higher amortization expense of the mortgage servicing asset.

Noninterest income totaled $11.5 million for the nine months ended March 31, 2002, an increase of $11.0 million over $0.5 million for the prior nine months ended March 31, 2001. The prior year included the effect of balance sheet restructuring transactions following the FFY merger. In December 2000, the Company restructured its balance sheet to provide additional liquidity and to reduce the interest rate risk directly resulting from the merger with FFY. The Company securitized $192.0 million in primarily 1-4 family mortgage loans and sold $149.4 million of the securities. In addition, $50.1 million in mortgage-backed and related securities were sold. The transactions resulted in a pre-tax loss of $4.1 million.

Gains on sale of loans totaled $5.8 million for the nine months ended March 31, 2002, an increase of $7.2 million from a loss on sale of loans of $1.4 million for the nine months ended March 31, 2001. The restructuring transactions described above contributed a loss of $2.7 million on sale of loans to the nine months ended March 31, 2001. The opening of 3 new loan production offices as described above, the effect on loan origination volume of the historically low market interest rate environment, and the increased volume due to the FFY merger were the other reasons for the increase from the prior period. Mortgage loan origination volume for the nine months ended March 31, 2002 was $488.0 million, an increase of 189% or $319.2 million over the $168.8 million for the prior year quarter ended March 31, 2001.

Gains on sale of securities totaled $1.4 million for the nine months ended March 31, 2002, an increase of $2.5 million from a loss of $1.1 million for the nine months ended March 31, 2001. The current year period gains on sale of securities included $926,000 gains on the sale of $51.1 million in long-term fixed-rate securities sold to reduce the overall duration of the securities portfolio and improve the Company’s interest rate risk profile. A loss on sale of securities of $1.4 million in the prior year period was primarily due to the effect of the restructuring transactions described above.

Service charge income totaled $3.3 million for the nine months ended March 31, 2002, compared to $1.9 million for the nine months ended March 31, 2001, an increase of $1.4 million due to a larger customer base as a result of the FFY merger.

Noninterest Expense.    Noninterest expense totaled $8.7 million for the quarter ended March 31, 2002, a decrease of $735,000 from $9.4 million for the prior year quarter ended March 31, 2001, which included $1.6 million in merger and integration costs associated with the FFY merger. Merger and integration costs included $1.4 million in costs related to a voluntary separation incentive program designed to reduce staffing levels as a result of the merger with FFY. Excluding the merger and integration costs, noninterest expense for the quarter ended March 31, 2002 would have increased $800,000 over the prior quarter. Contributing to this increase versus the prior period was an increase in other operating expenses of $555,000 and salaries and benefits of $234,000. Other operating expenses includes costs associated with the Company’s 3 new loan production offices that opened in June 2001, and other expenses such as postage, supplies, legal and professional fees, communication, etc.

Noninterest expense for the nine months ended March 31, 2002 totaled $23.9 million, an increase of $2.3 million from $21.6 million for the nine months ended March 31, 2001, which included $3.2 million in merger, integration and restructuring costs associated with the FFY merger. In additions to the merger and integration costs described above, additional merger, integration and restructuring costs for the period ended March 31, 2001 included $221,000 in severance expense associated with integrating back office operations and elimination of duplicate positions as a result of the merger with FFY. At December 31, 2000, 25 employees had been identified which were to be terminated in accordance with the severance program. The aggregate salary and benefits of these individuals totaled approximately $900,000. Merger, integration and restructuring costs also included $821,000 related to the elimination of duplicate computer systems and $625,000 in additional one-time costs related to the FFY merger. For the nine-month period ended March 31, 2002, salaries and benefits increased $2.3 million, occupancy and equipment expenses increased $1.5 million, and all other expenses, principally operational expenses such as phone, postage, security, supplies, etc., increased $1.7 million from the prior year nine-month period ended March 31, 2001, primarily due to the increase in the size of the organization resulting from the FFY merger.

Income Taxes.    Income tax expense totaled $1.5 million for the quarter ended March 31, 2002, a decrease of $100,000 compared to income tax expense of $1.6 million for the prior year quarter ended March 31, 2001. The decrease was due to lower net income in the current quarter compared to the prior year quarter.

For the nine-month period ended March 31, 2002 income tax expense was $6.2 million, an increase of $6.0 million over the income tax expense for the nine-month period ended March 31, 2001 of $234,000. As mentioned above, the prior year nine-month period ended March 31, 2001 included $8.1 million in pretax merger, integration, and restructuring costs which significantly reduced net income, and therefore, income tax expense for the period.

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

Since the FFY merger and particularly during the current fiscal year, the Company strategy has been to increase liquidity and reduce interest rate risk. In a balance sheet restructuring in December 2000 related to the merger transaction with FFY, the Company securitized $192.0 million in primarily fixed-rate 1-4 family mortgage loans and sold $149.4 million of these and

$50.1 million other securities to provide additional liquidity and lower its interest rate risk profile. Since that time, the Company has continued its strategy to reduce interest rate risk and expects that this strategy will reduce the Company’s exposure to rising rates. During the historically low market interest rate and high refinancing environment that existed during much of the current fiscal year to date, the Company sold long-term fixed-rate mortgage loan production rather than retain the loans in its portfolio. Primarily as a result of this strategy, net portfolio loan balances declined $78.4 million during the nine months ended March 31, 2002. The liquidity generated by the decline in loan balances was invested in short-term securities and overnight investments at lower yields than were earned in the loan portfolio, causing margins to decline. In addition, the Company has pursued an aggressive duration reduction strategy within its investment portfolio bringing the Company’s liquidity position to all-time highs. The Company believes its current high level of liquidity and low interest rate risk position put it in a favorable position to take advantage of the steepening yield curve and to enhance future earnings if interest rates should increase, although current earnings were negatively impacted by the margin compression.

The primary investing activities of the Company are originating loans and purchasing securities. For the nine months ended March 31, 2002, the Bank’s loan portfolio provided $38.2 million in cash due to repayments, while proceeds from the securities portfolio provided $170.6 million. For the nine-month period ended March 31, 2001, the growth in the loan portfolio used $23.9 million and the securities portfolio provided $289.7 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan prepayments would be expected to decline, reducing funds available for investment at higher interest rates. During the nine-month period ended March 31, 2002, the Bank invested $250.7 million in securities due to a net surplus of funds that became available during the period. The investments were primarily short-term securities and overnight investments in line with the Company’s strategy of increasing liquidity.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the nine months ended March 31, 2002, growth in deposit accounts provided $76.8 million, repurchase agreements provided $5.6 million and repayment of borrowings used $10.5 million. The Company also utilized funds of $5.3 million and $18.0 million to pay dividends to stockholders and to buyback common stock in open market transactions, respectively. For the nine-month period ended March 31, 2001, deposit account balances used $5.7 million, repurchase agreement repayments used $44.3 million and net repayments of borrowings used $81.5 million.

Capital Resources

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. An institution that fails to comply with its regulatory capital requirements must obtain OTS approval of a capital plan and can be subject to a capital directive and certain restrictions on its operations. At March 31, 2002, the minimum capital regulations require institutions to have tangible capital to total tangible assets of 1.5%; a minimum leverage ratio of core (Tier 1) capital to total adjusted tangible assets of 3.0%; and a minimum ratio of total capital (core capital and supplementary capital) to risk-weighted assets of 8.0%, of which 4.0% must be core capital.

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

At March 31, 2002, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

        The Company began a program in October 2001 to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale to secondary markets. The Company will, from time to time depending on market interest rates and loan volume, enter into interest rate hedging contracts to limit the exposure to potential movements in market interest rates. These interest rate hedging contracts are limited to $50 million. At March 31, 2002, interest rate hedging contracts outstanding totaled $28.5 million. This was the only material change in information about market risk from that provided in the 2001 Annual Report to Stockholders, which was incorporated by reference into First Place Financial Corp.’s 2001 Annual Report on Form 10-K.

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

Item 2.     Changes in Securities and Use of Proceeds—None to be reported.

Item 3.     Defaults Upon Senior Securities—None to be reported.

Item 4.     Submission of Matters to a Vote of Security Holders—None to be reported.

Item 5.     Other Information—None to be reported.

Item 6.     Exhibits and Reports on Form 8-K—None to be reported.

a.  Forms 8-K filed during the quarter:

On March 6, 2002 the Company filed Form 8-K/A amending previous Current Report 8-K dated December 22, 2000, which was filed on January 8, 2001 and Form 8-K/A dated December 22, 2000, which was filed on March 9, 2001 to include financial statements and pro forma financial information pursuant to First Place Financial Corp’s acquisition of FFY Financial Corp., which became effective as of the close of business on December 22, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

/s/ STEVEN R. LEWIS
Steven R. Lewis, President and CEO

/s/ THERESE ANN LIUTKUS
Therese Ann Liutkus, CFO

Date:    May 15, 2002