Form 10-K
period 2002-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2002-09-30
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	34-1880130
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

185 E. Market Street, Warren, OH 44481
(Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

As of August 30, 2002, the Registrant had 13,787,128 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $213.9 million based upon the last sales price as of August 30, 2002. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K – Annual Report to Shareholders for the fiscal year ended June 30, 2002.
Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held in 2002.

PART I

Forward-Looking Statements

When used in this Form 10-K, or, in future filings by First Place Financial Corp. (First Place) with the Securities and Exchange Commission, in First Place’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in First Place’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, changes in the relationship between short- and long-term interest rates, demand for loans in First Place’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. First Place wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. First Place wishes to advise readers that the factors listed above could affect First Place’s financial performance and could cause First Place’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

First Place does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item I. Description of Business

General. First Place Financial Corp. was organized in August 1998 at the direction of the Board of Directors of First Federal Savings and Loan Association of Warren (First Federal) for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal. The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association was completed on December 31, 1998. On May 12, 2000, First Federal acquired Ravenna Savings Bank, creating a company with consolidated assets of $1.1 billion at June 30, 2000. On December 22, 2000, First Place completed a merger of equals transaction with FFY Financial Corp (FFY). FFY was merged with and into First Place, and FFY’s thrift subsidiary, FFY Bank, was merged with and into First Federal. In addition, FFY Holdings, Inc., a subsidiary of FFY, became a subsidiary of First Place and was renamed First Place Holdings, Inc. As a part of the merger transaction, First Place changed the name of its thrift subsidiary to First Place Bank.

The business of First Place consists primarily of the business of First Place Bank. The holding company structure, however, provides First Place with greater flexibility than First Place Bank has to diversify its business activities, through existing or newly formed subsidiaries, or through acquisitions or mergers of both mutual and stock thrift institutions as well as other companies. Title Works Agency, LLC and Ravenna Title Agency, Ltd offer title services to customers. First Place owns 49% of Title Works Agency, LLC and First Place Bank owns 49% of Ravenna Title Agency, Ltd. First Place Holdings, Inc. owns investments in entities that offer expanded financial services to customers. First Place Insurance Agency, Ltd. is a wholly owned subsidiary and First Place Holdings, Inc. owned two-thirds of Coldwell Banker First Place Real Estate, Ltd. In July, 2002, First Place Holdings, Inc. acquired the remaining one-third interest in Coldwell Banker First Place Real Estate, Ltd. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products to customers in First Place’s market area. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm offering these services to customers. First Place Bank’s principal business consists of accepting retail deposits from the general public and investing these funds primarily in one-to-four family residential mortgage loans, automobile and home equity loans and, to a lesser extent, multi-family, commercial real estate, commercial and construction loans.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, First Place Bank is a community-oriented savings institution that was organized in 1922 and currently operates 24 full-service banking facilities in Trumbull, Mahoning and Portage counties in Ohio and 9 loan production offices located throughout Ohio.

Major industries in Trumbull, Mahoning and Portage counties include light manufacturing, transportation, health care, as well as retail and wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include, Delphi Packard Electric Systems, General Motors, HM Health Systems, Forum Health, WCI Steel, Inc., U.S. Postal Service, Youngstown City Schools, Youngstown State University, Kent State University, Robinson Memorial Hospital and the county governments of Portage, Trumbull, and Mahoning counties.

The strength and overall condition of the national economy is similar to the economy in First Place’s market area. The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. General Motors Corporation recently announced that it will utilize the Lordstown, OH production facility to produce its new generation of small cars, thereby ensuring that this factory will remain open for the foreseeable future. First Place’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Competition. First Place faces significant competition in offering financial services to customers. The State of Ohio has a high density of financial institution offices, many of which are branches of significantly larger institutions that have greater financial resources than First Place, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General. The largest component of First Place Bank’s gross loan portfolio has historically been first mortgage loans secured by one-to-four family residences. First Place Bank originates adjustable-rate mortgage (ARM) loans or shorter-term fixed rate loans for its own portfolio and offers 15 and 30 year fixed-rate loans which, if they qualify, are sold to various investors; predominantly the Federal National Mortgage Corporation (Fannie Mae). To a lesser extent, First Place Bank sells adjustable-rate loans. Multi-family, commercial, construction and consumer loans with higher yields than traditional one-to-four family loans are also originated by First Place Bank.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages (before deductions for net deferred loan origination fees, loans in process, and allowance for loan losses) as of the dates indicated.

	At June 30,
	2002		2001		2000		1999		1998
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
One-to-four family	$577,344	60.86%	$662,331	63.99%	$527,543	71.68%	$357,374	76.09%	$267,950	73.77%
Multi-family	25,472	2.69	28,520	2.76	17,068	2.32	4,804	1.02	4,481	1.23
Commercial real estate	74,191	7.82	75,095	7.26	27,787	3.78	10,192	2.17	8,627	2.38
Construction	96,943	10.22	74,958	7.24	45,770	6.22	13,993	2.98	6,301	1.73

Total real estate mortgage loans	773,950	81.59	840,904	81.25	618,168	84.00	386,363	82.26	287,359	79.11
Consumer loans:
Automobiles	45,483	4.79	68,724	6.63	62,694	8.52	53,243	11.34	52,847	14.55
Home equity	35,192	3.71	36,714	3.55	17,768	2.41	8,944	1.90	9,189	2.53
Home equity lines of credit	66,078	6.97	57,601	5.57	25,584	3.48
Other(1)	15,300	1.61	14,540	1.40	2,679	0.36	19,217	4.09	11,242	3.10

Total consumer loans	162,053	17.08	177,579	17.15	108,725	14.77	81,404	17.33	73,278	20.18
Commercial loans	12,600	1.33	16,544	1.60	9,092	1.23	1,925	0.41	2,587	0.71

Total loans receivable	948,603	100.00%	1,035,027	100.00%	735,985	100.00%	469,692	100.00%	363,224	100.00%

Less:
Net deferred loan origination fees	1,376		3,028		1,519		1,867		1,319
Loans in process	41,230		25,656		23,250		10,411		5,866
Allowance for loan losses	9,456		9,757		6,150		3,623		3,027

Loans receivable, net	$896,541		$996,586		$705,066		$453,791		$353,012

(1)	Other consumer loans consist primarily of home equity lines of credit in years prior to 2000.

Loan Originations. First Place Bank currently originates one-to-four family mortgages from its network of 9 loan production offices located throughout Ohio, and to a lesser extent its branch network. Loan production offices are located in Akron, Boardman, Dayton, Howland, Mt. Vernon, Newark, North Olmsted, Pepper Pike and Solon. Six of these offices are located outside of the primary market area of First Place Bank which allows First Place Bank to geographically diversify its portfolio and loan production. First Place Bank is committed to providing community-based financial services, and mortgage banking will continue to be a large component of First Place Bank’s operating strategy. A high volume of mortgage originations is a key component for this strategy to be profitable. First Place Bank anticipates annual originations of one-to-four family mortgages of approximately $600 million. Depending on factors such as interest rates, general economic conditions, and the growth within the markets in which we originate mortgages, the amount of originations may vary significantly from the targeted volume. All loans originated are underwritten pursuant to First Place Bank’s policies and procedures, which are described in more detail below. First Place Bank originates both fixed- and adjustable-rate mortgage loans with terms generally ranging from 15 to 30 years and loans for the construction of real estate. The ability to originate fixed- or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by current and expected future levels of interest rates.

First Place Bank also originates commercial and consumer loans. Commercial loans are generally real estate based but also include loans for the purchase of other assets such as plant and equipment and working capital loans. Consumer loans are primarily home equity and automobile loans.

The following tables set forth loan originations and principal repayments for the periods indicated, excluding loan fees.

	For the Years Ended June 30,
	2002	2001	2000
	(In thousands)
Total loans receivable(1):
Balance outstanding at beginning of period	$1,009,371	$712,735	$459,281
Loans purchased (Ravenna Savings Bank)	—	—	161,061
Loans purchased (FFY)	—	475,073	—
Loans originated and disbursed(2):	—
Real estate mortgage loans:
One-to-four family	601,779	139,900	124,407
Multi-family and commercial real estate	12,808	12,300	14,199
Construction	20,785	21,128	21,096
Consumer loans(3)	34,492	45,519	43,598
Commercial loans	17,177	3,262	8,279

Total loans originated	678,401	222,109	211,579
Less:
Principal repayments	309,114	136,915	98,047
Loans securitized	—	192,024	—
Loans sold	464,351	69,201	8,300
Change in loans in process(4)	15,574	2,406	12,839

Total loans receivable at end of period	$907,373	$1,009,371	$712,735

(1)	Total loans receivable does not include unearned discounts, deferred loan fees and the allowance for loan losses.
(2)	Amounts for each period include loans in process at period end.
(3)	Consists primarily of originations of automobile loans and equity loans and disbursements on equity lines of credit.
(4)	Represents change in loans in process, which primarily represents undisbursed funds on construction loans, from first day to last day of the period.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2002. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2002
	Real Estate Mortgage	Consumer	Commercial	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$106,180	$56,693	$13,521	$176,394
After one year:
More than one year to five years	25,225	53,339	10,746	89,310
More than five years	568,354	52,021	62,524	682,899

Total due after June 30, 2003	593,579	105,360	73,270	772,209

Total amount due	$699,759	$162,053	$86,791	$948,603

Less:
Net deferred loan origination fees				1,376
Loans in process				41,230
Allowance for loan losses				9,456

Loans receivable, net				$896,541

The following table sets forth at June 30, 2002, the dollar amount of total loans receivable contractually due after June 30, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2003
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans	$339,467	$254,112	$593,579
Consumer loans	80,683	24,677	105,360
Commercial loans	27,695	45,575	73,270

Total loans	$447,845	$324,364	$772,209

One-to-Four Family Lending. First Place Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 30 years secured by one-to-four family residences, substantially all of which are located in its primary market area or the market area serviced by its 9 loan production offices. One-to-four family mortgage loan originations are generally obtained through First Place Bank’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2002, one-to-four family mortgage loans totaled $577.3 million, or 60.9%, of total loans.

The mortgage loans that First Place Bank originates have generally been priced competitively with current market rates for such loans. First Place Bank currently offers a number of adjustable-rate (ARM) loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rate adjustment intervals can be annually, or the rate will remain fixed for an initial period of three, five, or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination of adjustable-rate one-to-four family mortgage loans reduces First Place’s exposure to shrinking net interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, First Place Bank originates one-to-four family residential mortgage loans in amounts up to 97% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 85%. First Place Bank requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by First Place Bank.

Multi-Family Lending. First Place Bank originates multi-family loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multi-family loans generally have shorter maturities than one-to-four family mortgage loans, although such loans may be originated with terms up to 30 years. The rates charged on multi-family loans are both fixed and adjustable, and the adjustable-rate loans reset to a stated margin over an independent index. Multi-family lending rates are typically higher than rates charged on one-to-four family residential properties. Multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property.

Multi-family loans generally present a higher level of risk than loans secured by one-to-four family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In some instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, First Place Bank’s history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending. First Place Bank originates owner-occupied and non-owner-occupied commercial real estate loans, which it holds in its portfolio, and primarily includes loans secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans have a maximum term of 30 years; however, they generally have terms ranging from 10 – 20 years. Rates on commercial real estate loans are both fixed and adjustable. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $74.2 million, or 7.8% of total loans at June 30, 2002.

Commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In some instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate than typical one-to-four family loans, which management believes justifies the increased credit risk. Despite the risks inherent in commercial real estate lending, delinquencies in this portfolio have been minimal and management intends to increase originations of commercial real estate loans for its portfolio. The performance of this portfolio, however, will be closely monitored as it grows.

Construction Lending. First Place Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to-four family residences and commercial real estate and the development of one-to-four family lots in Ohio.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that match other one-to-four family loans then offered by First Place Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95%. On construction loans exceeding an 85% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry fixed rates of interest. First Place Bank also makes loans to builders for the purpose of developing one-to-four family homesites. These loans typically have terms of from one to two years and carry fixed interest rates. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal on these loans is typically paid down as homesites are sold.

Construction loans on multi-family and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, industrial, or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally lasts up to 12 months. These construction loans have rates and terms that match other permanent multi-family or commercial real estate loans then offered by First Place Bank, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

Construction and development loans are made principally through continued business with developers and builders who have previously borrowed from First Place Bank, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed/developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to ascertain accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. In addition, the bank requires pro forma cash flow analysis and debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and requires mechanics’ lien waivers and other documents to protect and verify its lien position.

Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes monitoring a project’s progress particularly important, as early warning signals of project difficulties may not be present.

Commercial Lending. Commercial loans totaled $12.6 million, or 1.3% of total loans at June 30, 2002. Commercial loan originations are primarily term loans and lines of credit to small- and medium-sized businesses operating in First Place Bank’s primary market area. It is the intention of First Place Bank to expand commercial lending operations in its primary market.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. First Place believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending. Consumer loans totaled $162.1 million, or 17.1% of total loans at June 30, 2002, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in First Place Bank’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

First Place Bank offers fixed rate home equity loans and a variable rate home equity line of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. First Place Bank holds the first mortgage on a substantial majority of the properties securing these loans.

Approximately half of the automobile loans are secured by used vehicles and generally First Place Bank will not make a loan on a vehicle manufactured before 1996. The average automobile loan is for $13,000. Automobile loans are originated through an automobile dealer network, primarily composed of new car dealers located in First Place Bank’s primary market area. Auto loan originations were negatively impacted by the financing incentives and cash-back rebates offered by the auto industry. During 2001, in response to the slowing economy, underwriting standards with regard to automobile loans were tightened and acceptable credit score levels were increased to enhance credit quality.

Loans secured by rapidly depreciable assets such as automobiles or that are unsecured entail greater risks than one-to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, collections on these loans are dependent on the borrower’s continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default.

In August 2002, First Place Bank began offering deferred presentment consumer loans in the state of Texas through an agency relationship established with CNG Financial Corporation, Inc. (CNG) headquartered in Mason, Ohio. These loans are generally referred to as payday loans. CNG will provide operational, administrative, and accounting support for the program. First Place Bank will provide the credit to qualified individuals under First Place Bank’s underwriting criteria. These loans are of short duration and involve a higher degree of credit risk than is normally the case with other consumer loans offered by First Place Bank. To compensate for the higher risk of loss, these loans are offered at higher finance charges than the typical consumer loan in First Place Bank’s portfolio. The loans will be originated through CNG offices requiring no investment in facilities or overhead from First Place Bank. This business arrangement may be terminated by either party under certain circumstances. First Place Bank expects to continue this program for the foreseeable future and expand it into other states. First Place Bank expects this service to contribute favorably to earnings in the future, but will evaluate the various risks and regulatory considerations associated with the program and ensure that it meets the strategic objectives and business goals that have been established.

Sale of Mortgage Loans. During the year ended June 30, 2002, First Place Bank continued to expand its secondary mortgage banking operation. The loan production offices opened near the end of last fiscal year in Solon, Dayton and North Olmsted contributed materially to total mortgage loan originations of approximately $623 million, an increase of 180% or $401 million over the year ended June 30, 2001. During the year First Place Bank sold loans with an aggregate principal balance of $464.4 million. Mortgage banking will continue to be an integral part of the operating strategy and, as such, First Place will continue to sell predominately fixed rate mortgage production that is eligible. In order to maintain and grow internal assets, First Place will continue to pursue opportunities to portfolio adjustable rate mortgages that it can originate to replace the assets lost due to the normal amortization of portfolio loans. First Place Bank generally retains servicing on sales of loans.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of First Place Bank. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve all loans within their designated authority as established by the Board.

Loan authorities are determined by one of the three policies adopted by the Board. The first policy covers mortgage banking. Currently, lending authorities for one-to-four family loans are assigned to individuals with varying amounts based on the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one individual is $1 million and the majority of the designated individuals have authority up to $400,000. Loans in excess of $1 million must be approved by the Executive Loan Committee. Speculative construction or acquisition and development lending may only be authorized by designated senior officers at maximum amounts ranging from $500,000 to $750,000. The consumer loan policy also assigns authorization limits to individuals with varying amounts based on the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $150,000 and for an unsecured consumer loan is $50,000. The commercial loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required. Loans to borrowers with aggregate credit exposure in excess of $5 million require the approval of two senior officers plus the majority of the Board of Directors. Loans to borrowers with aggregate credit exposure from $1.5 million to $5 million require the approval of two senior officers and the Executive Loan Committee. Loans to borrowers with aggregate exposure of $1.5 million or less must generally be approved by two senior officers and are to be reported to the Board of Directors.

With respect to all loans originated by First Place Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by First Place Bank’s staff appraisers or outside appraisers. First Place Bank’s policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

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

The following table sets forth information concerning delinquent loans at June 30, 2002, 2001 and 2000 in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue.

	At June 30, 2002				At June 30, 2001
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	119	$7,237	126	$6,735	234	$14,058	156	$10,420
Consumer loans	92	1,134	159	1,998	222	2,198	144	1,268
Commercial loans	5	508	12	1,606	8	1,016	8	2,451

Total delinquent loans	216	$8,879	297	$10,339	464	$17,272	308	$14,139

Delinquent loans to total loans(1)		.98%		1.14%		1.72%		1.41%

	At June 30, 2000
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	59	$2,864	69	$5,258
Consumer loans	101	1,071	73	1,308
Commercial loans	—	—	—	—

Total delinquent loans	160	$3,935	142	$6,566

Delinquent loans to total loans(1)		0.55%		0.92%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Classified Assets. Federal regulations and First Place Bank’s internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, First Place Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets which do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

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

First Place Bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for possible loan losses, there can be no assurance that regulators, in reviewing First Place Bank’s loan portfolio, will not request a material increase in the allowance for possible loan losses, thereby negatively affecting First Place Bank’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, and general economic trends and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2002, First Place Bank had $10.8 million of assets designated as Special Mention, consisting primarily of mortgage loans. At June 30, 2002, First Place Bank had $23.6 million of assets classified as Substandard, consisting primarily of mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful at June 30, 2002, totaled $4.9 million consisting primarily of commercial loans. At June 30, 2002, loans classified as Loss totaled $301,000 and a specific allowance for losses equal to 100% of this amount is recorded at that date. At June 30, 2002, these classified assets totaled $39.6 million.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and REO. It is the general policy of First Place Bank to stop interest accruals on loans 90 days or more past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest. For the years ended June 30, 2002, 2001, 2000, 1999, and 1998 the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $696,000, $1.3 million, $531,000, $90,000, and $94,000, respectively.

	At June 30,
	2002	2001	2000	1999	1998
	(In thousands)
Nonperforming loans (1):
Real estate mortgage loans	$6,735	$10,420	$5,258	$1,263	$1,673
Consumer loans	1,998	1,268	1,308	311	470
Commercial loans	1,606	2,451	—	—	—
Troubled debt restructurings	1,319	295	—	—	—

Total nonperforming loans	11,658	14,434	6,566	1,574	2,143
Repossessed assets	908	950	850	208	—

Total nonperforming assets	12,566	15,384	$7,416	$1,782	$2,143

Nonperforming loans as a percent of total loans (2)	1.28%	1.43%	0.92%	0.34%	0.60%
Nonperforming assets as a percent of total assets (3)	.79	0.97	0.71	0.24	0.35

(1)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings. There were no loans past due greater than 90 days still accruing.
(2)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2002, the allowance for loan losses totaled 1.04% of gross loans outstanding compared to .97% at June 30, 2001. Additionally, the allowance for loan losses as a percent of nonperforming loans increased to 81.1% at June 30, 2002 compared to 67.6% at June 30, 2001. During 2002, First Place Bank charged off $1.8 million in delinquent and nonperforming loans and sold $14.7 million in delinquent 1-4 family mortgage loans, including $6.2 million in nonperforming loans. The sale of these loans provided First Place Bank with the opportunity to deploy the proceeds into stronger performing assets and focus existing staff resources to more effectively manage the remaining loan portfolio. Total net charge-offs for fiscal 2002 totaled $3.3 million compared to $3.6 million for the fiscal year ended June 2001. The provision for loan losses for 2002 was $3.0 million compared to $3.1 million for the year ended June 30, 2001.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Costs to carry real estate owned are considered in estimating the amount and timing of cash flows and in assessing the fair value of the underlying collateral on impaired loans. First Place Bank reflects actual costs to carry real estate owned as period costs in operations when incurred. Future additions to the allowance for loan losses will be dependent on these factors. The allowance for loan losses is calculate in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan” and SFAS No. 5. “Accounting for Contingencies.” Management believes that the allowance for loan losses was adequate at June 30, 2002.

The Securities and Exchange Commission (“SEC”) recently issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. First Place follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies described above could be deemed to meet the SEC’s definition of critical accounting policies.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of period	$9,757	$6,150	$3,623	$3,027	$1,723
Provision for loan losses	2,990	3,125	2,294	1,062	1,779
Allowances acquired through purchase	—	4,087	822	—	—
Charge-offs:
Real estate mortgage loans:
One-to-four family	2,326	1,870	92	6	31
Construction	22	857	—	—	—
Consumer	1,219	1,325	628	536	484
Commercial	135	—	—	—	—

Total charge-offs	3,702	4,052	720	542	515
Recoveries:
Real estate mortgage loans:
One-to-four family	245	327	65	1	2
Construction	6	34	—	—	—
Consumer	159	86	66	75	38
Commercial	1	—	—	—	—

Total recoveries	411	447	131	76	40

Balance at end of period	$9,456	$9,757	$6,150	$3,623	$3,027

Allowance for loan losses as a percent of loans (1)	1.04%	0.97%	0.86%	0.79%	0.85%
Allowance for loan losses as a percent of nonperforming loans (2)	81.11	67.60	93.67	230.23	141.25
Net charge-offs as a percent of average loans	0.33	0.40	0.11	0.12	0.15

(1)	Loans represents loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At June 30,
	2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$6,536	69.12%	81.59%	$6,885	70.57%	81.25%	$4,460	72.52%	84.00%
Consumer loans	2,107	22.28	17.08	2,624	26.89	17.15	1,599	26.00	14.77
Commercial loans	813	8.60	1.33	248	2.54	1.60	91	1.48	1.23
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$9,456	100.00%	100.00%	$9,757	100.00%	100.00%	$6,150	100.00%	100.00%

	At June 30,
	1999			1998
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$1,976	54.54%	82.26%	$1,458	48.17%	79.11%
Consumer loans	1,086	29.98	17.33	901	29.77	20.18
Commercial loans	19	0.52	0.41	9	0.30	0.71
Unallocated	542	14.96	—	659	21.76	—

Total allowance for loan losses	$3,623	100.00%	100.00%	$3,027	100.00%	100.00%

Real Estate Owned. At June 30, 2002, First Place Bank owned 15 REO properties with a net book value of $908,000. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at fair value of the related assets at the date of foreclosure, less the estimated costs to sell. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. First Place Bank reflects actual costs to carry REO as period costs in operatons when incurred.

Investment Activities

The Board of Directors approves the investment policies and procedures for First Place. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity requirements and, to a lesser extent, potential return on the investments. The Board of Directors also monitors the investment activities of First Place. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. Management evaluates all investment activities for safety and soundness and adherence to policies. In accordance with these investment policies, First Place does not purchase mortgage-related securities that are deemed to be “high risk,” or purchase bonds that are not rated investment grade.

First Place began a program in October 2001 to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale to secondary markets. First Place does, from time to time depending on market interest rates and loan volume, enter into interest rate hedging contracts to limit the exposure to potential movements in market interest rates. This interest rate hedging position is monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to origination.

At June 30, 2002, First Place Bank had interest rate swap agreements with a total notional value of $140 million originated with a national broker/dealer. Under terms of these agreements, First Place Bank paid a fixed rate of interest and received a variable rate on the notional amount of the swap. At June 30, 2002, these interest rate swaps were designated as effective cash flow hedges under SFAS No. 133. On August 9, 2002 First Place redeemed the interest rate swaps at the fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and will be reclassified into interest expense over the remaining term of the hedge periods.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. The issuers of such securities (generally U.S. Government agencies and government-sponsored enterprises, including FNMA, FHLMC and GNMA) pool and resell the participation interests in the form of securities to investors and guarantee the payment of principal and interest. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of servicing, payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium relating to such instruments, thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities, or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. The actual maturity of a mortgage-backed security, however, may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, First Place may be subject to reinvestment risk because, to the extent that the mortgage-backed securities prepay faster than anticipated, reinvestment of proceeds at a comparable rate may not be possible.

No other derivative financial instruments are currently being utilized.

Securities. At June 30, 2002, the securities portfolio totaled $462.9 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2002		2001		2000
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$133,479	28.83%	$11,048	2.66%	$26,704	10.70%
Obligations of states and political subdivisions	23,821	5.15	47,594	11.46	6,288	2.52
Equity securities	2,199	0.48	2,449	0.59	—	—
Trust preferred securities	34,869	7.53	23,343	5.62	—	—
SLMA	11,661	2.52	11,405	2.75	—	—
Mutual funds	46,130	9.96	—	—	—	—
FNMA/FHLMC Preferred Stock	21,939	4.74	30,684	7.39	17,707	7.09

Total debt and equity securities	274,098	59.21	126,523	30.47	50,699	20.31

Mortgage-backed securities
Total mortgage-backed securities	188,829	40.79	288,747	69.53	198,939	79.69

Total securities available for sale	$462,927	100.00%	$415,270	100.00%	$249,638	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2002 (Dollars in thousands)
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Available for sale, debt securities:
U.S. Government agencies	$3,066	5.74%	$130,413	3.97%	$0	0.00%	$0	0.00%	$133,479	4.02%
Obligations of states and political subdivisions (1)	541	6.53	6,652	6.56	10,260	7.11	6,368	6.66	23,821	6.82
Trust preferred securities	0	0.00	0	0.00	0	0.00	34,869	3.13	34,869	3.13
SLMA	0	0.00	0	0.00	5,019	4.29	6,642	4.34	11,661	4.32
Mortgage-backed securities and collateralized mortgage obligations	0	0.00	2,214	6.36	8,113	6.45	178,502	5.42	188,829	5.48

Debt securities available for sale	$3,607	5.86%	$139,279	4.13%	$23,392	6.28%	$226,381	5.07%	$392,659	4.82%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

General. First Place Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations. First Place Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits. First Place Bank offers a variety of deposit accounts with a range of interest rates and terms consisting of savings, retail checking/NOW accounts, business checking accounts, money market accounts, club accounts and certificate of deposit accounts. First Place Bank offers jumbo certificates and also offers Individual Retirement Accounts and other qualified plan accounts.

Although First Place Bank has a significant portion of its deposits in core deposits, management monitors activity on its core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. First Place Bank is not limited with respect to the rates it may offer on deposit products. Management believes First Place Bank is competitive in the types of accounts and interest rates it has offered on its deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. First Place Bank’s deposits are obtained predominantly from the areas in which its branch offices are located. First Place Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits, however, market interest rates and rates offered by competing financial institutions affect First Place Bank’s ability to attract and retain deposits. First Place Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its primary market area. While jumbo certificates are accepted by First Place Bank, and may be subject to preferential rates, First Place Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2002	2001	2000
	(In thousands)
Beginning balance	$1,018,829	$586,748	$429,225
Merger with FFY	—	432,294	—
Acquisition of Ravenna Savings Bank	—	—	118,322
Net deposits (withdrawals)	1,939	(37,839)	18,692
Interest credited on deposit accounts	40,625	37,626	20,509

Total increase in deposit accounts	42,564	432,081	157,523

Ending balance	$1,061,393	$1,018,829	$586,748

At June 30, 2002, certificate of deposit accounts in amounts of $100,000 or more totaled $125.6 million, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$15,029	4.21%
Over three through six months	12,850	4.25%
Over six through 12 months	44,540	4.82%
Over 12 months	53,161	5.20%

Total	$125,580	4.85%

The following table sets forth the distribution of deposit accounts at June 30, 2002 and the distribution of the average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented.

	At June 30, 2002			For the Year Ended June 30, 2002			For the Year Ended June 30, 2001			For the Year Ended June 30, 2000
	Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing demand	$28,906	2.72%	n/a	$28,133	2.64%	n/a	$15,216	1.88%	n/a	$6,203	1.33%	n/a
NOW and money market	319,688	30.12	1.89%	300,846	28.29	2.35%	214,789	26.59	3.85%	124,817	26.82	3.66%
Savings	137,827	12.99	1.26	135,243	12.72	1.83	105,710	13.09	2.28	65,127	13.99	2.14
Certificates of deposit	574,972	54.17	4.72	599,232	56.35	5.03	472,051	58.44	5.89	269,214	57.86	5.46

Total deposits	$1,061,393	100.00%	3.29%	$1,018,829	100.00%	3.73%	$807,766	100.00%	4.78%	$465,361	100.00%	4.44%

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from June 30, 2002
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificate accounts:
0 to 4.00%	$91,257	$50,485	$5,966	$300	$98	$543	$148,649
4.01 to 5.00%	135,565	34,402	21,291	3,808	23,067	353	218,486
5.01 to 6.00%	76,805	12,877	15,046	15,566	7,100	1,676	129,070
6.01 to 7.00%	32,563	6,542	14,455	4,940	558	1,046	60,104
7.01 to 8.00%	3,647	608	12,413	1,120	404	302	18,494
8.01% to 9.00%	27	0	0	0	0	0	27
9.01 to 10.00%	0	0	0	0	0	0	0
10.01 to 11.00%	0	0	142	0	0	0	142

Total at June 30, 2002	$339,864	$104,914	$69,313	$25,735	$31,226	$3,920	$574,972

Borrowings. First Place Bank’s policy has been to utilize borrowings as an alternative and/or less costly source of funds. First Place Bank obtains advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, which are collateralized by the capital stock of the FHLB and certain mortgage loans held by First Place Bank. Funds are also borrowed through reverse repurchase agreements with the FHLB and primary broker/dealers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including First Place Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and the OTS. At June 30, 2002, First Place Bank’s FHLB advances totaled $247.5 million. The maximum month-end balance of borrowings during fiscal year 2002 was $263.4 million.

During the year ended June 30, 2002, First Place Bank continued to maintain repurchase agreements from primary broker/dealers. The borrowings are collateralized by designated mortgage-backed and other securities and totaled $63.7 million at June 30, 2002. First Place Bank has used these repurchase agreements as a lower cost source of funding than FHLB borrowings.

First Place Bank also has a $200.0 million available overnight line-of-credit with the FHLB. There was no fee for the line-of-credit for the year ended June 30, 2002. First Place Bank may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in its cost of funds.

Personnel

As of June 30, 2002, First Place Bank had approximately 445 full-time equivalent employees. The employees are not represented by a collective bargaining unit and First Place Bank considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Place and its subsidiaries will report their income on a consolidated basis on a June 30 fiscal year using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly First Place Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Place.

Bad Debt Reserve. Historically, savings institutions such as First Place Bank which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which were deducted in arriving at their taxable income

In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996.” These rules eliminate the percentage of taxable income method for making additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For taxable years beginning after December 31, 1995, First Place Bank’s bad debt deduction has been equal to net charge-offs.

The rules require that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. First Place Bank previously recorded a deferred tax liability equal to the bad debt recapture amount. The rules allowed eligible thrifts to postpone the start of the six year reserve recapture period until the 1998 tax year if certain requirements were met. The unrecaptured base year reserves are not subject to recapture as long as the institution continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. Distributions paid out of First Place Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from First Place Bank’s bad debt reserve. Any distributions to First Place that would reduce amounts allocated to First Place Bank’s bad debt reserve would create a tax liability for First Place Bank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if First Place Bank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount so used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). First Place Bank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. First Place currently has no net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which First Place Bank’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. First Place may exclude from its income 100% of dividends received from First Place Bank as a member of the same affiliated group of corporations.

Ohio Taxation

First Place is subject to the Ohio corporation franchise tax, which, as applied to First Place, is a tax measured by both net income and net worth. In general, the tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year and the maximum tax liability as measured by net worth is limited to $150,000 per year.

A special litter tax is also applicable to all corporations, including First Place, subject to the Ohio corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% of taxable net worth.

Certain holding companies, such as First Place, will qualify for complete exemption from the net worth tax if certain conditions are met. First Place will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

First Place Bank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of First Place Bank’s apportioned book net worth, determined in accordance with GAAP, less certain deductions. As a “financial institution,” First Place Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Delaware Taxation

As a Delaware holding company, First Place is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

REGULATION AND SUPERVISION

General

First Place Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. First Place Bank is a member of the FHLB System. First Place Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Savings Association Insurance Fund (“SAIF”). First Place Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test First Place Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Place, First Place Bank and their operations. Under the holding company form of organization, First Place is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to First Place Bank and to First Place are referred to below.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (“HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDI Act”) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of First Place Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2002, First Place Bank was in compliance with this regulation.

Qualified Thrift Lender Test. To be qualified thrift lender (“QTL”), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (“QTI”) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2002, First Place Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under current regulation, an application to and the prior approval of the OTS is required before (i) any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations, (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution, or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If First Place Bank’s capital falls below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, First Place Bank’s ability to make capital distributions could be restricted. At June 30, 2002, First Place Bank met all capital adequacy requirements to which it was subject, as discussed more fully below in the section “Capital Requirement”. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice.

Liquidity. Current regulation requires that First Place Bank maintain sufficient liquidity to manage its operations. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2002, management considers its liquidity position to be adequate to meet First Place Bank’s operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in First Place Bank’s latest quarterly Thrift Financial Report.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. First Place Bank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including First Place and any non-savings institution subsidiaries that First Place may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establish criminal penalties for certain violations.

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

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) ratio and an 8% risk-based capital standard. However, the minimum leverage ratio is decreased to 3% for institutions with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder’s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

At June 30, 2002, First Place Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of First Place Bank.

Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of First Place Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The Financial Institutions Reform Recovery & Enforcement Act (FIRREA) amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. First Place Bank’s latest CRA rating received from the OTS was “Satisfactory.”

Federal Home Loan Bank System

First Place Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily-available, competitively-priced source of funding which can be used for a wide array of asset/liability management purposes. First Place Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Place Bank was in compliance with this requirement at June 30, 2002. FHLB advances must be secured by specified types of collateral. At June 30, 2002, First Place Bank had $247.5 million in FHLB advances.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, First Place Bank’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by First Place Bank.

Federal Reserve System

The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.3 million, the reserve requirement is $1.068 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. First Place Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce First Place Bank’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation

First Place is a unitary savings and loan holding company within the meaning of the HOLA. As such, First Place is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over First Place and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. First Place Bank must notify the OTS 30 days before declaring any dividend to First Place.

As a unitary savings and loan holding company, First Place generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that First Place Bank continues to be a QTL. Upon any non-supervisory acquisition by First Place of another savings association, First Place would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS; from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings association.

The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of First Place and the institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

Federal Securities Laws

First Place’s Common Stock has been registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”). First Place is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Recent and Proposed Legislation and Regulation

Financial Modernization Act of 1999    The Gramm-Leach-Bliley Financial Modernization Act of 1999 was enacted on November 12, 1999. The Modernization Act includes the following:

•
allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

These parts of the Modernization Act became effective on March 11, 2000. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001.    On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. As of the date of this filing, we have not fully determined the impact that IMLAFA will have on our operations but the impact is not expected to be material.

Deposit Insurance Reform.    On May 22, 2002, the U.S. House of Representatives passed H.R. 3717, the Federal Deposit Insurance Reform Act of 2002. This proposed legislation would reform the deposit insurance system by:

•	Merging the Bank Insurance Fund and the Saving Association Insurance Fund.

•	Ending the 23 basic point premium “rate cliff” that occurs when the reserve ratio of deposits insured to premiums held falls beneath 1.25 percent for more than one year.

•	Creating a reserve range within which a bank’s reserve ratio can float.

•	Increasing insurance coverage limits for individual accounts to $130,000 and indexing future coverage limits to inflation.

•	Doubling insurance coverage limits for certain types of IRAs and 401(k)s.

•	Increasing insurance coverage limits for municipal deposits.

As of the date of this filing, this legislation was being considered by the U.S Senate Banking, Housing and Urban Affairs Committee.

New Subprime Lending Guidence.    In January 2001, the four federal banking agencies jointly issued expanded examination and supervision guidance relating to subprime lending activities. In the guidance, “subprime” lending generally refers to programs that target borrowers with weakened credit histories or lower repayment capacity. The guidance principally applies to institutions with subprime lending programs with an aggregate credit exposure equal to or greater than 25 percent of an institution’s Tier 1 capital. Such institutions would be subject to more stringent risk management standards and, in any cases, additional capital requirements.

Proposed Changes to the Capital Regulations.    The OTS is soliciting comments on a number of proposed changes to the capital regulations. These changes are designed to eliminate unnecessary capital burdens and to align OTS capital regulations more closely to those of other banking regulators. Under the proposed rule, a one-to-four family residential first mortgage loan may qualify for a 50 percent risk weight if it meets certain criteria, including a loan-to-value (“LTV”) ratio below 90 percent. Currently these loans must have an LTV ratio of 80 percent or less to qualify for the 50 percent risk weight. The OTS also proposes to eliminate the requirement that a thrift institution must deduct from total capital that portion of a land loan or a nonresidential construction loan in excess of an 80 percent LTV ratio and eliminate the interest rate risk component of the risk-based capital regulations.

Item 2. Properties

First Place Bank owns its main office building in Warren, Ohio which also serves as a branch office. At June 30, 2002, First Place Bank owns 14 of its branch offices. The remaining 10 branch offices and all 8 of the loan production offices were leased.

Item 3. Legal Proceedings

From time to time, First Place is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, First Place is not involved in any material legal proceedings, the outcome of which would have a material impact on the financial condition of the company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information under the caption “Market Prices and Dividends Declared” in the 2002 Annual Report to Shareholders is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6. Selected Financial Data

The information contained in the 2002 Annual Report to Shareholders under the caption “Selected Financial and Other Data” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the 2002 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the 2002 Annual Report under the caption “Asset/Liability Management and Market Risk” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 14 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of First Place and First Place Bank who are not Directors. The following table sets forth certain information regarding executive officers of First Place and First Place Bank at June 30, 2002 who are not also directors.

Name	Age at June 30, 2002	Positions Held with First Place and First Place Bank

Timothy A. Beaumont	44	Sr. Vice President of First Place Bank

Albert P. Blank	40	Sr. Vice President of First Place Bank

J. Craig Carr	54	General Counsel and Secretary of First Place Financial Corp. and First Place Bank

David S. Hinkle	44	Sr. Vice President of First Place Bank

Brian E. Hoopes	44	Sr. Vice President of First Place Bank

Therese Ann Liutkus	43	Chief Financial Officer of First Place Financial Corp. and First Place Bank

David L. Mead	47	Sr. Vice President and Treasurer of First Place Bank

Dominique K. Stoeber	38	Sr. Vice President of First Place Bank

Timothy A. Beaumont joined First Place Bank in June 2000 as Senior Vice President of Commercial Lending. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

Albert P. Blank joined First Place Bank in November 2000 as the Senior Vice President of Retail Lending, where he is responsible for coordinating retail lending activities, policies and procedures. Prior to joining First Place Bank, Mr. Blank was the President of Sales for Republic Banc Mortgage Corp.

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

Therese Ann Liutkus, a certified public accountant, became Chief Financial Officer of First Place in December 2000 and Chief Financial Officer of First Place Bank in 2002. Prior to these positions, Ms. Liutkus served as Treasurer of FFY and FFY Bank since January 1996 and March 1996, respectively, as well as Chief Financial Officer of FFY and FFY Bank since October 1996. Since joining FFY Bank in 1986, Ms. Liutkus has held various senior level positions in the accounting and finance area.

David L. Mead, a certified public accountant, joined First Place Bank in 2002 as Senior Vice President and Treasurer. He has over twenty years of banking experience. He previously was Chief Financial Officer of Capital Bank, N.A. in Sylvania, OH prior to its acquisition by Fifth Third Bank. Mr. Mead has a Bachelor of Arts degree in Business Administration from Otterbein College and a Master of Business Administration degree from Xavier University.

Dominique K. Stoeber joined First Place Bank in 1990 as Personnel Manager. In July 1992, she was promoted to Director of Human Resources and in December 1998, to Senior Vice President of Administrative Services. Ms. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

Directors of First Place and First Place Bank

Information concerning Directors of First Place and First Place Bank is incorporated herein by reference from the proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 30, 2002.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 30, 2002.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 30, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following information appearing in First Place’s Annual Report to Shareholders for the year ended June 30, 2002, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report
Selected Financial Data and Other Data	3–4
Management’s Discussion and Analysis of Financial Condition and Results of Operations	5–21
Independent Auditors’ Report	22
Consolidated Statements of Financial Condition as of June 30, 2002 and 2001	23
Consolidated Statements of Income for Years Ended June 30, 2002, 2001 and 2000	24
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2002, 2001 and 2000	25–28
Consolidated Statements of Cash Flows for Years Ended June 30, 2002, 2001 and 2000	29–30
Notes to Consolidated Financial Statements	31–60

With the exception of the aforementioned information, First Place’s Annual Report to Shareholders for the year ended June 30, 2002, is not deemed filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	**

3(i)	First Place Certificate of Incorporation	*

3(ii)	First Place Bylaws	*

4	Specimen First Place common stock certificate	*

10	Material contracts

	Executive Compensation Plans and Arrangements	*

	Employment Contracts	*

13	Portions of the 2002 Annual Report to Shareholders	13

21	Subsidiaries of Registrant	21

23	Consent of Crowe, Chizek and Company LLP	23

99.1	Certification, Section 906 of the Sarbanes-Oxley Act of 2002	99.1

99.2	Certification, Section 906 of the Sarbanes-Oxley Act of 2002	99.2

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

None to be reported

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

/s/ Steven R. Lewis	/s/ Therese A. Liutkus
Steven R. Lewis, President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 30, 2002	Therese A. Liutkus, Chief Financial Officer (Principal Financial and Accounting Officer) Date: September 30, 2002

A. Gary Bitonte, Director Date: September 30, 2002	Robert S. McGeough, Director Date: September 30, 2002

/s/ Donald Cagigas
Donald Cagigas, Director Date: September 30, 2002	W. Terry Patrick, Chairman of the Board Date: September 30, 2002

Marie Izzo Cartwright, Director Date: September 30, 2002	E. Jeffrey Rossi, Director Date: September 30, 2002

/s/ Jeffrey L. Francis
Jeffrey L. Francis, Executive Vice President Chief Operating Officer and Director Date: September 30, 2002	Samuel A. Roth, Director Date: September 30, 2002

/s/ William A. Russell
George J. Gentithes, Director Date: September 30, 2002	William A. Russell, Director Date: September 30, 2002

/s/ Robert P. Grace	/s/ Ronald P. Volpe
Robert P. Grace, Director Date: September 30, 2002	Ronald P. Volpe, Director Date: September 30, 2002

/s/ Thomas M. Humphries	/s/ Robert L. Wagmiller
Thomas M. Humphries, Director Date: September 30, 2002	Robert L. Wagmiller, Director Date: September 30, 2002

/s/ Earl T. Kissell
Earl T. Kissell, Director Date: September 30, 2002

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF EXECUTIVE OFFICER

I, Steven R. Lewis, President and Chief Executive Officer of First Place Financial Corp. (“First Place”), certify that:

1.	I have reviewed this annual report on Form 10-K of the First Place;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 30, 2002

/s/ Steven R. Lewis
Steven R. Lewis President and Chief Executive Officer

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF FINANCIAL OFFICER

I, Therese A. Liutkus, Chief Financial Officer of First Place Financial Corp. (“First Place”), certify that:

1.	I have reviewed this annual report on Form 10-K of the First Place;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: September 30, 2002

/s/ Therese A. Liutkus
Therese A. Liutkus Chief Financial Officer