Form 10-Q
period 2002-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2002-11-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,712,693 common shares as of October 31, 2002

SIGNATURES	13

Part I.       FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2002	June 30, 2002

(Dollars in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$39,495	$43,629
Federal funds sold	4,633	40,731
Securities available for sale	446,406	462,927
Loans held for sale	20,753	16,471
Loans	925,927	905,997
Less allowance for loan losses	9,429	9,456

Loans, net	916,498	896,541
Federal Home Loan Bank stock	21,577	21,577
Accrued interest receivable	8,440	9,157
Premises and equipment, net	20,760	20,823
Goodwill	17,155	16,841
Intangibles	5,585	5,819
Other assets	74,936	56,419

TOTAL ASSETS	$1,576,238	$1,590,935

LIABILITIES
Deposits
Non-interest bearing	$32,662	$28,906
Interest bearing	1,062,383	1,032,487
Securities sold under agreements to repurchase	42,875	63,705
Federal Home Loan Bank advances	232,265	247,546
Advances by borrowers for taxes and insurance	3,299	5,111
Accrued interest payable	2,168	2,586
Other liabilities	17,428	25,319

TOTAL LIABILITIES	1,393,080	1,405,660

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized;
18,128,272 shares issued	181	181
Additional paid-in capital	177,328	177,330
Retained earnings	75,113	73,726
Unearned employee stock ownership plan shares	(6,677)	(6,826)
Unearned recognition and retention plan shares	(2,429)	(2,629)
Treasury stock, at cost, 4,340,579 shares at September 30, 2002 and 4,065,577 shares at June 30, 2002	(58,155)	(53,212)
Accumulated other comprehensive income (loss)	(2,203)	(3,295)

TOTAL SHAREHOLDERS’ EQUITY	183,158	185,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,576,238	$1,590,935

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,

(Dollars in thousands, except per share data)	2002	2001

INTEREST INCOME
Loans, including fees	$17,755	$21,036
Securities	3,019	2,719
Mortgage-backed and related securities	2,407	4,148

TOTAL INTEREST INCOME	23,181	27,903

INTEREST EXPENSE
Deposits	8,520	11,047
Borrowed funds	3,520	4,043
Repurchase agreements	758	1,325

TOTAL INTEREST EXPENSE	12,798	16,415

NET INTEREST INCOME	10,383	11,488
PROVISION FOR LOAN LOSSES	511	660

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	9,872	10,828

NONINTEREST INCOME
Service charges	1,180	1,030
Security gains, net	105	926
Gain on sale of loans, net	2,232	1,810
Loan servicing income	(1,245)	(177)
Other	604	427

TOTAL NONINTEREST INCOME	2,876	4,016

NONINTEREST EXPENSE
Salaries and benefits	4,042	4,101
Occupancy and equipment	1,407	1,310
Professional fees	294	407
Franchise taxes	397	285
Intangible amortization	248	244
Other	1,986	1,578

TOTAL NONINTEREST EXPENSE	8,374	7,925

INCOME BEFORE INCOME TAX	4,374	6,919

Provision for income tax	1,343	2,156

NET INCOME	$3,031	$4,763

Basic earnings per share	$0.23	$0.34

Diluted earnings per share	$0.23	$0.33

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended September 30,

(Dollars in thousands, except per share data)	2002	2001

Balance at beginning of period	$185,275	$194,036

Comprehensive income:

Net income	3,031	4,763

Change in unrealized losses on interest rate swaps, net of tax	6,984	(2,570)

Loss on termination of interest rate swaps (less amortization of $375), net of tax	(7,788)	0

Change in unrealized gain on securities available for sale, net of tax	1,896	1,870

Comprehensive income	4,123	4,063

Cash dividends declared	(1,644)	(1,802)

Commitment to release employee stock ownership plan shares	246	214

Issuance of 671 shares for acquisition of Insurance Agency	12	9

Commitment to release recognition and retention plan shares	200	210

Stock options exercised	276	1,685

Treasury stock purchased	(5,330)	(3,591)

Balance at end of period	$183,158	$194,824

Cash dividends per share	$0.125	$0.125

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,

(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net cash from (used in) operating activities	$(15,484)	$16,484

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	2,264	52,008
Proceeds from maturities, calls and principal paydowns	21,229	27,711
Purchases	(4,397)	(23,264)
Net change in federal funds sold	36,098	(107,579)
Net change in loans	(19,847)	7,327
Purchase of premises and equipment	(582)	(678)
Additional investment in Coldwell Banker First Place Real Estate, Ltd.	(314)	0

Net cash from (used in) investing activities	34,450	(44,475)

Cash flows from financing activities:
Net change in deposits	33,988	41,979
Net change in advances by borrowers for taxes and insurance	(1,812)	(1,794)
Net change in repurchase agreements	(20,801)	2,303
Cash dividends paid	(1,644)	(1,802)
Proceeds and tax benefit from stock options exercised	276	1,685
Purchase of treasury stock	(5,330)	(3,591)
Net change in overnight Federal Home Loan Bank borrowings	0	(378)
Proceeds from Federal Home Loan Bank borrowings	98,915	0
Repayment of Federal Home Loan Bank borrowings	(114,133)	0
Termination of interest rate swaps	(12,560)	0

Net cash from (used in) financing activities	(23,101)	38,402

Net change in cash and cash equivalents	(4,134)	10,411

Cash and cash equivalents at beginning of period	43,629	29,549

Cash and cash equivalents at end of period	$39,495	$39,960

Supplemental cash flow information:
Cash payments of interest expense	$13,065	$14,325
Cash payments of income taxes	0	403

Supplemental noncash disclosures:
Transfer of loans to other real estate	$819	$221

See accompanying notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1.  Principles of Consolidation:

The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd. and Coldwell Banker First Place Real Estate, Ltd. All significant intercompany balances and transactions have been eliminated in consolidation.

2.  Acquisitions:

In July 2002, the company acquired the remaining one-third interest in Coldwell Banker First Place Real Estate, Ltd. for consideration of $314,000 which increased goodwill.

3.  Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2002 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2002 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to prior periods’ consolidated financial statements and related notes in order to conform with the current period presentation.

4.  Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except per share data)	Three months ended September 30,

	2002	2001

Basic earnings per share computation:
Numerator - Net income	$3,031	$4,763

Denominator - Weighted average common shares outstanding	13,856,028	15,202,000
Less: Average unearned ESOP shares	(677,523)	(736,959)
Less: Average unearned RRP shares	(193,524)	(253,328)

Average shares	12,984,981	14,211,713

Basic earnings per share	$0.23	$0.34

Diluted earnings per share computation:
Numerator - Net income	$3,031	$4,763

Denominator - Weighted average common shares outstanding for basic earnings per share	12,984,981	14,211,713
Dilutive effect of stock options	290,345	252,879
Dilutive effect of RRP shares	16,664	0

Weighted average common shares and common stock equivalents	13,291,990	14,464,592

Diluted earnings per share	$0.23	$0.33

There were no stock options that were antidilutive for the quarter ended September 30, 2002, therefore all stock options were considered in computing diluted earnings per share. Stock options for 21,381 shares of common stock were not considered in computing diluted earnings per share for the quarter ended September 30, 2001 because they were antidilutive.

5.  Effect of New Accounting Pronouncement:

Effective July 1, 2002 Statement 133 Implementation Issue No. C13 required that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to Financial Accounting Standards Board (“FASB”) No. 133. The change in the value of these commitments is reflected in earnings as a component of current period gain or loss on sale of loans. For the quarter ended September 30, 2002, a gain of $950,000 was recorded on these loan commitments.

The effect on net income and earnings per share for the three months ended September 30, 2002 and 2001, excluding the effect of the adoption of this new accounting pronouncement was as follows:

	For the three months ended September 30,

(Dollars in thousands, except per share data)	2002	2001

Reported net income	$3,031	$4,763
Net effect of mortgage loan commitment valuation	618	—

Adjusted net income	$2,413	$4,763

Basic earnings per share:
Reported basic EPS	$0.23	$0.34
Net effect of mortgage loan commitment valuation	.05	—

Adjusted basic EPS	$0.18	$0.34

Diluted earnings per share:
Reported diluted EPS	$0.23	$0.33
Net effect of mortgage loan commitment valuation	.05	—

Adjusted diluted EPS	$0.18	$0.33

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or, in future filings by First Place Financial Corp. with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, changes in the relationship between short- and long-term interest rates, demand for loans in the market areas where the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Comparison of the Three Months Ended September 30, 2002 and 2001

General. Net income for the quarter ended September 30, 2002 totaled $3.0 million, or $.23 per diluted share compared to net income of $4.8 million, or $.33 per diluted share for the quarter ended September 30, 2001. Return on average equity for the quarter was 6.65% compared to 9.73% for the quarter ended September 30, 2001. Return on average assets for the quarter was .76% compared to 1.18% for the quarter ended September 30, 2001.

Net Interest Income. Net interest income for the quarter ended September 30, 2002 totaled $10.4 million, a decrease of $1.1 million, or 10% from $11.5 million for the quarter ended September 30, 2001. The decrease in net interest income resulted primarily from a 32 basis points (“bp”) decline in the net interest margin, from 3.21% for the quarter ended September 30, 2001 to 2.89% for the quarter ended September 30, 2002. A general decline in interest rates combined with a change in the earning asset mix caused the decline in the net interest margin. Average interest-earning assets declined slightly by $14.6 million, or 1.0% to $1,464.3 million and average interest-bearing liabilities also declined slightly by $32.0 million or 2.3% to $1,335.0 million. A $61.7 million reduction in average loan balances in the first quarter of fiscal 2003 compared to the same quarter last year occurred as mortgage loans were refinanced at lower fixed rates and sold in the secondary market to minimize interest rate risk. The decrease in loan balances was offset by an increase in securities which yield less than loans. The change in the composition of the balance sheet resulted, in part, from the Company’s strategy to reduce interest rate risk and increase liquidity during the historically low market interest rate and high refinancing period that existed during much of fiscal year 2002. The yield on average interest-earning assets fell 128 bp. The average funding cost fell less than the average yield on earning assets and was down 100 bp. Longer-term fixed rate borrowings and interest rate swaps kept the cost of funds from falling further. Additional information regarding interest rate swaps is included in the section captioned “Borrowings”.

Provision for Loan Losses. The provision for loan losses was $511,000 for the quarter ended September 30, 2002 compared to $660,000 for the quarter ended September 30, 2001. The decrease in provision expense reflected, in part, a lower level of nonperforming loans at September 30, 2002 of $14.1 million compared to $15.9 million at September 30, 2001. Additionally, annualized net charge-offs to average loans for the quarter ended September 30, 2002 were .23% compared to .33% for the fiscal year ended June 30, 2002. The Company experienced an increase in total nonperforming assets since June 30, 2002 from $12.6 million to $15.4 million at September 30, 2002 primarily due to an increase in delinquent residential construction and one-to-four family mortgage loans.

At September 30, 2002, the allowance for loan losses was 1.02% of portfolio loans outstanding compared to 1.04% at June 30, 2002 and 1.02% at September 30, 2001. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Costs to carry real estate owned are considered in estimating the amount and timing of cash flows and in assessing the fair value of the underlying collateral on impaired loans. The Company reflects actual costs to carry real estate owned as period costs in operations when incurred. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at September 30, 2002.

Noninterest Income. Noninterest income totaled $2.9 million for the quarter ended September 30, 2002, a decrease of $1.1 million from $4.0 million the prior year quarter ended September 30, 2001. Security gains were $821,000 less in this quarter compared to the same quarter in the prior year. In the quarter ended September 30, 2001, the Company sold longer-term securities for the purpose of reducing the overall duration of the portfolio. Additionally, an $835,000 non-cash impairment valuation of the mortgage servicing rights (MSRs) portfolio was recorded in this quarter. The sustained level of historically low market interest rate offerings for home mortgages has contributed to a sharp increase in prepayment speeds on mortgage loans, which in turn leads to a decrease in the estimated present value of the anticipated revenue stream from loans being serviced. The valuation adjustment will increase or decrease in the future depending on changes in interest rates and prepayment speeds. The impairment adjustment plus amortization related to the MSRs exceeded servicing revenue for the quarter.

The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term. The value of the MSRs portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence prepayment speeds. Management believes that the estimated aggregate fair value of the MSRs is fairly stated at September 30, 2002.

Somewhat offsetting the lower securities gains and MSRs valuation adjustment was an increase in gain on sale of loans of $422,000 for a total of $2.2 million in gains for the quarter ended September 30, 2002. The Company experienced a heightened volume of mortgage loan applications and originations during the first quarter of fiscal 2003 which resulted in higher loan sale gains. Recently issued accounting pronouncement, Statement 133 Implementation Issue No. C13 became effective July 1, 2002 and required that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to FASB 133. The change in the value of these commitments is reflected in earnings as a component of current period gain or loss on sale of loans. Accordingly, a gain of $950,000 was recorded on these loan commitments for the quarter ended September 30, 2002. The Company hedges these mortgage loan commitments to limit the exposure to potential movements in market interest rates. Fair value adjustments related to these hedges are also recorded in current period earnings as an adjustment to gain or loss on sale of loans. Accordingly, a loss of $721,000 attributable to the fair value adjustment as of September 30, 2002 was recorded on these hedges.

Noninterest Expense. Noninterest expense increased 5.7% to $8.4 million for the quarter ended September 30, 2002 from $7.9 million for the quarter ended September 30, 2001, an increase of $449,000. The increase was primarily attributable to expenses incurred by Coldwell Banker First Place Real Estate, Ltd., a subsidiary that was not part of the consolidated reporting group during the quarter ended September 30, 2001 as the Company owned one-third interest at that time.

The Company’s efficiency ratio (noninterest expense divided by the sum of taxable equivalent net interest income and noninterest income) was adversely impacted by the lower level of net interest income and noninterest income for the current quarter as described above. The efficiency ratio was 61.9% for the current quarter ended September 30, 2002 and was 52.7% for the prior year quarter ended September 30, 2001.

Income Taxes. Income tax expense totaled $1.3 million for the quarter ended September 30, 2002, a decrease of $813,000 compared to $2.2 million for the prior year quarter ended September 30, 2001 due to the lower net income in the current quarter. The effective tax rate for the quarter ended September 30, 2002 was 30.7%, comparable to 31.2% for the quarter ended September 30, 2001.

Financial Condition

General. Assets totaled $1,576.2 million at September 30, 2002, a decrease of $14.7 million, or 0.9% from $1,590.9 million at June 30, 2002. Capital ratios remain strong, as supported by the ratio of equity to total assets at September 30, 2002 of 11.62%.

Securities. Securities available for sale declined $16.5 million, or 3.6% during the quarter and totaled $446.4 million at September 30, 2002 compared to $462.9 million at June 30, 2002. The decline was primarily due to principal payments received on mortgage related securities. Average balances of securities available for sale for the quarter ended September 30, 2002 were $450.6 million, a decrease of $26.7 million or 5.6% from the quarter ended June 30, 2002.

Loans. Loans receivable totaled $925.9 million at September 30, 2002, an increase of $19.9 million, or 2.2% from $906.0 million at June 30, 2002. The growth in loan balances during the three months since June 30, 2002 was primarily in mortgages, which increased $12.3 million. Average loan balances of $954.2 million for the quarter ended September 30, 2002 increased $3.1 million from $951.1 million for the quarter ended June 30, 2002.

During the current quarter the Company began offering deferred presentment consumer loans through an agency relationship established with CNG Financial Corporation, Inc. (CNG) headquartered in Mason, Ohio. These loans are generally referred to as payday loans. At September 30, 2002, loans outstanding from this new relationship totaled $1.0 million. The Company is continually monitoring the various risks and returns and regulatory considerations associated with the new program to ensure it meets business goals anticipated. The Company projects that this program will contribute modestly to operating earnings for the fiscal year ending June 30, 2003. This information includes forward-looking statements and should be considered within the meaning of the Private Securities Litigation Reform Act of 1995, as discussed in the introduction to Management’s Discussion and Analysis.

Deposits. Deposits increased $33.6 million, or 3.2%, during the quarter and totaled $1,095.0 million at September 30, 2002 compared to $1,061.4 million at June 30, 2002. Non-interest bearing account balances grew $3.8 million or 13.0%. Interest bearing accounts grew 2.9% primarily in time deposits and, to a lesser extent, money market accounts. Average deposit balances during the quarter ended September 30, 2002 were $1,055.0 million compared to $1,035.0 million for the quarter ended June 30, 2002, an increase of 1.9% or $20.0 million.

Borrowings. Repurchase agreements decreased $20.8 million, or 32.7% during the quarter and totaled $42.9 million at September 30, 2002 compared to $63.7 million at June 30, 2002. The decrease was due to scheduled maturities. Federal Home Loan Bank advances declined $15.3 million or 6.2% during the quarter and totaled $232.3 million at September 30, 2002 compared to $247.5 million at June 30, 2002 due primarily to a reduction of short term floating rate advances. Repayments of borrowings was made primarily from short-term investments in fed funds sold.

During the current quarter the Company redeemed interest rate swaps at the fair value of $12.6 million and recorded a loss in other comprehensive income, net of tax, of $8.2 million that will be amortized to interest expense over the remaining original terms of the individual interest rate swap contracts. The amount amortized to expense in future periods is expected to be less than what the net interest cost would have been in each period under the prevailing lower interest rate environment that existed at the time the interest rate swaps were redeemed. Approximately 60% of this expense will be recognized within the next three fiscal years with the remainder to be recognized in essentially equal annual increments through fiscal year 2010.

Capital Resources. Total shareholders’ equity decreased $2.1 million, or 1.1% during the quarter and totaled $183.2 million at September 30, 2002 compared to $185.3 million at June 30, 2002. The overall decline in shareholders’ equity was due to the repurchase of treasury shares for $5.3 million from the Company’s ongoing buy-back program. During the quarter, the company repurchased 304,274 shares at an average price of $17.52 per share. Stock repurchase programs are a component of the company’s strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company are for use in its stock option plan and for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2002 and June 30, 2002.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in First Place Financial Corp.’s 2002 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2002 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These two policies relate to determining the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Noninterest Income”, respectively. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time.

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

The Company is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Company’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Company’s liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the quarter ended September 30, 2002 proceeds from the securities portfolio provided $23.5 million and growth in the loan portfolio used $19.8 million. For the quarter ended September 30, 2001, a decrease in the loan portfolio provided $7.3 million in cash and the securities portfolio provided $79.7 million. Generally, during periods of declining interest rates, the Company would be expected to experience increased loan and mortgage related security prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan and mortgage related security prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are deposits, repurchase agreements and borrowings. For the quarter ended September 30, 2002, growth in deposit accounts provided $33.7 million, a decrease in repurchase agreements used $20.8 million and repayment of borrowings used $15.2 million, net of new borrowings. For the quarter ended September 30, 2001, growth in deposit balances provided $41.8 million, repurchase agreements provided $2.3 million and repayments of borrowings used $378,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have significant impact on the net income of the Company.

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 2002 amounts as a base case, the Company’s net interest income would be impacted by less than the board mandated limits.

The Company hedges the interest rate risk inherent in its pipeline of mortgage loans held for sale. In a period of declining interest rates, hedging values decline and have the effect of reducing the rising gain attributable to the lower rates on sale of the Company’s mortgage loans. However, in a period of rising rates, hedging protects the Company from deterioration in the net margin from loan sales.

Item 4.	Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-Q for the period ended September 30, 2002, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable.

Item 2.	Changes in Securities and Use of Proceeds – Not applicable.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable.

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

Exhibit 99.1 CEO

Exhibit 99.2 CFO

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.
Date: November 14, 2002	/s/ STEVEN R. LEWIS	/s/ THERESE ANN LIUTKUS
	Steven R. Lewis, President and CEO	Therese Ann Liutkus, CFO

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF EXECUTIVE OFFICER

I, Steven R. Lewis, President and Chief Executive Officer of First Place Financial Corp. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ STEVEN R. LEWIS

Steven R. Lewis President and Chief Executive Officer

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF FINANCIAL OFFICER

I, Therese A. Liutkus, Chief Financial Officer of First Place Financial Corp. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ THERESE A. LIUTKUS

Therese A. Liutkus Chief Financial Officer