Form 10-Q
period 2002-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2003-02-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Yes ☒             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,406,977 common shares as of January 31, 2003

SIGNATURES	15

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2002	June 30, 2002

(Dollars in thousands, except share data)	(Unaudited)

ASSETS
Cash and cash equivalents	$39,147	$43,629
Federal funds sold	2,510	40,731
Securities available for sale	380,827	462,927
Loans held for sale	46,813	16,471
Loans	899,433	905,997
Less allowance for loan losses	9,373	9,456

Loans, net	890,060	896,541
Federal Home Loan Bank stock	22,083	21,577
Accrued interest receivable	7,351	9,157
Premises and equipment, net	20,327	20,823
Goodwill	17,155	16,841
Intangibles	5,338	5,819
Other assets	69,897	56,419

TOTAL ASSETS	$1,501,508	$1,590,935

LIABILITIES
Deposits
Non-interest bearing	$36,487	$28,906
Interest bearing	1,064,490	1,032,487
Securities sold under agreements to repurchase	18,514	63,705
Federal Home Loan Bank advances	182,381	247,546
Advances by borrowers for taxes and insurance	4,446	5,111
Accrued interest payable	870	2,586
Other liabilities	14,408	25,319

TOTAL LIABILITIES	1,321,596	1,405,660

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized;
18,128,272 shares issued	181	181
Additional paid-in capital	177,195	177,330
Retained earnings	77,759	73,726
Unearned employee stock ownership plan shares	(6,515)	(6,826)
Unearned recognition and retention plan shares	(2,229)	(2,629)
Treasury stock, at cost, 4,684,767 shares at December 31, 2002 and 4,065,577 shares at June 30, 2002	(64,088)	(53,212)
Accumulated other comprehensive income (loss)	(2,391)	(3,295)

TOTAL SHAREHOLDERS’ EQUITY	179,912	185,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,501,508	$1,590,935

See accompanying notes to consolidated financial statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

INTEREST INCOME
Loans, including fees	$18,110	$20,379	$35,865	$41,416
Securities	2,616	2,968	5,635	5,687
Mortgage-backed and related securities	1,912	3,796	4,319	7,944

TOTAL INTEREST INCOME	22,638	27,143	45,819	55,047

INTEREST EXPENSE
Deposits	8,010	10,411	16,530	21,459
Borrowed funds	2,744	3,993	6,264	8,036
Repurchase agreements	413	1,292	1,171	2,617

TOTAL INTEREST EXPENSE	11,167	15,696	23,965	32,112

NET INTEREST INCOME	11,471	11,447	21,854	22,935
PROVISION FOR LOAN LOSSES	697	660	1,208	1,320

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,774	10,787	20,646	21,615

NONINTEREST INCOME
Service charges	1,249	1,077	2,429	2,107
Security gains, net	324	15	429	941
Gain on sale of loans, net	2,971	2,203	5,203	4,013
Loan servicing income	(714)	144	(1,959)	(33)
Other	956	390	1,560	817

TOTAL NONINTEREST INCOME	4,786	3,829	7,662	7,845

NONINTEREST EXPENSE
Salaries and benefits	4,399	3,422	8,441	7,523
Occupancy and equipment	1,402	1,350	2,809	2,660
Professional fees	456	290	750	697
Franchise taxes	402	284	799	569
Intangible amortization	245	244	493	488
Other	2,256	1,690	4,242	3,268

TOTAL NONINTEREST EXPENSE	9,160	7,280	17,534	15,205

INCOME BEFORE INCOME TAX	6,400	7,336	10,774	14,255

Provision for income tax	2,112	2,556	3,455	4,712

NET INCOME	$4,288	$4,780	$7,319	$9,543

Basic earnings per share	$0.34	$0.34	$0.57	$0.68

Diluted earnings per share	$0.33	$0.34	$0.56	$0.66

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Balance at beginning of period	$183,158	$194,824	$185,275	$194,036

Comprehensive income:

Net income	4,288	4,780	7,319	9,543

Change in unrealized losses on interest rate swaps, net of tax	0	804	6,984	(1,766)

Loss on termination of interest rate swaps, net of tax	0	0	(8,164)	0

Loss on termination of interest rate swaps reclassified into income, net of tax	517	0	893	0

Change in unrealized gain on securities available for sale, net of tax	(706)	(1,646)	1,190	224

Comprehensive income	4,099	3,938	8,222	8,001

Cash dividends declared	(1,641)	(1,790)	(3,285)	(3,592)

Commitment to release employee stock ownership plan shares	264	211	510	425

Issuance of 671 shares for acquisition of Insurance Agency	0	0	12	9

Commitment to release recognition and retention plan shares	200	210	400	420

Stock options exercised	164	295	440	1,980

Treasury stock purchased	(6,332)	(7,267)	(11,662)	(10,858)

Balance at end of period	$179,912	$190,421	$179,912	$190,421

Cash dividends per share	$0.125	$0.125	$0.250	$0.250

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,

(Dollars in thousands)	2002	2001

Cash flows from operating activities:
Net cash from (used in) operating activities	$(33,769)	$(3,472)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	39,113	66,947
Proceeds from maturities, calls and principal paydowns	67,528	58,719
Purchases	(23,060)	(136,458)
Net change in federal funds sold	38,221	(36,381)
Net change in loans	6,238	23,015
Purchase of premises and equipment	(789)	(866)
Investments in Coldwell Banker First Place Real Estate, Ltd.	(314)	(300)

Net cash from (used in) investing activities	126,937	(25,324)

Cash flows from financing activities:
Net change in deposits	40,255	56,606
Net change in advances by borrowers for taxes and insurance	(665)	152
Net change in repurchase agreements	(45,134)	5,478
Cash dividends paid	(3,285)	(3,592)
Proceeds and tax benefit from stock options exercised	440	1,980
Purchase of treasury stock	(11,662)	(10,858)
Net change in overnight Federal Home Loan Bank borrowings	0	(703)
Proceeds from Federal Home Loan Bank borrowings	354,719	0
Repayment of Federal Home Loan Bank borrowings	(419,758)	(4,000)
Termination of interest rate swaps	(12,560)	0

Net cash from (used in) financing activities	(97,650)	45,063

Net change in cash and cash equivalents	(4,482)	16,267

Cash and cash equivalents at beginning of period	43,629	29,549

Cash and cash equivalents at end of period	$39,147	$45,816

Supplemental cash flow information:
Cash payments of interest expense	$24,087	$32,353
Cash payments of income taxes	2,300	2,873

Supplemental noncash disclosures:
Transfer of loans to other real estate	$1,449	$319

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

2. Acquisitions:

At June 30, 2002, the Company owned two-thirds interest in Coldwell Banker First Place Real Estate, Ltd. In July 2002, the Company acquired the remaining one-third interest in the business for consideration of $314,000. The acquisition consideration was allocated to goodwill.

3. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2002 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2002 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items) that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to prior periods’ consolidated financial statements and related notes in order to conform to the current period presentation.

4. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except per share data)	Three months ended December 31,		Six months ended December 31,

	2002	2001	2002	2001

Basic earnings per share computation:
Numerator - Net income	$4,288	$4,780	$7,319	$9,543

Denominator - Weighted average common shares outstanding	13,615,526	14,859,005	13,735,777	15,014,531
Less: Average unearned ESOP shares	(662,632)	(722,099)	(670,078)	(729,529)
Less: Average unearned RRP shares	(178,879)	(237,404)	(186,201)	(245,366)

Average shares	12,774,015	13,899,502	12,879,498	14,039,636

Basic earnings per share	$0.34	$0.34	$0.57	$0.68

Diluted earnings per share computation:
Numerator - Net income	$4,288	$4,780	$7,319	$9,543

Denominator - Weighted average common shares outstanding for basic earnings per share	12,774,015	13,899,502	12,879,498	14,039,636
Dilutive effect of stock options	242,636	351,489	266,953	302,184
Dilutive effect of RRP shares	10,993	14,236	13,828	11,118

Weighted average common shares and common stock equivalents	13,027,644	14,265,227	13,160,279	14,352,938

Diluted earnings per share	$0.33	$0.34	$0.56	$0.66

Stock options for 33,117 and 21,381 shares of common stock were not considered in computing diluted earnings per share for the quarters ended December 31, 2002 and 2001, respectively, because they were antidilutive. Stock options for 24,621 and 21,381 shares of common stock were not considered in computing diluted earnings per share for the six months ended December 31, 2002 and 2001, respectively, because they were antidilutive.

5. Effect of New Accounting Pronouncement:

Effective July 1, 2002, Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. C13 required that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to Financial Accounting Standards Board (“FASB”) No. 133. The change in the value of these commitments is reflected in earnings as a component of current period gain or loss on sale of loans. For the three and six months ended December 31, 2002, a pre-tax gain of $273,000 and $1,223,000, respectively, was recorded on these loan commitments.

The effect on net income and earnings per share for the three months and six months ended December 31, 2002 and 2001, excluding the effect of the adoption of this new accounting pronouncement was as follows:

	Three months ended December 31,		Six months ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Reported net income	$4,288	$4,780	$7,319	$9,543
Net effect of mortgage loan commitment valuation	(177)	—	(795)	—

Adjusted net income	$4,111	$4,780	$6,524	$9,543

Basic earnings per share:
Reported basic EPS	$0.34	$0.34	$0.57	$0.68
Net effect of mortgage loan commitment valuation	(.01)	—	(.06)	—

Adjusted basic EPS	$0.33	$0.34	$0.51	$0.68

Diluted earnings per share:
Reported diluted EPS	$0.33	$0.34	$0.56	$0.66
Net effect of mortgage loan commitment valuation	(.01)	—	(.06)	—

Adjusted diluted EPS	$0.32	$0.34	$0.50	$0.66

On October 1, 2002, FASB issued Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions”, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FASB No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretations No. 9, Applying APB Opinions No. 16 and 17 “When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FASB No. 141, “Business Combinations”, and FASB No. 142, “Goodwill and Other Intangible Assets”. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements that are a part of this filing.

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

Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, changes in policies by regulatory agencies, fluctuations in interest rates, changes in the relationship between short- and long-term interest rates, demand for loans in the market areas where the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
Comparison of the Three and Six Months Ended December 31, 2002 and 2001

General. Net income for the three months ended December 31, 2002 totaled $4.3 million, or $0.33 per diluted share compared to net income of $4.8 million, or $0.34 per diluted share for the three months ended December 31, 2001. Return on average equity for the quarter was 9.39% compared to 9.93% for the three months ended December 31, 2001. Return on average assets for the quarter was 1.09% compared to 1.15% for the three months ended December 31, 2001.

Net income for the six months ended December 31, 2002 totaled $7.3 million, or $0.56 per diluted share compared to net income of $9.5 million, or $0.66 per diluted share for the six months ended December 31, 2001. Return on average equity for the six months ended December 31, 2002 was 8.02% compared to 9.83% for the six months ended December 31, 2001 and return on average assets for the six months ended December 31, 2002 was 0.92% compared to 1.16% for the same period in the prior year.

Net Interest Income. Net interest income for the quarter ended December 31, 2002 totaled $11.5 million, an increase of $24,000 over the quarter ended December 31, 2001. A $4.5 million decline in interest income was offset by an equal decline in interest expense. Contributing to the decline in interest income was a decrease in average interest-earning assets of $131.3 million compared to the prior year period and a general decline in interest rates. The decrease in average interest-earning assets was primarily due to the refinancing and sale of fixed rate portfolio mortgage loans and a reduction in short-term investments. The yield on average interest-earning assets declined by 73 basis points (“bp”), a combination of a decline in interest rates offset somewhat by an improvement in asset mix. The improvement in asset mix resulted from a decrease in lower yielding short-term assets as a percentage of total earning assets. The decline in interest expense was attributable to a decrease of $88.5 million in average interest-bearing liabilities and overall lower interest rates. The decrease in average interest-bearing liabilities was primarily a result of scheduled repayments of repurchase agreements and Federal Home Loan Bank advances and a reduction in short-term borrowings. The yield on average interest-bearing liabilities decreased by 111 bp, caused by a general decline in interest rates and an improvement in liability mix. The improvement in liability mix resulted from a decrease in higher cost borrowings and an increase in lower cost deposits. The change in the mix of interest-earning assets and interest-bearing liabilities had a significant favorable impact on the net interest margin. The net interest margin increased from 3.08% for the quarter ended December 31, 2001 to 3.30% for the quarter ended December 31, 2002.

Net interest income for the six month period ended December 31, 2002 was $21.9 million, a decrease of $1.0 million from $22.9 million for the six month period ended December 31, 2001. The decline in net interest income was primarily caused by a decrease in average interest-earning assets and a general decline in interest rates. Average interest-earning assets decreased $67.9 million primarily from a reduction in loans caused by the refinancing and sale of fixed rate portfolio mortgage loans. Average interest-bearing liabilities declined by $60.2 million in the six month period ended December 31, 2002 compared to the prior year period reflecting a decrease in average balances of repurchase agreements and other borrowings of $94.3 million partially offset by growth in deposits of $34.1 million. The net interest margin was 3.09% for the six months ended December 31, 2002 compared to 3.15% for the prior year period. The decrease was caused primarily by the reduced yield on average interest-earning assets from the general decline in interest rates partially offset by the reduced cost of average interest-bearing liabilities.

Provision for Loan Losses. The provision for loan losses was $697,000 for the three months ended December 31, 2002 compared to $660,000 for the three months ended December 31, 2001, an increase of $37,000.

Net charge-offs for the quarter ended December 31, 2002 were significantly lower than net charge-offs for the prior year quarter ended December 31, 2001 in absolute terms and were 0.32% of average loans in the current quarter compared to 0.81% in the prior year quarter. For the six months ended December 31, 2002 the provision for loan losses was $1,208,000, down $112,000 from the six month period ended December 31, 2001, reflecting in part an overall decline in net charge-offs. Annualized net charge-offs to average loans for the six months ended December 31, 2002 were 0.28% compared to 0.45% for the six months ended December 31, 2001. The Company experienced an increase in nonperforming assets since June 30, 2002 from $12.6 million to $16.3 million at December 31, 2002 primarily due to an increase in one-to-four family mortgage loans. At December 31, 2002, the allowance for loan losses was 1.04% of portfolio loans outstanding, the same level as of fiscal year end June 30, 2002.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses is adequate at December 31, 2002.

Noninterest Income. Noninterest income totaled $4.8 million for the three months ended December 31, 2002, an increase of 25% over the three months ended December 31, 2001. Noninterest income totaled $7.7 million for the six months ended December 31, 2002, a decrease of $182,000 compared to the six months ended December 31, 2001.

Gains on sale of loans were $3.0 million for the three months ended December 31, 2002 compared to $2.2 million for the prior year period, an increase of $800,000. The Company originated $247 million in mortgages for the quarter ended December 31, 2002, an increase of 22% over the prior year quarter. Gain on sale of loans was $5.2 million for the six months ended December 31, 2002 compared to $4.0 million for the prior year, an increase of $1.2 million, primarily because of increased mortgage loan originations and sales resulting from a low interest rate environment favorable to mortgage banking activity. DIG Issue No. C13 became effective July 1, 2002 and required that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to FASB 133. The change in the value of these commitments is reflected in earnings as a component of current period gain or loss on sale of loans. Accordingly, gains of $273,000 and $1.2 million, respectively, were recorded on these loan commitments for the quarter and six months ended December 31, 2002. The Company hedges mortgage loan commitments and loans held for sale to limit the exposure to potential movements in interest rates. Fair value adjustments related to these hedges are also recorded in current period earnings as an adjustment to gain or loss on sale of loans. For the quarter and six months ended December 31, 2002, losses of $493,000 and $1.2 million, respectively, were recorded on these hedges.

Security gains were $324,000 for the three months ended December 31, 2002, compared to $15,000 for the three months ended December 31, 2001. Certain securities were sold in the current quarter that were anticipated to have very rapid prepayments or be called due to continued low interest rates. Security gains of $429,000 for the six months ended December 31, 2002 were $512,000 below the total gains of $941,000 for the prior year period. The prior year six month period included the sale of long-term fixed rate securities that were sold to reduce the overall duration of the securities portfolio and improve the Company’s interest rate risk profile.

Service charges increased 16% to $1.2 million for the three months ended December 31, 2002 over the same period in the prior year. Service charge revenue totaled $2.4 million for the six months ended December 31, 2002 compared to $2.1 million for the prior year period, an increase of 15%. In both cases, the improvement was due to an increase in revenue from transaction accounts and ATM transactions due primarily to price increases.

Other revenues increased $566,000 in the current quarter and $743,000 in the current six month period compared to the comparable periods in the prior year. The increases resulted primarily from the acquisition and expansion of the Company’s real estate affiliate.

The Company generally retains the servicing rights of mortgage loans that it originates and sells into secondary markets.

The Company monitors the effect of changing interest rates and prepayment speeds on the estimated value of the mortgage servicing rights (MSRs) and recorded a non-cash impairment valuation of $99,000 during the quarter as a reduction to servicing income compared to an impairment valuation of $52,000 in the prior year quarter. Additionally, amortization of the related capitalized servicing asset is netted against servicing revenue in noninterest income. Accelerated amortization caused by rapid prepayment of loans in a lower rate environment combined with the impairment adjustment resulted in a servicing loss of $714,000 in the current year quarter compared to net servicing income of $144,000 in the quarter ended December 31, 2001. Loan servicing income decreased $1.9 million to a net loss of $2.0 million for the six months ended December 31, 2002 compared to the prior year period. The net loss for the six months included a total of $933,000 for non-cash impairment adjustments of the value of MSRs compared to $52,000 for the six months ended December 31, 2001. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term. The value of the MSRs portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs is fairly stated at December 31, 2002.

Noninterest Expense. Noninterest expense was $9.2 million for the three months ended December 31, 2002 compared to $7.3 million for the three months ended December 31, 2001. Noninterest expense for the six months ended December 31, 2002 was $17.5 million compared to $15.2 million for the six months ended December 31, 2001. The percentage increases in noninterest expense for the quarter and fiscal year-to-date were 26% and 15%, respectively. The efficiency ratio was 55.55% for the three month period and 58.42% for the six month period ended December 31, 2002.

Salaries and benefits expense was 29% higher in the current quarter compared to the prior year period due primarily to employee costs related to increased loan production and the acquisition and expansion of the Company’s real estate affiliate. Similarly, salaries and benefits were 12% higher for the six months ended December 31, 2002 compared to the prior year period. Professional fees increased by 57% in the current year quarter and 8% for the six months ended December 31, 2002 compared to the prior year periods. The increase in fees for the quarter related primarily to business expansion and the outsourcing of some collection activities. Franchise taxes increased by $118,000 and $230,000 for the three and six month periods ended December 31, 2002 respectively, compared to the prior year due to increases in the taxable asset base. Other expense increases for the current year quarter and fiscal year-to-date occurred primarily from increases in costs attributable to higher loan production volumes.

Income Taxes. Income tax expense totaled $2.1 million for the quarter ended December 31, 2002, a decrease of $443,000 compared to $2.6 million for the prior year quarter ended December 31, 2001 due to the lower net income in the current quarter. The effective tax rate for the quarter ended December 31, 2002 was 33.0% compared to 34.8% for the quarter ended December 31, 2001. Income tax expense totaled $3.5 million for the six months ended December 31, 2002, a decrease of $1.2 million compared to $4.7 million for the prior year period due to lower net income in the current period.

Financial Condition

General. Assets totaled $1,501.5 million at December 31, 2002, a decrease of $89.4 million, or 5.6% from $1,590.9 million at June 30, 2002. Generally, assets have declined as the Company used federal funds sold and principal payments on mortgage related securities to repay the scheduled maturity of borrowings. Capital ratios remain strong, as supported by the ratio of equity to total assets at December 31, 2002 of 11.98%.

Securities. Securities available for sale declined $82.1 million, or 17.7% during the quarter and totaled $380.8 million at December 31, 2002 compared to $462.9 million at June 30, 2002. The decline was primarily due to principal payments received on mortgage related securities and the sale of certain securities as previously discussed. Average balances of securities available for sale for the quarter ended December 31, 2002 were $411.5 million, a decrease of $39.1 million or 8.7% from the quarter ended September 30, 2002.

Loans. Loans receivable, excluding loans held for sale, totaled $899.4 million at December 31, 2002, a decrease of $6.6 million, or 0.7% from $906.0 million at June 30, 2002. The decrease in loan balances since June 30, 2002 was primarily in mortgages, which decreased $15.2 million, partially offset by growth in commercial balances of $9.5 million. Average loan balances including loans held for sale of $965.2 million for the quarter ended December 31, 2002 increased $11.0 million from $954.2 million for the quarter ended September 30, 2002.

During the quarter ended September 30, 2002 the Company began offering short-term deferred presentment consumer loans, also known as payday loans, in the state of Texas.

Due to recent shifts in the regulatory climate on a national level toward the payday lending industry, the Company has been directed by the Office of Thrift Supervision (OTS) to discontinue making payday loans in Texas and to terminate its relationship with CNG, Inc. of Texas. The balances in payday loans at December 31, 2002 were $2.2 million, consequently, discontinuing the program will not have a material impact on the Company. The Company expects an orderly exit from the program.

Deposits. Deposits increased $39.6 million, or 3.7%, during the quarter and totaled $1,101.0 million at December 31, 2002 compared to $1,061.4 million at June 30, 2002. Non-interest bearing account balances grew $7.6 million or 26.3%. Interest bearing accounts grew 3.1% primarily in money market accounts and time deposits. Average deposit balances during the quarter ended December 31, 2002 were $1,065.7 million compared to $1,055.0 million for the quarter ended September 30, 2002, an increase of 1.0% or $10.7 million.

Borrowings. Repurchase agreements decreased $45.2 million, or 71.0% from $63.7 million at June 30, 2002 and totaled $18.5 million at December 31, 2002. The decrease was due to scheduled maturities. Federal Home Loan Bank advances declined $65.1 million or 26.3% to $182.4 million at December 31, 2002 compared to $247.5 million at June 30, 2002 due primarily to a reduction of short-term floating rate advances. Repayments of repurchase agreements and Federal Home Loan Bank advances were made primarily from short-term investments in fed funds sold and the proceeds received from the principal amortization and sale of securities. The Company monitors borrowings as part of its liquidity management, cash flow, and asset/liability management. Future borrowing commitments will depend on these factors and other changes in the balance sheet.

During the quarter ended September 30, 2002 the Company redeemed interest rate swaps, which were being used to hedge certain FHLB advances, at the fair value of $12.6 million and recorded a loss in other comprehensive income, net of tax, of $8.2 million that is being amortized to interest expense over the remaining original terms of the individual interest rate swap contracts. The amount to be amortized to expense is expected to be less than what the net interest cost would have been in each period under the prevailing lower interest rate environment that existed at the time the interest rate swaps were redeemed. Approximately 60% of this expense will be recognized within the next three fiscal years with the remainder to be recognized in essentially equal annual increments through fiscal year 2010.

Capital Resources. Total shareholders’ equity decreased $5.4 million, or 2.9% and totaled $179.9 million at December 31, 2002 compared to $185.3 million at June 30, 2002. The overall decline in shareholders’ equity was due to the repurchase of treasury shares from the Company’s ongoing buy-back program. During the quarter ended December 31, 2002 the Company repurchased 373,500 shares at an average price of $16.95 per share. As of December 31, 2002, there were 134,709 shares remaining under the stock buy-back program approved by the board of directors on July 16, 2002. Stock repurchase programs are a component of the Company’s strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used for its stock option plan and for general corporate purposes such as expansion and acquisitions or future capital requirements.

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at December 31, 2002 and June 30, 2002. At December 31, 2002, the ratios of the Bank were 9.2%, 15.4%, and 16.4%, respectively.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in First Place Financial Corp.’s 2002 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 30, 2002. Some of these accounting policies, as discussed below, are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company has identified two accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. These two policies relate to determining the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. Additional information regarding these policies is included in the sections captioned “Provision for Loan Losses” and “Noninterest Income”, respectively.

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

Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Company are originating loans and purchasing securities. For the six months ended December 31, 2002 proceeds from the securities portfolio provided $106.6 million and a decrease in the loan portfolio provided $6.2 million. For the six months ended December 31, 2001, a decrease in the securities portfolio provided $125.7 million and the loan portfolio provided $23.0 million. Generally, during periods of declining interest rates, the Company would be expected to experience increased loan and mortgage related security prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan and mortgage related security prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. For the six months ended December 31, 2002, growth in deposit accounts provided $40.3 million, a decrease in repurchase agreements used $45.1 million and repayment of borrowings used $65.1 million, net of new borrowings. For the six months ended December 31, 2001, growth in deposit balances provided $56.6 million, repurchase agreements provided $5.5 million and repayments of borrowings used $4.7 million.

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

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using December 2002 amounts as a base case, the Company’s net interest income would be impacted by less than the board mandated limits.

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

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-Q for the period ended December 31, 2002, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The Company held its annual meeting of shareholders on November 21, 2002. The matters approved by shareholders at the annual meeting and the voting results as to each matter are set forth below.

Election of Directors for a three-year term:

Name	For	Withheld
Donald Cagigas	11,329,504	239,361
Jeffrey L. Francis	10,661,103	907,762
Steven R. Lewis	10,704,618	864,247
Samuel A. Roth	11,398,083	170,782
Dr. Ronald P. Volpe	11,367,300	201,565

Ratification of the appointment of Crowe, Chizek and Company, LLP, as independent auditors for the fiscal year ending June 30, 2003:

For	Against	Abstain
11,382,032	101,129	85,704

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits and Reports on Form 8-K – None to be reported

Exhibit 99.1 CEO

Exhibit 99.2 CFO

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.
Date: February 14, 2003	/s/ STEVEN R. LEWIS	/s/ DAVID L. MEAD

	Steven R. Lewis, President and Chief Executive Officer	David L. Mead, Chief Financial Officer

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF EXECUTIVE OFFICER

I, Steven R. Lewis, President and Chief Executive Officer of First Place Financial Corp. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ STEVEN R. LEWIS

Steven R. Lewis President and Chief Executive Officer

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.
CHIEF FINANCIAL OFFICER

I, David L. Mead, Chief Financial Officer of First Place Financial Corp. (the “Company”), certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ DAVID L. MEAD

David L. Mead Chief Financial Officer