Form 10-Q
period 2003-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2003-05-14
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act).  Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,299,887 common shares as of April 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2003	June 30, 2002
(Dollars in thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$28,630	$43,629
Federal funds sold	2,161	40,731
Securities available for sale	375,910	462,927
Loans held for sale	39,725	16,471
Loans	909,126	905,997
Less allowance for loan losses	9,539	9,456

Loans, net	899,587	896,541
Federal Home Loan Bank stock	22,300	21,577
Accrued interest receivable	7,205	9,157
Premises and equipment, net	20,012	20,823
Goodwill	18,455	16,841
Intangibles	5,093	5,819
Other assets	96,445	56,419

TOTAL ASSETS	$1,515,523	$1,590,935

LIABILITIES
Deposits
Non-interest bearing	$34,847	$28,906
Interest bearing	1,040,319	1,032,487
Securities sold under agreements to repurchase	9,542	63,705
Federal Home Loan Bank advances	231,305	247,546
Advances by borrowers for taxes and insurance	2,960	5,111
Accrued interest payable	1,759	2,586
Other liabilities	14,813	25,319

TOTAL LIABILITIES	1,335,545	1,405,660

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized; 18,128,272 shares issued	181	181
Additional paid-in capital	177,208	177,330
Retained earnings	80,504	73,726
Unearned employee stock ownership plan shares	(6,367)	(6,826)
Unearned recognition and retention plan shares	(2,028)	(2,629)
Treasury stock, at cost, 4,815,633 shares at March 31, 2003 and 4,065,577 shares at June 30, 2002	(66,239)	(53,212)
Accumulated other comprehensive income (loss)	(3,281)	(3,295)

TOTAL SHAREHOLDERS’ EQUITY	179,978	185,275

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,515,523	$1,590,935

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$17,049	$19,330	$52,914	$60,746
Securities	2,437	3,371	8,072	9,058
Mortgage-backed and related securities	1,430	3,034	5,749	10,977

TOTAL INTEREST INCOME	20,916	25,735	66,735	80,781

INTEREST EXPENSE
Deposits	7,393	9,629	23,923	31,087
Borrowed funds	2,519	3,943	8,783	11,979
Repurchase agreements	51	1,259	1,222	3,876

TOTAL INTEREST EXPENSE	9,963	14,831	33,928	46,942

NET INTEREST INCOME	10,953	10,904	32,807	33,839
PROVISION FOR LOAN LOSSES	768	1,010	1,976	2,330

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,185	9,894	30,831	31,509
NONINTEREST INCOME
Service charges	1,341	1,160	3,770	3,267
Security gains, net	355	412	784	1,353
Gain on sale of loans, net	3,222	1,770	8,425	5,783
Loan servicing income	(1,281)	(452)	(3,240)	(485)
Other	2,162	813	3,722	1,630

TOTAL NONINTEREST INCOME	5,799	3,703	13,461	11,548

NONINTEREST EXPENSE
Salaries and benefits	4,804	4,562	13,245	12,085
Occupancy and equipment	1,463	1,323	4,272	3,983
Professional fees	344	437	1,094	1,134
Franchise taxes	441	409	1,240	978
Intangible amortization	246	248	739	736
Other	2,085	1,705	6,327	4,973

TOTAL NONINTEREST EXPENSE	9,383	8,684	26,917	23,889

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	6,601	4,913	17,375	19,168

INCOME TAX AND MINORITY INTEREST
Provision for income tax	2,151	1,495	5,606	6,207
Minority interest in income (loss) of consolidated subsidiary	39	(17)	39	(17)

NET INCOME	$4,411	$3,435	$11,730	$12,978

Basic earnings per share	$0.35	$0.25	$0.92	$0.94

Diluted earnings per share	$0.34	$0.25	$0.90	$0.91

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Balance at beginning of period	$179,912	$190,421	$185,275	$194,036
Comprehensive income:
Net income	4,411	3,435	11,730	12,978
Change in unrealized losses on interest rate swaps, net of tax	0	1,897	6,984	131
Loss on termination of interest rate swaps, net of tax	0	0	(8,164)	0
Loss on termination of interest rate swaps reclassified into income, net of tax	429	0	1,322	0
Change in unrealized gain on securities available for sale, net of tax	(1,319)	(2,821)	(129)	(2,597)

Comprehensive income	3,521	2,511	11,743	10,512
Cash dividends declared	(1,667)	(1,729)	(4,952)	(5,321)
Commitment to release employee stock ownership plan shares	244	249	754	674
Issuance of 671 shares for acquisition of Insurance Agency	0	0	12	9
Commitment to release recognition and retention plan shares	201	210	601	630
Stock options exercised	103	602	543	2,582
Treasury stock purchased	(2,336)	(7,143)	(13,998)	(18,001)

Balance at end of period	$179,978	$185,121	$179,978	$185,121

Cash dividends per share	$0.125	$0.125	$0.375	$0.375

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31
(Dollars in thousands)	2003	2002
Cash flows from operating activities:
Net cash from (used in) operating activities	$(30,449)	$59,725
Cash flows from investing activities:
Securities available for sale
Proceeds from sales	48,767	77,720
Proceeds from maturities, calls and principal paydowns	105,300	92,845
Purchases	(67,268)	(250,669)
Net change in federal funds sold	38,570	(57,183)
Net change in loans	(3,373)	38,175
Purchase of premises and equipment	(1,101)	(1,119)
Investment in bank owned life insurance	(15,000)	0
Investment in APB Financial Group, Ltd.	(1,300)	0
Investments in Coldwell Banker First Place Real Estate, Ltd.	(314)	(300)

Net cash from (used in) investing activities	104,281	(100,531)

Cash flows from financing activities:
Net change in deposits	14,444	76,750
Net change in advances by borrowers for taxes and insurance	(2,151)	(1,966)
Net change in repurchase agreements	(54,105)	5,557
Cash dividends paid	(4,952)	(5,321)
Proceeds and tax benefit from stock options exercised	543	2,582
Purchase of treasury stock	(13,998)	(18,001)
Net change in overnight Federal Home Loan Bank borrowings	0	(916)
Proceeds from Federal Home Loan Bank borrowings	557,769	0
Repayment of Federal Home Loan Bank borrowings	(573,821)	(9,600)
Termination of interest rate swaps	(12,560)	0

Net cash from (used in) financing activities	(88,831)	49,085

Net change in cash and cash equivalents	(14,999)	8,279
Cash and cash equivalents at beginning of period	43,629	29,549

Cash and cash equivalents at end of period	$28,630	$37,828

Supplemental cash flow information:
Cash payments of interest expense	$32,564	$45,637
Cash payments of income taxes	3,580	4,051
Supplemental noncash disclosures:
Transfer of loans to other real estate	$1,638	$319

See accompanying notes to consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

1. Principles of Consolidation:

The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The consolidated financial statements also include subsidiaries of First Place Holdings, Inc.—First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., and Title Works Agency, LLC. Please refer to Note 2, Acquisitions, for additional information regarding APB Financial Group, Ltd. and Title Works Agency, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Acquisitions:

At June 30, 2002, the Company owned two-thirds interest in Coldwell Banker First Place Real Estate, Ltd., a real estate agency/brokerage located in Warren and Youngstown, Ohio. In July 2002, the Company acquired the remaining one-third interest in the business for consideration of $314,000. The acquisition consideration was allocated to goodwill. In January 2003, the Company acquired APB Financial Group, Ltd., an employee benefit consulting firm headquartered in Warrendale, Pennsylvania for consideration of $1.3 million, which has been initially allocated to goodwill. The Company is in the process of obtaining valuations of certain intangible assets acquired in this transaction, thus, the allocation of the purchase price is subject to change. Also in January 2003, the Company acquired an additional 26% ownership in Title Works Agency, LLC for consideration of $22,000, increasing the ownership position of the Company to 75%.

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

4. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine month ended March 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Basic earnings per share computation:
Numerator – Net income	$4,411	$3,435	$11,730	$12,978

Denominator – Weighted average common shares outstanding	13,374,670	14,456,061	13,617,165	14,831,091
Less: Average unearned ESOP shares	(647,788)	(707,142)	(662,756)	(722,175)
Less: Average unearned RRP shares	(163,932)	(221,603)	(178,887)	(237,560)

Average shares	12,562,950	13,527,316	12,775,522	13,871,356

Basic earnings per share	$0.35	$0.25	$0.92	$0.94

Diluted earnings per share computation:
Numerator – Net income	$4,411	$3,425	$11,730	$12,978

Denominator – Weighted average common shares outstanding for basic earnings per share	12,562,950	13,527,316	12,775,522	13,871,356
Dilutive effect of stock options	231,892	392,879	255,524	356,351
Dilutive effect of RRP shares	9,940	19,247	12,532	13,827

Weighted average common shares and common stock equivalents	12,804,782	13,939,442	13,043,578	14,241,534

Diluted earnings per share	$0.34	$0.25	$0.90	$0.91

Stock options for 33,117 and 21,381 shares of common stock were not considered in computing diluted earnings per share for the quarters ended March 31, 2003 and 2002, respectively, because they were antidilutive. Stock options for 24,621 and 21,381 shares of common stock were not considered in computing diluted earnings per share for the nine months ended March 31, 2003 and 2002, respectively, because they were antidilutive.

5. Effect of New Accounting Pronouncement:

Effective July 1, 2002, Derivatives Implementation Group (DIG) Statement 133 Implementation Issue No. C13 required that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to Statement of Financial Accounting Standards (“SFAS”) No. 133. The change in the value of these commitments is reflected in earnings as a component of current period gain or loss on sale of loans. For the three months ended March 31, 2003, a pre-tax loss of $618,000 was recorded on these loan commitments. For the nine months ended March 31, 2003, a pre-tax gain, net of losses, of $605,000 was recorded on these loan commitments.

The effect on net income and earnings per share for the three and nine months ended March 31, 2003 and 2002, excluding the effect of the adoption of this new accounting pronouncement was as follows:

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Reported net income	$4,411	$3,435	$11,730	$12,978
Net effect of mortgage loan commitment valuation	402	—	(393)	—

Adjusted net income	$4,813	$3,435	$11,337	$12,978

Basic earnings per share:
Reported basic EPS	$0.35	$0.25	$0.92	$0.94
Net effect of mortgage loan commitment valuation	0.03	—	(0.03)	—

Adjusted basic EPS	$0.38	$0.25	$0.89	$0.94

Diluted earnings per share:
Reported diluted EPS	$0.34	$0.25	$0.90	$0.91
Net effect of mortgage loan commitment valuation	0.03	—	(0.03)	—

Adjusted diluted EPS	$0.37	$0.25	$0.87	$0.91

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, effective for certain business combinations initiated after October 1, 2002. This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, and FASB Interpretations No. 9, Applying APB Opinions No. 16 and 17 “When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method”. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

The Company has stock option plans for certain employees that are accounted for under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. Because the exercise price at the date of the grant is equal to the market value of the stock, no compensation expense is recognized. On December 31, 2002 FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

The following pro forma disclosures present the Company’s net income and earning per share, determined as if the Company had recognized compensation expense for its employee stock options under the fair value method under the provisions of SFAS No. 123:

	Nine months ended March 31,
(Dollars in thousands, except per share data)	2003	2002
Net income, as reported	$11,730	$12,978
Less pro forma expense related to options granted,
net of tax	(285)	(243)

Pro forma net income	$11,445	$12,735

Pro forma net income per share:
Basic – as reported	$0.92	$0.94
Basic – pro forma	$0.90	$0.92
Diluted – as reported	$0.90	$0.91
Diluted – pro forma	$0.88	$0.89

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statement,” and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPE’s). Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning July 1, 2003, for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have an effect on the Company’s consolidated financial statements.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2003 and 2002

General. Net income for the three months ended March 31, 2003 totaled $4.4 million, or $0.34 per diluted share compared to net income of $3.4 million, or $0.25 per diluted share for the three months ended March 31, 2002. Return on average equity for the quarter was 9.94% compared to 7.32% for the three months ended March 31, 2002. Return on average assets for the quarter was 1.20% compared to 0.83% for the three months ended March 31, 2002.

Net income for the nine months ended March 31, 2003 totaled $11.7 million, or $0.90 per diluted share compared to net income of $13.0 million, or $0.91 per diluted share for the nine months ended March 31, 2002. Return on average equity for the nine months ended March 31, 2003 was 8.65% compared to 9.01% for the nine months ended March 31, 2002 and return on average assets for the nine months ended March 31, 2003 was 1.01% compared to 1.05% for the same period in the prior year.

Net Interest Income. Net interest income for the quarter ended March 31, 2003 totaled $11.0 million, an increase of $49,000 over the quarter ended March 31, 2002. A $4.8 million decline in interest income was offset by an equal decline in interest expense. Contributing to the decline in interest income was a decrease in average interest-earning assets of $197.5 million compared to the prior year period and a general decline in interest rates. The decrease in average interest-earning assets was primarily due to the amortization and prepayment of mortgage-backed securities, a reduction in short-term investments, and, to a lesser extent, prepayment of loan balances. The yield on average interest-earning assets declined by 46 basis points (“bp”), a combination of a decline in interest rates offset somewhat by an improvement in asset mix. The improvement in asset mix resulted from a decrease in lower yielding short-term assets as a percentage of total earning assets and an increase in higher yielding loans as a percentage of total earning assets. The decline in interest expense was attributable to a decrease of $159.5 million in average interest-bearing liabilities and overall lower interest rates. The decrease in average interest-bearing liabilities was primarily a result of scheduled repayments of repurchase agreements and Federal Home Loan Bank advances and a reduction in short-term borrowings. Average deposit balances were essentially unchanged from the prior year period, although time deposit balances decreased and core deposit balances increased. The yield on average interest-bearing liabilities decreased by 98 bp, caused by a general decline in interest rates and an improvement in liability mix. The improvement in liability mix resulted from a decrease in higher cost borrowings and an increase in lower cost deposits. The change in the mix of interest-earning assets and interest-bearing liabilities had a significant favorable impact on the net interest margin. The net interest margin increased from 2.88% for the quarter ended March 31, 2002 to 3.29% for the quarter ended March 31, 2003.

Net interest income for the nine month period ended March 31, 2003 was $32.8 million, a decrease of $1.0 million from $33.8 million for the nine month period ended March 31, 2002. The decline in net interest income was primarily caused by a decrease in average interest-earning assets and a general decline in interest rates. Average interest-earning assets decreased $110.6 million primarily from the amortization and prepayment of mortgage-backed securities, the refinancing and sale of fixed rate portfolio mortgage loans, and a reduction in short-term investments partially offset by an increase in other investments. Average interest-bearing liabilities declined by $92.9 million in the nine month period ended March 31, 2003 compared to the prior year period reflecting a decrease in average balances of repurchase agreements and other borrowings of $114.6 million partially offset by growth in deposits of $21.7 million. The net interest margin was 3.17% for the nine months ended March 31, 2003 compared to 3.06% for the prior year period. The increase was due primarily to the change in the mix of balances of interest-bearing liabilities. A reduction of higher costing repurchase agreements and FHLB borrowings and an increase in lower costing deposit balances as a percentage of total interest-bearing liabilities contributed to the improvement in the net interest margin.

Provision for Loan Losses. The provision for loan losses was $768,000 for the three months ended March 31, 2003, a decrease of $242,000 compared to the three months ended March 31, 2002. Net charge-offs for the quarter ended March 31, 2003 were $602,000 compared to $407,000 for the prior year quarter ended March 31, 2002. Despite a lower level of net charge-offs in the prior year quarter, a larger provision was recorded in the prior year to increase the overall level of the loan loss reserve, which resulted in a loan loss reserve ratio of 1.02% at March 31, 2002. A smaller provision was required in the third quarter of the current year in order to maintain an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The loan loss reserve ratio at March 31, 2003 was 1.05%. For the nine months ended March 31, 2003 the provision for loan losses was $2.0 million, down $354,000 from the nine months ended March 31, 2002, reflecting a $771,000 decline in net charge-offs. Annualized net charge-offs to average loans for the nine months ended March 31, 2003 were 0.27% compared to 0.35% for the nine months ended March 31, 2002. The Company experienced an increase in nonperforming assets from $12.6 million at June 30, 2002 to $16.0 million at March 31, 2003 primarily due to an increase in one-to-four family mortgage loans. The Company typically does not experience significant losses from loans on one-to-four family mortgages. The ratio of the allowance for loan losses to nonperforming loans was 66.39% at March 31, 2003, compared to 81.11% at June 30, 2002.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio.

Noninterest Income. Noninterest income totaled $5.8 million for the three months ended March 31, 2003, an increase of 57% over the three months ended March 31, 2002. Noninterest income totaled $13.5 million for the nine months ended March 31, 2003, an increase of 17% over the nine months ended March 31, 2002.

Gains on sale of loans were $3.2 million for the three months ended March 31, 2003 compared to $1.8 million for the prior year period, an increase of $1.4 million. The Company originated $232 million in mortgages for the quarter ended March 31, 2003, an increase of 68% over the prior year quarter. Gains on sale of loans were $8.4 million for the nine months ended March 31, 2003 compared to $5.8 million for the prior year, an increase of $2.6 million. The increase in gains occurred primarily because of increased mortgage loan originations and sales resulting from a low interest rate environment favorable to mortgage activity. A sustained period of low market interest rates caused by economic and geopolitical conditions has benefited the Company by contributing to increased mortgage activity. These conditions are not expected to continue indefinitely which will likely result in lower levels of mortgage activity in the future. However, the Company does expect to maintain the relatively high level of mortgage activity through the balance of this fiscal year ending June 30, 2003. Derivatives Implementation Group Issue No. C13, which became effective July 1, 2002, requires that non-portfolio mortgage loan commitments with interest rate locks be accounted for as free-standing derivatives subject to SFAS 133. The implied value of these commitments varies as interest rates move subsequent to the date the rates were locked. The change in the value of these commitments is reflected in earnings as a non-cash component of current period gain or loss on sale of loans. A loss of $618,000 was recorded on these loan commitments for the quarter ended March 31, 2003. For the nine months ended March 31, 2003, a net gain of $605,000 was recorded. The Company also hedges mortgage loan commitments and loans held for sale to limit the exposure to potential movements in interest rates. Fair value adjustments related to these hedges are also recorded in current period earnings as an adjustment to gain or loss on sale of loans. For the quarter and nine months ended March 31, 2003, losses of $289,000 and $1.5 million, respectively, were recorded on these hedges.

The Company generally retains the servicing rights of mortgage loans that it originates and sells into secondary markets. The Company monitors the effect of changing interest rates and prepayment speeds on the estimated value of the mortgage servicing rights (MSRs) and recorded a non-cash impairment valuation of $669,000 during the quarter as a reduction to servicing income compared to a partial reversal of prior period impairment charges of

$45,000 in the prior year quarter. Additionally, amortization of the related capitalized servicing asset is netted against servicing revenue in noninterest income. Accelerated amortization caused by rapid prepayment of loans in a lower rate environment combined with the impairment adjustment resulted in a net servicing loss of $1.3 million in the current year quarter compared to a net servicing loss of $452,000 in the quarter ended March 31, 2002. Loan servicing income decreased $2.8 million to a net loss of $3.2 million for the nine months ended March 31, 2003 compared to the prior year period. The net loss for the nine months included a total of $1.6 million for non-cash impairment adjustments of the value of MSRs compared to $7,000 for the nine months ended March 31, 2002. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term. The value of the MSRs portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. Management believes that the estimated aggregate fair value of the MSRs is fairly stated at March 31, 2003.

Security gains were $355,000 for the three months ended March 31, 2003, compared to $412,000 for the three months ended March 31, 2002. Certain securities were sold in the current quarter that were anticipated to have very rapid prepayments due to continued low interest rates. Security gains of $784,000 for the nine months ended March 31, 2003 were $569,000 below the total gains of $1.4 million for the prior year period. The prior year nine month period included the sale of long-term fixed rate securities that were sold to reduce the overall duration of the securities portfolio and improve the Company’s interest rate risk profile.

Service charges increased 16% to $1.3 million for the three months ended March 31, 2003 over the same period in the prior year. Service charge revenue totaled $3.8 million for the nine months ended March 31, 2003 compared to $3.3 million for the prior year period, an increase of 15%. In both cases, the improvement was due to an increase in revenue from transaction accounts and ATM transactions due primarily to price increases.

Other revenues increased $1.3 million in the current quarter and $2.1 million in the current nine month period compared to the comparable periods in the prior year. The increases resulted primarily from acquisitions of non-bank businesses that occurred in June, 2002 and January, 2003.

Noninterest Expense. The Company experienced a moderately higher level of noninterest expense in the current quarter and year-to-date period compared to the same periods last year. Noninterest expense was $9.4 million for the three months ended March 31, 2003, an 8% increase compared to the three months ended March 31, 2002. For the nine months ended March 31, 2003, noninterest expense was $26.9 million, a 13% increase compared to the nine months ended March 31, 2002. The increase in noninterest expense compared to last year for both the current quarter and the nine months ended March 31, 2003 was primarily due to the business acquisitions described above, and secondarily due to the increase in mortgage loan production. For the quarter ended March 31, 2003 compared to the prior year quarter, these acquisitions added $764,000 to noninterest expense compared to an overall increase in total noninterest expense of $699,000. For the nine months ended March 31, 2003, acquisitions added $1.5 million to noninterest expense compared to an overall increase of $3.0 million. The efficiency ratio was 55.16% for the three month period ended March 31, 2003 and 57.24% for the nine month period ended March 31, 2003. For the prior year three and nine month periods the efficiency ratios were 59.43% and 52.58%, respectively.

Salaries and benefits expense was 5% higher in the current quarter compared to the prior year period due primarily to employee costs related to the business acquisitions. Mitigating the overall increase in salaries and benefits for the quarter was a higher deferral of loan origination costs due to the higher volume of mortgage loan production. For the nine months ended March 31, 2003 compared to the prior year period, salaries and benefits were 10% higher primarily due to employee costs related to increased mortgage loan production and the business acquisitions. Other expense increases for the current year quarter and fiscal year-to-date occurred primarily from increases in costs attributable to higher loan production volumes.

Income Taxes. Income tax expense totaled $2.2 million for the quarter ended March 31, 2003, an increase of $656,000 compared to $1.5 million for the prior year quarter ended March 31, 2002 due to the higher net income in the current quarter. Income tax expense totaled $5.6 million for the nine months ended March 31, 2003, a decrease of $601,000 compared to $6.2 million for the prior year period due to lower year-to-date net income. The effective tax rate for the nine months ended March 31, 2003 was 32.3% compared to 32.4% for the nine months ended March 31, 2002.

Financial Condition

General. Assets totaled $1,515.5 million at March 31, 2003, a decrease of $75.4 million, or 4.7% from $1,590.9 million at June 30, 2002. Generally, assets have declined as the Company used federal funds sold and principal payments on mortgage related securities to repay the scheduled maturity of borrowings. Capital ratios remain strong, as supported by the ratio of equity to total assets at March 31, 2003 of 11.88%.

Securities. Securities available for sale declined $87.0 million, or 18.8% and totaled $375.9 million at March 31, 2003 compared to $462.9 million at June 30, 2002. The decline was primarily due to principal payments received on mortgage related securities and the sale of certain securities as previously discussed, partially offset by securities purchased. Average balances of securities available for sale for the quarter ended March 31, 2003 were $364.9 million, a decrease of $46.6 million or 11.3% from the quarter ended December 31, 2002.

Loans. Loans receivable, excluding loans held for sale, totaled $909.1 million at March 31, 2003, an increase of $3.1 million, or 0.3% from $906.0 million at June 30, 2002. The increase in loan balances since June 30, 2002 was primarily in commercial loans, which increased $17.6 million, offset primarily by a decline in mortgages of $11.2 million. Average loan balances, including loans held for sale, totaled $963.2 million for the quarter ended March 31, 2003 compared to $965.2 million for the quarter ended December 31, 2002.

Since September 2002, the Company had been offering short-term deferred presentment consumer loans, also known as payday loans, in Texas. The Company was directed by the Office of Thrift Supervision (OTS) to discontinue making payday loans in Texas. The Company discontinued lending activity under this program and completed an orderly exit from this program in April, 2003. Discontinuing the program will not have a material impact on the Company.

Other Assets. Other assets increased by $40.0 million to $96.4 million at March 31, 2003 compared to June 30, 2002. The increase was primarily the result of the purchase of $15 million of bank owned life insurance and an increase of $23.4 million in accounts receivable due from the sale of loans to the secondary market.

Deposits. Deposits decreased $25.8 million, or 2.3%, during the quarter and totaled $1,075.2 million at March 31, 2003 compared to $1,061.4 million at June 30, 2002. During the quarter non-interest bearing account balances decreased $1.6 million but have increased $5.9 million or 20.6% from June 30, 2002. Interest bearing accounts decreased $24.2 million in the current period quarter but have increased $7.8 million from June 30, 2002. Compared to June 30, 2002, money market account balances increased $44.1 million while time deposits decreased $31.3 million. Average deposit balances during the quarter ended March 31, 2003 were $1,050.8 million compared to $1,065.7 million for the quarter ended December 31, 2002, a decrease of 1.4% or $14.9 million.

Borrowings. Repurchase agreements decreased $54.2 million or 85.0% from $63.7 million at June 30, 2002 and totaled $9.5 million at March 31, 2003. The decrease was due to scheduled maturities. Federal Home Loan Bank advances declined $16.2 million or 6.6% to $231.3 million at March 31, 2003 compared to $247.5 million at June 30, 2002 due primarily to a reduction of short-term floating rate advances. Repayments of repurchase agreements and Federal Home Loan Bank advances were made primarily from short-term investments in fed funds sold and the proceeds received from the principal amortization and sale of securities. The Company monitors borrowings as part of its liquidity management, cash flow, and asset/liability management. Future borrowing commitments will depend on these factors and other changes in the balance sheet.

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

Capital Resources. Total shareholders’ equity decreased $5.3 million, or 2.9% and totaled $180.0 million at March 31, 2003 compared to $185.3 million at June 30, 2002. The overall decline in shareholders’ equity was due to the repurchase of treasury shares from the Company’s ongoing buy-back program. During the quarter ended March 31, 2003 the Company repurchased 140,211 shares at an average price of $16.66 per share. As of March 31, 2003, there were 37,309 shares remaining under the stock buy-back program approved by the board of directors on July 16, 2002. On March 19, 2003 the Company announced a share repurchase program to buy back an additional 750,000 shares of the Company’s common stock in open market or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. Stock repurchase programs are a component of the Company’s strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements.

OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2003 and June 30, 2002. At March 31, 2003, the ratios of the Bank were 9.4%, 15.4%, and 16.4%, respectively.

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

The primary investing activities of the Company are originating loans and purchasing securities. For the nine months ended March 31, 2003 proceeds from the securities portfolio provided $154.1 million and an increase in the loan portfolio used $3.4 million. For the nine months ended March 31, 2002, a decrease in the securities portfolio provided $170.6 million and the loan portfolio provided $38.2 million. Generally, during periods of declining interest rates, the Company would be expected to experience increased loan and mortgage related security prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan and mortgage related security prepayments would be expected to decline, reducing funds available for investment at higher interest rates.

The primary financing activities of the Company are obtaining deposits, repurchase agreements and other borrowings. For the nine months ended March 31, 2003, growth in deposit accounts provided $14.4 million, a decrease in repurchase agreements used $54.1 million and repayment of borrowings used $16.1 million, net of new borrowings. For the nine months ended March 31, 2002, growth in deposit balances provided $76.8 million, repurchase agreements provided $5.6 million and repayments of borrowings used $9.6 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of the Company are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have a significant impact on the net income of the Company.

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, loan and deposit volumes and rates, nonmaturity deposit assumptions and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 2003 amounts as a base case, the Company’s projected volatility of net interest income falls within Asset/Liability Committee (ALCO) and board guidelines.

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

Item 4. Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-Q for the period ended March 31, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4. Submission of Matters to a Vote of Security Holders – Not applicable

Item 5. Other Information – Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Report on Form 8-K dated March 20, 2003 announcing the authorization of the repurchase of an additional 750,000 shares of the Company’s issued and outstanding common stock.

Report on Form 8-K dated April 1, 2003 announcing the retirement of Jeffrey L. Francis as Executive Vice President and Chief Operating Officer of First Place Financial Corp. and President and Chief Operating Officer of First Place Bank.

Report on Form 8-K dated April 15, 2003 to report the results of operations for the three and nine months ended March 31, 2003 and to announce a quarterly dividend.

Report on Form 8-K dated May 9, 2003 announcing the addition of mortgage loan production offices in Cincinnati and Toledo, Ohio.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: May 14, 2003	/s/ STEVEN R. LEWIS	/s/ DAVID L. MEAD
	Steven R. Lewis President and Chief Executive Officer	David L. Mead Chief Financial Officer

CERTIFICATION OF FIRST PLACE FINANCIAL CORP.

CHIEF EXECUTIVE OFFICER

I, Steven R. Lewis, President and Chief Executive Officer of First Place Financial Corp. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DAVID L. MEAD
David L. Mead Chief Financial Officer