Form 10-K
period 2003-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2003-09-29
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act).    Yes  ☒    No  ☐.

As of August 29, 2003, the Registrant had 13,284,510 shares of Common Stock issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $224.5 million based upon the last sales price as of August 29, 2003. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K – Annual Report to Shareholders for the fiscal year ended June 30, 2003.

Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held in 2003.

PART I

Forward-Looking Statements

When used in this Form 10-K, or in future filings by First Place Financial Corp. (First Place) with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause First Place’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas First Place conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas First Place conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. First Place wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. First Place undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item I. Description of Business

General. First Place Financial Corp. was organized in August 1998 for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal Savings and Loan Association of Warren (First Federal). The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association was completed on December 31, 1998. On May 12, 2000, First Federal acquired Ravenna Savings Bank, with total assets of $200 million. On December 22, 2000, First Place completed a merger of equals transaction with FFY Financial Corp (FFY), with total assets of $680 million. FFY was merged into First Place, and FFY’s thrift subsidiary, FFY Bank, was merged into First Federal. As a part of the merger transaction, First Place changed the name of its thrift subsidiary, First Federal, to First Place Bank.

First Place offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. First Place conducts its business primarily through First Place Bank. First Place Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one-to-four family residential mortgage loans, home equity loans, multi-family, commercial real estate, commercial and construction loans. The holding company structure provides First Place with greater flexibility than First Place Bank has to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. Other operating subsidiaries of First Place include First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. and American Pension Benefits, Inc. are employee benefit consulting firms and specialists in wealth management, and provide services to both businesses and consumers. First Place holds 75% ownership in TitleWorks Agency, LLC which provides real estate title services.

First Place’s internet site, www.firstplacebank.net contains an Investor Relations section which provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after First Place has filed these documents with the Securities and Exchange Commission (SEC). In addition, First Place’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after First Place has filed the above referenced reports.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, First Place Bank is a community-oriented savings institution that was organized in 1922 and currently operates 24 retail locations in Trumbull, Mahoning and Portage counties in Ohio and 12 loan production offices located throughout Ohio. The three counties of Trumbull, Mahoning and Portage are considered the prime market area of First Place as referenced in this document.

Major industries in Trumbull, Mahoning and Portage counties include light manufacturing, automotive and transportation, health care, as well as retail and wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include, Delphi Packard Electric Systems, General Motors, HM Health Partners, Forum Health, Kent State University, GE Lighting, WCI Steel, Inc., Robinson Memorial Hospital, the U.S. Postal Service, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning and Portage counties.

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 5.3% and 6.7% since 1995, slightly higher than the average for the state of Ohio during that same time period. U. S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. First Place’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

In the past fiscal year First Place opened mortgage loan production offices in Cincinnati, Toledo, and Columbiana, Ohio. These three offices, along with mortgage loan production offices in Dayton, Solon, North Olmsted, Akron, Newark, Mt. Vernon, and Pepper Pike are located outside of the three counties in which the 24 retail banking locations of First Place are located. A component of the strategy to grow First Place is to expand to future sites in high growth markets. In the fall of 2003, it is anticipated that First Place will open a mortgage loan production office in Columbus, Ohio.

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

Lending Activities

General. The largest component of First Place Bank’s loan portfolio has historically been first mortgage loans secured by one-to-four family residences. Currently, the mortgage banking strategy is to sell the majority of fixed-rate production that is eligible according to secondary market guidelines in order to minimize investment in long-term, fixed-rate assets with low yields that have the potential to expose First Place Bank to long-term interest rate risk. To a lesser extent, First Place Bank sells adjustable-rate loans. Eligible loan production is sold to various investors, predominantly the Federal National Mortgage Corporation (Fannie Mae). In order to maintain and grow internal assets, the Company will seek to retain ownership of adjustable rate mortgages that it originates to replace the assets lost due to the normal amortization of portfolio loans. Multi-family, commercial, construction and consumer loans with higher yields than traditional one-to-four family loans are also originated by First Place Bank with most of these originations retained for the loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages (before deduction for the allowance for loan losses) as of the dates indicated.

	At June 30,
	2003		2002		2001		2000		1999
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
One-to-four family	$543,359	60.28%	$575,792	63.56%	$659,153	65.49%	$525,489	73.90%	$354,921	77.59%
Multi-family	27,266	3.02	25,403	2.80	28,383	2.82	17,002	2.39	4,771	1.04
Commercial real estate	99,058	10.99	73,914	8.16	74,867	7.44	27,679	3.89	10,122	2.21
Construction	50,017	5.55	55,563	6.13	49,065	4.88	22,432	3.15	3,557	0.78

Total real estate mortgage loans	719,700	79.84	730,672	80.65	811,468	80.63	592,602	83.33	373,371	81.62
Consumer loans:
Automobiles	24,887	2.76	46,247	5.10	69,731	6.94	63,613	8.94	54,023	11.82
Home equity	35,287	3.91	35,178	3.88	36,645	3.64	17,734	2.49	8,927	1.95
Home equity lines of credit	84,552	9.39	66,053	7.29	57,492	5.71	25,536	3.59	—	—
Other(1)	17,236	1.91	15,294	1.69	14,513	1.44	2,674	0.38	19,181	4.19

Total consumer loans	161,962	17.97	162,772	17.96	178,381	17.73	109,557	15.40	82,131	17.96
Commercial loans	19,783	2.19	12,553	1.39	16,494	1.64	9,057	1.27	1,912	0.42

Total loans receivable	901,445	100.00%	905,997	100.00%	1,006,343	100.00%	711,216	100.00%	457,414	100.00%

Less:
Allowance for loan losses	9,603		9,456		9,757		6,150		3,623

Loans receivable, net	$891,842		$896,541		$996,586		$705,066		$453,791

(1)	Other consumer loans consist primarily of home equity lines of credit in years prior to 2000.

Loan Originations. First Place Bank currently originates one-to-four family mortgages from its network of 12 loan production offices located throughout Ohio, and to a lesser extent its retail network. Loan production offices are located in Akron, Boardman, Cincinnati, Columbiana, Dayton, Howland, Mt. Vernon, Newark, North Olmsted, Pepper Pike, Solon, and Toledo. Ten of these offices are located outside of the three counties in which First Place Bank has retail locations. This allows First Place Bank to geographically diversify its loan production and portfolio. First Place Bank is committed to providing community-based financial services, and mortgage banking will continue to be a large component of First Place Bank’s operating strategy. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2003, First Place Bank originated over $1 billion in mortgage loans aided in part by the continued low market interest rate environment. First Place Bank anticipates a reduction in mortgage loan originations in fiscal 2004 due to the recent increase in market interest rates and projects annual originations of one-to-four family mortgages of $800 to $900 million. In fiscal 2003, approximately 61% of First Place’s one-to-four family mortgage originations were the result of a refinance of an existing mortgage. Refinancing activity is expected to diminish somewhat in fiscal 2004 due to an increase in mortgage loan rates. The projected opening of an additional mortgage loan production office in the fall of 2003 combined with the favorable impact of having a full year of production from the three loan production offices opened during the 2003 fiscal year will partially offset the anticipated reduction of loan production attributable to higher interest rates. Depending on factors such as interest rates, general economic conditions, and the growth within the markets in which we originate mortgages, the amount of originations may vary significantly from the targeted volume. All loans originated are underwritten pursuant to First Place Bank’s policies and procedures, which are described in more detail below. First Place Bank originates both fixed-rate and adjustable-rate mortgage loans with terms generally ranging from 10 to 30 years. Loans for the construction of residential real estate are made primarily with terms up to two years and have adjustable interest rates. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by current and expected future levels of interest rates.

First Place Bank also originates commercial and consumer loans. Commercial loans are generally real estate based but also include loans for the purchase of other assets such as plant and equipment and working capital loans. Consumer loans are primarily home equity loans.

The following table sets forth loan originations and principal repayments for the periods indicated.

	For the Years Ended June 30,
	2003	2002	2001
	(In thousands)
Loans receivable:
Balance outstanding at beginning of period	$905,997	$1,006,343	$711,216
Loans purchased (FFY)	—	—	475,073
Loans originated and disbursed (1):
Real estate mortgage loans:
One- to four-family	961,907	601,779	139,900
Multi-family and commercial real estate	44,267	12,808	12,300
Construction	26,283	20,785	21,128
Consumer loans (2)	23,044	34,492	45,519
Commercial loans	19,272	17,177	3,262

Total loans originated	1,074,773	687,041	222,109
Less:
Principal repayments	380,879	309,114	136,915
Loans securitized	—	—	192,024
Loans sold	680,088	464,351	69,201
Change in loans in process (3)	20,404	15,574	2,406

Loans before net deferred loan origination (fees) costs	899,399	904,345	1,007,852

Change in net deferred loan origination (fees) costs	(2,046)	(1,652)	1,509

Balance outstanding at end of period	$901,445	$905,997	$1,006,343

(1)	Amounts for each period include loans in process at period end.
(2)	Consists primarily of originations of equity loans and disbursements on equity lines of credit.
(3)	Represents change in loans in process, which primarily represents undisbursed funds on construction loans, from first day to last day of the period.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2003. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2003
	Real Estate Mortgage	Consumer	Commercial	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$171,287	$75,410	$4,193	$250,890
After one year:
More than one year to five years	269,595	48,815	9,312	327,722
More than five years	278,818	37,737	6,278	322,833

Total due after June 30, 2004	548,413	86,552	15,590	650,555

Total amount due	$719,700	$161,962	$19,783	$901,445

The following table sets forth at June 30, 2003, the dollar amount of total loans receivable contractually due after June 30, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2004
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans	$266,770	$281,643	$548,413
Consumer loans	67,085	19,467	86,552
Commercial loans	8,083	7,507	15,590

Total loans	$341,938	$308,617	$650,555

One-to-Four Family Lending. First Place Bank currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 30 years secured by one-to-four family residences, substantially all of which are located in its primary market area or the market area serviced by its 12 loan production offices. One-to-four family mortgage loan originations are generally obtained through First Place Bank’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2003, one-to-four family mortgage loans totaled $543.4 million, or 60.3%, of total loans.

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

The origination and retention in the loan portfolio of adjustable-rate one-to-four family mortgage loans reduces First Place Bank’s exposure to declining net interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, First Place Bank originates one-to-four family residential mortgage loans in amounts up to 97% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 80%. First Place Bank requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by First Place Bank.

Multi-Family Lending. First Place Bank originates multi-family loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multi-family loans generally have shorter maturities than one-to-four family mortgage loans, although such loans may be originated with terms up to 25 years. The rates charged on multi-family loans are both fixed and adjustable, and the adjustable-rate loans reset to a stated margin over an independent index. Multi-family lending rates are typically higher than rates charged on one-to-four family residential properties. Multi-family loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2003, multi-family loans totaled $27.3 million, or 3.0% of total loans.

Multi-family loans generally present a higher level of risk than loans secured by one-to-four family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multi-family lending, First Place Bank’s history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending. First Place Bank originates owner-occupied and non-owner-occupied commercial real estate loans, which it holds in its portfolio, and primarily includes loans secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans have a maximum term of 25 years; however, they generally have terms ranging from 10 – 20 years. Rates on commercial real estate loans are both fixed and adjustable. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. First Place Bank expanded commercial real estate activities during fiscal 2003, and commercial real estate loans totaled $99.1 million, or 11.0% of total loans at June 30, 2003 compared to $73.9 million at June 30, 2002.

Commercial real estate loans generally present a higher level of risk than loans secured by one-to-four family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate than typical one-to-four family loans, which management believes justifies the increased credit risk. Despite the risks inherent in commercial real estate lending, delinquencies in this portfolio have been minimal and management intends to increase originations of commercial real estate loans for its portfolio. The performance of this portfolio, however, will be closely monitored as it grows.

Construction Lending. First Place Bank makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to-four family residences and commercial real estate and the development of one-to-four family lots in Ohio. Construction loans at June 30, 2003 totaled $50.0 million or 5.6% of total loans.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that match other one-to-four family loans then offered by First Place Bank, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95%. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of loan fees from loan proceeds and have an adjustable rate of interest. First Place Bank also makes loans to builders for the purpose of developing one-to-four family home sites. These loans typically have terms of from one to two years and have an adjustable rate of interest. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal on these loans is typically paid down as home sites are sold.

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

Commercial Lending. Commercial loans totaled $19.8 million, or 2.2% of total loans at June 30, 2003. Commercial loan originations are primarily term loans and lines of credit to closely held small and medium size businesses operating in First Place Bank’s primary market area. First Place Bank intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Generally, commercial loans are made to closely held businesses and additional security is provided by a personal guarantee from the business owner(s). First Place believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending. Consumer loans totaled $162.0 million, or 18.0% of total loans at June 30, 2003, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in First Place Bank’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $119.8 million at June 30, 2003. First Place Bank offers fixed rate home equity loans and a variable rate home equity line of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. First Place Bank holds the first mortgage on a substantial majority of the properties securing these loans.

To a lesser extent, First Place Bank originates new and used automobile loans. Approximately half of the automobile loans are secured by used vehicles and generally First Place Bank will not make a loan on a vehicle manufactured before 1997. Automobile loans are originated through an automobile dealer network, primarily composed of new car dealers located in First Place Bank’s primary market area. For the past two fiscal years First Place Bank has not aggressively competed for automobile loans due to the financing incentives and cash-back rebates offered by the auto industry.

Loans secured by rapidly depreciable assets such as automobiles entail greater risks than one- to-four family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral.

In the quarter ended September 30, 2002 First Place Bank began offering deferred presentment consumer loans, also referred to as payday loans, in the state of Texas through an agency relationship established with CNG Financial Corporation (CNG). Subsequently, First Place Bank was directed by the Office of Thrift Supervision (OTS) to discontinue making payday loans. First Place Bank discontinued lending activity under this program and completed an orderly exit from this program in April, 2003.

Sale of Mortgage Loans. During the year ended June 30, 2003, First Place Bank continued to expand its secondary mortgage banking operation. Total mortgage loan originations were approximately $1.0 billion in fiscal 2003, an increase of 67% or approximately $600 million over fiscal 2002. During the current fiscal year First Place Bank sold loans with an aggregate principal balance of $680.1 million. Mortgage banking will continue to be an integral part of the operating strategy and, as such, First Place will continue to sell predominately fixed rate mortgage production that is eligible for sale through secondary market channels.

The additional mortgage loan production offices that were opened in late fiscal 2003 in Cincinnati, Toledo and Columbiana did not contribute materially to total mortgage origination volume in the current year. An additional office is expected to open in Columbus, Ohio in the fall of 2003. Production from these new offices should help to mitigate an overall expected decline in future mortgage loan refinancing activity resulting from the recent increase in mortgage rates. In order to maintain and grow internal assets, First Place will continue to pursue opportunities to portfolio adjustable rate mortgages that it can originate to replace the assets lost due to the normal amortization of portfolio loans. First Place Bank generally retains servicing on loans that are sold.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of First Place Bank. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are determined by one of the three policies adopted by the Board. The first policy covers mortgage banking. Currently, lending authorities for one-to-four family loans are assigned to individuals with varying amounts based on the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one individual is $1.0 million and the majority of the designated individuals have authority up to $400,000. Loans in excess of $1.0 million must be approved by the Executive Loan Committee. Speculative construction or acquisition and development lending may only be authorized by designated senior officers at maximum amounts ranging from $500,000 to $750,000. The consumer loan policy also assigns authorization limits to individuals with varying amounts based on the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $250,000 and for an unsecured consumer loan is $50,000. The commercial loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required. Also, First Place Bank has established a general guideline for a maximum credit exposure of $8.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $6.0 million require the approval of three members of the Senior Loan Committee plus a majority of the Executive Loan Committee which must include a minimum of two non-employee members of the Executive Loan Committee and the Chairman of the Board or his designee. Loans to borrowers with aggregate credit exposure from $3.0 million to $6.0 million require the approval of three members of the Senior Loan Committee and the Executive Loan Committee and are to be reported to and ratified by the Board of Directors. Loans to borrowers with aggregate exposure of $1.0 million to $3.0 million require the approval of three senior officers and must be reported to and ratified by the Board of Directors. Loans to borrowers with aggregate exposure of less than $1.0 million must generally be approved by two senior officers and are to be reported to the Board of Directors.

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

Residential Loan Servicing Activities. Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by First Place Bank and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2003, First Place serviced approximately 10,502 loans totaling $1.0 billion. The majority of the loans serviced for others are fixed rate conventional mortgage loans.

As compensation for its mortgage servicing activities, First Place receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, First Place receives no servicing fees until the default is cured.

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

The following table sets forth information concerning delinquent loans at June 30, 2003, 2002 and 2001 in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Please refer to the table in the section titled Nonperforming Assets for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and repossessed assets.

	At June 30, 2003				At June 30, 2002
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	67	$5,260	138	$8,135	119	$7,237	126	$6,735
Consumer loans	63	556	121	1,428	92	1,134	159	1,998
Commercial loans	5	349	17	2,014	5	508	12	1,606

Total delinquent loans	135	$6,165	276	$11,577	216	$8,879	297	$10,339

Delinquent loans to total loans(1)		0.68%		1.28%		0.98%		1.14%

	At June 30, 2001
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	234	$14,058	156	$10,420
Consumer loans	222	2,198	144	1,268
Commercial loans	8	1,016	8	2,451

Total delinquent loans	464	$17,272	308	$14,139

Delinquent loans to total loans(1)		1.72%		1.41%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Classified Assets. Federal regulations and First Place Bank’s internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, First Place Bank currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss reserve, is not warranted. Assets that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

When First Place Bank classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for possible loan losses in an amount deemed prudent by management unless the loss of principal appears to be remote. When one or more assets, or portions thereof, are classified as Loss, First Place Bank is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. A specific allowance may be established prior to the loan being charged off where there exist some circumstances that make determining the amount of the loss difficult. Examples are a litigation process such as a foreclosure or bankruptcy that may get delayed and result in a lessening of collateral value due to physical deterioration. Additional examples are potential recovery under an insurance claim, divorce, medical hardship, loss of employment, or death.

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

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2003, First Place Bank had $7.3 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2003, First Place Bank had $17.8 million of assets classified as Substandard, consisting primarily of mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful at June 30, 2003, totaled $3.2 million consisting primarily of commercial loans. At June 30, 2003, loans classified as Loss totaled $1.0 million and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2003, these classified assets totaled $29.3 million compared to $39.6 million at June 30, 2002.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and repossessed assets. It is the general policy of First Place Bank to stop interest accruals on loans 90 days or more past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest.

	At June 30,
	2003	2002	2001	2000	1999
	(In thousands)
Nonperforming loans (1):
Real estate mortgage loans	$8,135	$6,735	$10,420	$5,258	$1,263
Consumer loans	1,428	1,998	1,268	1,308	311
Commercial loans	2,014	1,606	2,451	—	—
Troubled debt restructurings	1,202	1,319	295	—	—

Total nonperforming loans	12,779	11,658	14,434	6,566	1,574
Repossessed assets	995	908	950	850	208

Total nonperforming assets	$13,774	$12,566	$15,384	$7,416	$1,782

Nonperforming loans as a percent of total loans (2)	1.42%	1.28%	1.43%	0.92%	0.34%
Nonperforming assets as a percent of total assets (3)	0.88	0.79	0.97	0.71	0.24

(1)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings. There were no loans past due greater than 90 days still accruing.
(2)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2003, the allowance for loan losses totaled 1.07% of gross loans outstanding compared to 1.04% at June 30, 2002. Additionally, the allowance for loan losses as a percent of nonperforming loans decreased to 75.1% at June 30, 2003 compared to 81.1% at June 30, 2002. Total net charge-offs for fiscal 2003 totaled $2.7 million compared to $3.3 million for fiscal 2002. The provision for loan losses for fiscal 2003 was $2.9 million compared to $3.0 million for fiscal 2002.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in First Place’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrants recognition in providing for an adequate loan loss allowance. Additionally, First Place utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses was adequate at June 30, 2003.

The Securities and Exchange Commission (“SEC”) has issued guidance for the disclosure of “critical accounting policies.” The SEC defines “critical accounting policies” as those that are most important to the presentation of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. First Place follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. The more significant of these policies are summarized in Note 1 to the consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective, or complex judgments. However, the policies described in the preceding paragraph could be deemed to meet the SEC’s definition of critical accounting policies.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of period	$9,456	$9,757	$6,150	$3,623	$3,027
Provision for loan losses	2,864	2,990	3,125	2,294	1,062
Allowances acquired through purchase	—	—	4,087	822	—
Charge-offs:
Real estate mortgage loans:
One-to-four family	1,117	2,326	1,870	92	6
Construction	167	22	857	—	—
Consumer	3,209	1,219	1,325	628	536
Commercial	20	135	—	—	—

Total charge-offs	4,513	3,702	4,052	720	542
Recoveries:
Real estate mortgage loans:
One-to-four family	64	245	327	65	1
Construction	—	6	34	—	—
Consumer	1,732	159	86	66	75
Commercial	—	1	—	—	—

Total recoveries	1,796	411	447	131	76

Balance at end of period	$9,603	$9,456	$9,757	$6,150	$3,623

Allowance for loan losses as a percent of loans (1)	1.07%	1.04%	0.97%	0.86%	0.79%
Allowance for loan losses as a percent of nonperforming loans (2)	75.14	81.11	67.60	93.67	230.23
Net charge-offs as a percent of average loans	0.29	0.33	0.40	0.11	0.12

(1)	Loans represents loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At June 30,
	2003			2002			2001			2000			1999
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate mortgage loans	$6,624	68.99%	79.84%	$6,536	69.12%	80.65%	$6,885	70.57%	80.63%	$4,460	72.52%	83.33%	$1,976	54.54%	81.62%
Consumer loans	2,165	22.55	17.97	2,107	22.28	17.96	2,624	26.89	17.73	1,599	26.00	15.40	1,086	29.98	17.96
Commercial loans	813	8.46	2.19	813	8.60	1.39	248	2.54	1.64	91	1.48	1.27	19	0.52	0.42
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	542	14.96	—

Total allowance for loan losses	$9,602	100.00%	100.00%	$9,456	100.00%	100.00%	$9,757	100.00%	100.00%	$6,150	100.00%	100.00%	$3,623	100.00%	100.00%

Real Estate Owned. At June 30, 2003, First Place Bank owned 7 repossessed real estate properties (REO) with a net book value of $995,000. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the fair value of the related assets at the date of foreclosure or the carrying value of the loan, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. First Place Bank reflects actual costs to carry REO as period costs in operations when incurred.

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

First Place began a program in October 2001 to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. First Place does, from time to time depending on market interest rates and loan volume, enter into hedging positions in mortgage-backed securities to limit the exposure to potential movements in market interest rates. These hedging positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to origination.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages. Investments in mortgage-backed securities involve a risk that actual principal prepayments will be greater than estimated prepayments over the life of the security. Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

No other derivative financial instruments are currently being utilized.

Securities. At June 30, 2003, the securities portfolio totaled $346.4 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$94,240	27.19%	$133,479	28.83%	$11,048	2.66%
Obligations of states and political subdivisions	24,857	7.18%	23,821	5.15	47,594	11.46
Equity securities	2,380	0.69%	2,199	0.48	2,449	0.59
Trust preferred securities and corporate debt	40,625	11.73%	34,869	7.53	23,343	5.62
SLMA	—	—	11,661	2.52	11,405	2.75
Mutual funds	47,345	13.67%	46,130	9.96	—	—
FNMA/FHLMC Preferred Stock	19,983	5.77%	21,939	4.74	30,684	7.39

Total debt and equity securities	229,430	66.23%	274,098	59.21	126,523	30.47

Mortgage-backed securities
Total mortgage-backed securities	116,999	33.77%	188,829	40.79	288,747	69.53

Total securities available for sale	$346,429	100.00%	$462,927	100.00%	$415,270	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2003 (Dollars in thousands)
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate	Carrying Value	Weighted Average Rate
Available for sale, debt securities:
U.S. Government agencies	$3,572	2.86%	$86,534	3.99%	$4,134	4.59%	—	—	$94,240	3.97%
Obligations of states and political subdivisions(1)	871	6.13	14,044	7.23	8,792	6.67	$1,150	1.59%	24,857	6.27
Trust preferred securities and corporate debt	—	—	6,839	4.21	—	—	33,786	2.31	40,625	2.59
Mortgage-backed securities and collateralized mortgage
Obligations	33,814	5.76	49,574	5.04	11,995	4.46	21,616	4.03	116,999	5.06

Debt securities available for sale	$38,257	5.49%	$156,991	4.63%	$24,921	5.22%	$56,552	2.93%	$276,721	4.27%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates

Sources of Funds

General. First Place’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations of First Place Bank. First Place Bank also has access to advances from the Federal Home Loan Bank (FHLB) of Cincinnati. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits. First Place Bank offers a variety of deposit accounts with a range of interest rates and terms consisting of savings, retail checking/NOW accounts, business checking accounts, money market accounts and certificate of deposit accounts. First Place Bank offers jumbo certificates and also offers Individual Retirement Accounts and other qualified plan accounts.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. First Place Bank’s deposits are obtained predominantly from the areas in which its 24 retail offices are located. First Place Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits, however, market interest rates and rates offered by competing financial institutions affect First Place Bank’s ability to attract and retain deposits. First Place Bank uses traditional means of advertising its deposit products, including radio and print media. While jumbo certificates are accepted by First Place Bank, and may be subject to preferential rates, First Place Bank does not actively solicit such deposits as such deposits are more difficult to retain than core deposits.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2003	2002	2001
	(In thousands)
Beginning balance	$1,061,393	$1,018,829	$586,748
Merger with FFY	—	—	432,294
Net deposits (withdrawals)	16,226	1,939	(37,839)
Interest credited on deposit accounts	30,831	40,625	37,626

Total increase in deposit accounts	47,057	42,564	432,081

Ending balance	$1,108,450	$1,061,393	$1,018,829

At June 30, 2003, certificate of deposit accounts in amounts of $100,000 or more totaled $170.4 million, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$15,814	3.40%
Over three through six months	30,159	1.54%
Over six through twelve months	47,366	3.51%
Over twelve months	77,050	4.40%

Total	$170,389	3.55%

The following table sets forth the distribution of deposit amounts at June 30, 2003 and the distribution of the average deposit amounts for the periods indicated and the weighted average interest rates on each category of deposits.

	At June 30, 2003			For the Year Ended June 30, 2003			For the Year Ended June 30, 2002			For the Year Ended June 30, 2001
	Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate	Average Balance	Percent of Total Deposits	Weighted Average Rate
	(Dollars in thousands)
Noninterest bearing checking	$39,506	3.56%	n/a	$36,622	3.35%	n/a	$28,133	2.64%	n/a	$15,216	1.88%	n/a
NOW and money market	371,913	33.55	1.44%	348,348	31.85	1.65%	300,846	28.29	2.35%	214,789	26.59	3.85%
Savings	135,819	12.25	0.70	134,028	12.25	0.91	135,243	12.72	1.83	105,710	13.09	2.28
Certificates of deposit	561,212	50.64	3.69	574,803	52.55	4.14	599,232	56.35	5.03	472,051	58.44	5.89

Total deposits	$1,108,450	100.00%	2.44	$1,093,801	100.00%	2.91	$1,063,454	100.00%	3.73	$807,766	100.00%	4.78

The following table presents, by various rate categories, the amount of certificate of deposit accounts outstanding at the dates indicated.

	Period to Maturity from June 30, 2003
	Less than One Year	One to Two Years	Two to Three Years	Three to Four Years	Four to Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificate accounts:
0 to 4.00%	$200,449	$95,564	$28,259	$3,008	$18,099	$945	$346,324
4.01 to 5.00%	34,990	21,543	4,431	23,329	32,774	144	117,211
5.01 to 6.00%	13,394	15,382	15,767	7,057	1,793	671	54,064
6.01 to 7.00%	6,658	14,681	5,012	594	76	1,037	28,058
7.01 to 8.00%	645	12,574	1,141	429	74	374	15,237
8.01% to 9.00%	153	8	—	—	—	—	161
9.01 to 10.00%	—	—	—	—	—	—	—
10.01 to 11.00%	—	157	—	—	—	—	157

Total at June 30, 2003	$256,289	$159,909	$54,610	$34,417	$52,816	$3,171	$561,212

Borrowings. First Place Bank obtains advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati, which are collateralized by the capital stock of the FHLB and certain mortgage loans held by First Place Bank. Funds are also obtained through reverse repurchase agreements with the FHLB, primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including First Place Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and the OTS. At June 30, 2003, First Place Bank’s FHLB advances totaled $236.0 million. The maximum month-end balance of borrowings during fiscal year 2003 was $247.5 million.

During the first half of the year ended June 30, 2003, First Place Bank continued to maintain repurchase agreements from primary broker/dealers. The borrowings were collateralized by designated mortgage-backed and other securities and as a result of the scheduled repayment of principal. There was no outstanding balance on borrowings with broker/dealers at June 30, 2003.

First Place Bank also has a $330.0 million available overnight line-of-credit with the FHLB. There was no fee for the line-of-credit for the year ended June 30, 2003. First Place Bank may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances and reverse repurchase agreements is contained in First Place’s 2003 Annual Report to Shareholders (2003 Annual Report) in Notes 8 and 9 and is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

During 2001 First Place entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, derivative instruments, were used by First Place to mitigate overall risk to increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy in order to manage the risk of changes in interest rates and its impact on net interest income. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002 First Place redeemed the interest rate swaps at a fair value of $12,560,000 and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8,164,000, net of tax, and is reclassified into interest expense over the remaining term of the hedge periods. The pre-tax amounts to be reclassified into interest expense in fiscal years 2004, 2005 and 2006 are $2,576,000, $2,331,000 and $1,243,000, respectively. Information regarding the interest rate swaps can be found in the 2003 Annual Report on page 8 of Management’s Discussion and Analysis of Financial Condition and Results of Operations and also in the notes to the consolidated financial statements which is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Personnel

As of June 30, 2003, First Place Bank had approximately 445 full-time equivalent employees. The employees are not represented by a collective bargaining unit and First Place Bank considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Place and its subsidiaries will report taxable income on a consolidated basis on a June 30 fiscal year using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly First Place Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Place.

Bad Debt Reserve. Historically, savings institutions such as First Place Bank which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which were deducted in arriving at taxable income.

In August 1996, provisions repealing the above thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996.” These rules eliminated the percentage of taxable income method for making additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For each taxable year beginning after December 31, 1995, First Place Bank’s bad debt deduction has been equal to its net charge-offs.

The rules require that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. First Place Bank previously recorded a deferred tax liability equal to the bad debt recapture amount. The rules allowed eligible thrifts to postpone the start of the six year reserve recapture period until the 1998 tax year if certain requirements were met. The unrecaptured base year reserves are not subject to recapture as long as the thrift continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. Distributions to First Place paid out of First Place Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from First Place Bank’s bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of First Place Bank would reduce amounts allocated to First Place Bank’s bad debt reserve and would create a tax liability for First Place Bank. First Place Bank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. First Place currently has no net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which First Place adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. First Place may exclude from its income 100% of dividends received from First Place Bank as a member of the same affiliated group of corporations.

Ohio Taxation

First Place is subject to the Ohio corporation franchise tax liability, which, as applied to First Place, is a tax measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year and the maximum tax liability as measured by net worth is limited to $150,000 per year.

A special litter tax is also applicable to all corporations, including First Place, subject to the Ohio corporation franchise tax other than “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and ..22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% of taxable net worth.

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

REGULATION AND SUPERVISION

General

First Place Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. First Place Bank is a member of the FHLB System. First Place Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Savings Association Insurance Fund (“SAIF”). First Place Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test First Place Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Place, First Place Bank and their operations. Under the holding company form of organization, First Place is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to First Place and to First Place Bank are referred to below.

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

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of First Place Bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2003, First Place Bank was in compliance with this regulation.

Qualified Thrift Lender Test. To be a qualified thrift lender (“QTL”), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (“QTI”) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2003, First Place Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. Under current regulation, an application to and the prior approval of the OTS is required before (i) any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under OTS regulations, (ii) the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution, or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, institutions in a holding company structure must still give advance notice to the OTS of the capital distribution. If First Place Bank’s capital falls below its regulatory requirements or if the OTS notified it that it was in need of more than normal supervision, First Place Bank’s ability to make capital distributions could be restricted. At June 30, 2003, First Place Bank met all capital adequacy requirements to which it was subject, as discussed more fully below in the section “Capital Requirement”. In addition, the OTS could prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determined that the distribution would be an unsafe or unsound practice.

Liquidity. Current regulation requires that First Place Bank maintain sufficient liquidity to manage its operations. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2003, management considers its liquidity position to be adequate to meet First Place Bank’s operating needs.

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (Guidelines) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) standard and an 8% risk-based capital standard. However, the minimum leverage standard is decreased to 3% for institutions with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital standard (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholder’s equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8.0% or a leverage ratio or a Tier 1 capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2003, First Place Bank is considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2)

adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information which the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for Savings Association Insurance Fund member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of First Place.

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

Community Reinvestment Act. Under the Community Reinvestment Act, as amended (“CRA”), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery & Enforcement Act (FIRREA) amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. First Place Bank’s latest CRA rating received from the OTS was “Satisfactory.”

Federal Home Loan Bank System. First Place Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding which can be used for a wide array of asset/liability management purposes. First Place Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. First Place Bank was in compliance with this requirement at June 30, 2003. FHLB advances must be secured by specified types of collateral.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, First Place’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by First Place Bank.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $42.1 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The first $6.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. First Place Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce First Place’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation. First Place is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, First Place is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over First Place and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Federal Securities Laws. First Place’s Common Stock has been registered with the SEC under the Securities Exchange Act of 1934 (“Exchange Act”). First Place is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) was enacted on November 12, 1999. The Modernization Act includes the following:

•	allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

These parts of the Modernization Act became effective on March 11, 2000. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including us, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure. Further, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was enacted on July 30, 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance and financial disclosure. The Sarbanes-Oxley Act is applicable to all companies, including First Place, with equity securities registered or that file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer; (iii) new standards for auditors and regulations governing audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers: and (v) new and increased civil and criminal penalties for violations of the securities laws.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The USA Patriot Act of 2001 was enacted on October 26, 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.

Item 2. Properties

First Place Bank maintains the corporate headquarters at 185 E. Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2003, 14 of the retail locations of First Place Bank were owned. The remaining 10 retail locations and 11 of the 12 loan production offices were leased.

The following table sets forth certain information with respect to the offices and other properties of First Place. The net book value of First Place’s properties and leasehold improvements were $16.0 million at June 30, 2003. Additional information contained in Note 5 “Premises and Equipment” of the 2003 Annual Report is incorporated herein by reference in response to this item.

Description/Address	Leased/Owned
Main Office, First Place
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
25 Market Street, Youngstown, OH	Leased
3900 Market Street, Boardman, OH	Owned
4390 Mahoning Avenue, Austintown, OH	Owned
600 Gypsy Lane, Youngstown, OH	Owned
5 West McKinley Way, Poland, OH	Leased
2 South Broad Street, Canfield, OH	Owned
185 East Market Street, Warren, OH	Owned
3516 S. Meridian Road, Youngstown, OH	Owned
10416 Main Street, New Middletown, OH	Owned
724 Boardman-Poland Road, Boardman, OH	Owned
4423 Logan Way, Liberty, OH	Leased
655 Creed Street, Struthers, OH	Leased
2001 Elm Road, Warren, OH	Leased
8226 East Market Street, Howland, OH (1)	Owned
4460 Mahoning Avenue NW, Warren, OH	Owned
325 High Street, Cortland, OH	Owned
7290 Sharon-Warren Road, Brookfield, OH	Owned
6002 Warren-Youngstown Road, Niles, OH	Leased
2790 Mahoning Avenue NW, Warren OH	Leased
486 Boardman-Canfield Road, Boardman, OH	Leased

5220 Mahoning Avenue, Austintown, OH	Leased
999 East Main Street, Ravenna, OH	Owned
4183 Tallmadge Road, Rootstown, OH	Owned
8122 Main Street, Garrettsville, OH	Leased

Loan Production Offices, First Place Bank
15821 Pleasant View, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
24950 Country Club Blvd., North Olmsted, OH	Leased
6200 SOM Center Road, Solon, OH	Leased
7887 Washington Village Drive, Centerville, OH	Leased
8228 East Market Street, Howland, OH	Leased
1275 Boardman-Poland Road, Youngstown, OH	Owned
1640 Peninsula Road, Suite 104, Akron, OH	Leased
29225 Chagrin Blvd., Suite 105, Pepper Pike, OH	Leased
40 West Salem Street, Columbiana, OH	Leased
1080 Nimitzview Drive, Suite 100, Cincinnati, OH	Leased
4540 Heatherdowns Blvd., Suite B, Toledo, OH	Leased

Other First Place Facilities
255 E. Market Street, Warren, OH	Owned
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Owned
6150 Enterprise Parkway, Solon, OH	Leased
1340 Corporate Drive, Suite 100, Hudson, OH	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned
8230 East Market Street, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned
8230 East Market Street, Warren, OH	Leased
2 South Broad Street, Canfield, OH	Owned
11 East Park Avenue, Columbiana, OH	Leased
4531 Belmont Avenue, Youngstown, OH	Leased
4677 Mahoning, Avenue, Champion, OH	Leased

APB Financial Group, Ltd.
15001 Perry Highway, Warrendale, PA	Leased

American Pension Benefits, Inc.
15001 Perry Highway, Warrendale, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Owned
8228 East Market Street, Warren, OH	Leased

(1)  Property is subject to a land lease

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The information contained in the 2003 Annual Report under the caption “Market Prices and Dividends Declared” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6. Selected Financial Data

The information contained in the 2003 Annual Report under the caption “Selected Financial and Other Data” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the 2003 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained in the 2003 Annual Report under the caption “Asset/Liability Management and Market Risk” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-K for the period ended June 30, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART III

Item 10, Directors and Executive Officers of the Registrant

Executive Officers of First Place and First Place Bank who are not Directors. The following table sets forth certain information regarding executive officers of First Place and First Place Bank at June 30, 2003 who are not also directors.

Name	Age at June 30, 2003	Positions Held with First Place and First Place Bank
Timothy A. Beaumont	45	Senior Vice President of First Place Bank

Albert P. Blank	41	Executive Vice President and Chief Operating Officer of First Place Bank

J. Craig Carr	55	General Counsel and Secretary of First Place and Senior Vice President of First Place Bank

David S. Hinkle	45	Senior Vice President of First Place Bank

Brian E. Hoopes	45	Senior Vice President of First Place Bank

David L. Mead	48	Chief Financial Officer of First Place and First Place Bank

Dominique K. Stoeber	39	Senior Vice President of First Place Bank

R. Bruce Wenmoth	48	Senior Vice President of First Place Bank

Timothy A. Beaumont, Senior Vice President of Business Financial Services, joined First Place Bank in June 2000. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has over fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

Albert P. Blank was named Executive Vice President and Chief Operating Officer in July 2003. Mr. Blank joined First Place Bank in November 2000 as Senior Vice President of Retail Lending. Prior to joining First Place Bank, Mr. Blank held various positions over approximately seven years with Republic Bancorp with his last position being the President of Sales for Republic Banc Mortgage Corp. He has a Bachelor of Arts degree from Mt. Union College and a Master of Business Administration degree from Kent State University.

J. Craig Carr became General Counsel and Secretary of First Place in December 2000. Prior to this position, Mr. Carr had been General Counsel and Secretary of FFY and FFY Bank since January 1999. With FFY Bank since 1973, Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

David S. Hinkle was named Senior Vice President of Retail Operations in December 2000. Previously, Mr. Hinkle had served as Vice President of Operations of FFY Bank since January 1996. He began his career with FFY Bank in 1979 as a member of the data processing department. Mr. Hinkle has a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Management from Youngstown State University.

Brian E. Hoopes joined First Place Bank in August 1998 as Vice President of Banking Systems and was promoted to his current position in January, 1999. He was previously employed with Michelin Tire Corporation for 18 years in positions responsible for electronic data processing and financial operations. Mr. Hoopes has a Bachelor of Science degree from the University of Akron.

David L. Mead, a certified public accountant, joined First Place Bank in 2002 as Senior Vice President and Treasurer. In November 2002 he was named Chief Financial Officer of First Place and First Place Bank. He

previously was Chief Financial Officer of Capital Bank, N.A. in Sylvania, OH prior to its acquisition by Fifth Third Bank. Mr. Mead has a Bachelor of Arts degree in Business Administration from Otterbein College and a Master of Business Administration degree from Xavier University.

Dominique K. Stoeber became Senior Vice President of Human Resources in January 1999. She joined First Place Bank in 1990 as Personnel Manager and was named Director of Human Resources in 1992. Ms. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

R. Bruce Wenmoth joined First Place Bank in June 2003 as Senior Vice President of Retail Lending. He was previously employed with Metropolitan Savings Bank for over five years and has over twenty years experience in mortgage banking. He has a Bachelor of Science degree from Cornell University.

Directors of First Place and First Place Bank

Information concerning Directors of the Board of First Place and First Place Bank is incorporated herein by reference from the proxy statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 18, 2003.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows, for the fiscal years ended June 30, 2003, 2002 and 2001, the cash compensation paid by First Place, as well as certain other compensation paid or accrued for those years, to the chief executive officer, the next four most highly paid executive officers and a recently retired executive who received salary and bonus in excess of $100,000 during the year ended June 30, 2003.

		Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)(4)	All Other Compen- sation ($)(5)
Steven R. Lewis	2003	$225,000	$110,588	—	—	—	—	$17,376
President and Chief	2002	194,000	76,460	—	—	—	—	34,280
Executive Officer	2001	183,768	88,015	—	—	—	—	33,440

Albert P. Blank(8)	2003	156,078	50,630	—	—	—	—	16,879
Executive Vice President	2002	150,075	40,812	—	$124,875	—	—	1,150
and Chief Operating Officer	2001	82,635	24,690	—	—	30,000	—	767
of First Place Bank

David L. Mead(6)	2003	125,269	41,802	—	—	—	—	910
Chief Financial Officer	2002	15,077	—	—	—	3,240	—	165

Brian E. Hoopes	2003	99,698	26,461	—	—	—	—	10,996
Senior Vice President	2002	94,500	25,699	—	—	—	—	21,206
of First Place Bank	2001	82,635	24,690	—	—	—	—	22,177

J. Craig Carr(7)	2003	100,000	22,118	—	—	—	—	10,510
General Counsel and	2002	90,000	20,396	—	—	—	—	806
Secretary	2001	89,132	20,137	—	—	—	—	97,173

Jeffrey L. Francis(9)	2003	148,895	—	—	—	—	—	451,557
Retired Exec Vice Pres. and	2002	189,000	77,100	—	—	—	—	6,624
Chief Operating Officer	2001	189,000	62,107	—	—	—	—	139,514

(1)	Under Annual Compensation, the column titled “Salary” includes amounts deferred pursuant to First Place Bank’s 401(k) Plan.
(2)	There were no (a) perquisites over the lesser of $50,000 or 10% of the individual’s total salary and bonus for the last year, (b) payments of above-market preferential earnings on deferred compensation, (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation, (d) tax payment reimbursements, or (e) preferential discounts on stock.
(3)	Shares of restricted stock were granted to Mr. Lewis and Mr. Hoopes on July 2, 1999 and vest at a rate of 20% each year over five years, beginning on July 2, 2000. Shares of restricted stock were granted to Mr. Blank on April 16, 2002 and vest at a rate of 20% each year over five years, beginning on July 2, 2002. At June 30, 2003, the values of unvested shares of restricted stock granted to Mr. Lewis, Mr. Blank and Mr. Hoopes, totaling 35,940, 6,000 and 4,400 shares, respectively, were $628,950, $105,000 and $77,000, respectively. These values were calculated by multiplying the total number of unvested shares of restricted stock by the closing market price of First Place common stock on June 30, 2003.
(4)	For fiscal years 2003, 2002 and 2001, First Place Bank had no long-term incentive plans in existence. Accordingly, there were no payments or awards under any long-term incentive plan.
(5)	Other compensation includes matching contributions under First Place Bank’s 401(k) Savings Plan, allocations from First Place Bank’s ESOP and term life insurance premiums. In fiscal 2003, other compensation for Mr. Francis includes $433,180 pursuant to an arrangement in connection with his retirement effective April 1, 2003. In fiscal 2001, other compensation for Mr. Francis and Mr. Carr include the final allocation from FFY Financial Corp.’s ESOP and 401(k) Savings Plan.
(6)	Mr. Mead was hired in May 2002 and appointed Chief Financial Officer in December 2002.
(7)	Mr. Carr’s 2001 compensation includes $44,421 in salary and $9,000 in bonus paid by FFY Financial Corp. prior to the consummation of the merger of equals with First Place on December 22, 2000.
(8)	Mr. Blank was hired in November 2000 and appointed Executive Vice President and Chief Operating Officer in July 2003.
(9)	Mr. Francis retired in April 2003. Mr. Francis’ 2001 compensation includes $92,500 in salary and $20,000 in bonus paid by FFY Financial Corp. prior to the consummation of the merger of equals with First Place on December 22, 2000.

Aggregated Option Exercises and Year-End Option Value Table

The following table sets forth information concerning the number and value of stock options held by the named executive officers at June 30, 2003, measured in terms of the $17.50 closing price of First Place common stock on June 30, 2003.

			Number of Unexercised Options/SARs at June 30, 2003		Value of Unexercised In-the-Money Options/SARs at June 30, 2003(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Steven R. Lewis	—	—	179,200	44,800	$929,600	$232,400
Albert P. Blank	—	—	18,000	12,000	108,000	72,000
David L. Mead	—	—	648	2,592	143	570
Brian E. Hoopes	—	—	26,880	6,720	139,440	34,860
J. Craig Carr	—	—	10,750	—	78,045	—
Jeffrey L. Francis	73,286	$619,874	—	—	—	—

(1)	The difference between the aggregate option exercise price and the fair market value of the underlying shares at June 30, 2003.

Additional information concerning executive compensation required under this item is incorporated herein by reference from the proxy statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 18, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 18, 2003.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 18, 2003.

Item 14. Principal Accounting Fees and Procedures

Information concerning principal accounting fees and procedures is incorporated herein by reference to the “Ratification of First Place Independent Auditors” section of the proxy statement for the 2003 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 18, 2003.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following information appearing in First Place’s Annual Report to Shareholders for the year ended June 30, 2003, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report
Selected Financial Data and Other Data	1-2

Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-18

Independent Auditors’ Report	19

Consolidated Statements of Financial Condition as of June 30, 2003 and 2002	20

Consolidated Statements of Income for Years Ended June 30, 2003, 2002 and 2001	21

Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2003, 2002 and 2001	22

Consolidated Statements of Cash Flows for Years Ended June 30, 2003, 2002 and 2001	23-24

Notes to Consolidated Financial Statements	25-51

With the exception of the aforementioned information, First Place’s Annual Report to Shareholders for the year ended June 30, 2003, is not deemed filed as part of this Annual Report on Form 10-K.

(a)	(2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a)	(3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein

2	Plan of acquisition, reorganization, arrangement, liquidation or succession	**

3(i)	First Place Certificate of Incorporation	*

3(ii)	First Place Bylaws	*

4	Specimen First Place common stock certificate	*

10	Material contracts

	Executive Compensation Plans and Arrangements	*

	Employment Contracts	*

13	Portions of the 2003 Annual Report to Shareholders	13

21	Subsidiaries of Registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Certification of Chief Executive Officer	31.1

31.2	Certification of Chief Financial Officer	31.2

32.1	Section 1350 Certification (Chief Executive Officer)	32.1

32.2	Section 1350 Certification (Chief Financial Officer)	32.2

*	Filed as exhibits to First Place’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

**	Filed as an exhibit to First Place’s current report on Form 8-K filed on June 1, 2000.

(b)	Reports on Form 8-K

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

Report on Form 8-K dated June 16, 2003 announcing a presentation by the President and Chief Executive Officer Steven R. Lewis and Chief Financial Officer David L. Mead at the Northeast 2003 Super-Community Bank Conference.

Report on Form 8-K dated June 26 announcing the appointment of Albert P. Blank to Executive Vice President and Chief Operating Officer of First Place Bank and the hiring of Bruce Wenmoth as Senior Vice President of Retail Lending of First Place Bank.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis	/s/ David L. Mead
Steven R. Lewis, President,	David L. Mead
President, Chief Executive Officer and Director	Chief Financial Officer
Date: September 29, 2003	(Principal Financial and Accounting Officer)
Date: September 29, 2003

/s/ Earl T. Kissell
A. Gary Bitonte	Earl T. Kissell
Director	Director
Date: September 29, 2003	Date: September 29, 2003

/s/ Donald Cagigas	/s/ W. Terry Patrick
Donald Cagigas	W. Terry Patrick
Director	Chairman of the Board
Date: September 29, 2003	Date: September 29, 2003

/s/ Marie Izzo Cartwright	/s/ E. Jeffrey Rossi
Marie Izzo Cartwright	E. Jeffrey Rossi
Director	Director
Date: September 29, 2003	Date: September 29, 2003

Jeffrey L. Francis	Samuel A. Roth
Director	Director
Date: September 29, 2003	Date: September 29, 2003

/s/ George J. Gentithes	/s/ William A. Russell
George J. Gentithes	William A. Russell
Director	Director
Date: September 29, 2003	Date: September 29, 2003

/s/ Robert P. Grace	/s/ Ronald P. Volpe
Robert P. Grace	Ronald P. Volpe
Director	Director
Date: September 29, 2003	Date: September 29, 2003

/s/ Thomas M. Humphries	/s/ Robert L. Wagmiller
Thomas M. Humphries	Robert L. Wagmiller
Director	Director
Date: September 29, 2003	Date: September 29, 2003