Form 10-Q
period 2003-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2003-11-14
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

13,285,510 common shares as of October 31, 2003

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2003	June 30, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$31,262	$32,206
Federal funds sold	1,500	1,650
Securities available for sale	353,902	346,429
Loans held for sale	90,633	65,695
Loans
Mortgage and construction	710,610	615,478
Commercial	131,044	124,005
Consumer	169,965	161,962

Total loans	1,011,619	901,445
Less allowance for loan losses	10,526	9,603

Loans, net	1,001,093	891,842
Federal Home Loan Bank stock	22,750	22,523
Premises and equipment, net	19,506	19,766
Goodwill	18,418	18,407
Core deposits and other intangibles	4,650	4,902
Accrued interest receivable and other assets	131,553	155,193

TOTAL ASSETS	$1,675,267	$1,558,613

LIABILITIES
Deposits
Non-interest bearing	$40,836	$39,506
Interest bearing checking	70,596	73,125
Savings	134,076	135,819
Money market	304,259	298,788
Certificates of deposit	552,082	561,212

Total deposits	1,101,849	1,108,450
Securities sold under agreements to repurchase	31,248	9,547
Federal Home Loan Bank advances	334,334	235,952
Advances by borrowers for taxes and insurance	4,430	4,385
Accrued interest payable and other liabilities	19,497	17,598

TOTAL LIABILITIES	1,491,358	1,375,932

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value:
33,000,000 shares authorized; 18,128,272 shares issued	181	181
Additional paid-in capital	177,172	177,059
Retained earnings	86,454	83,806
Unearned employee stock ownership plan shares	(6,070)	(6,219)
Unearned recognition and retention plan shares	(1,717)	(1,887)
Treasury stock: 4,842,762 shares at September 30, 2003 and 4,819,567 shares at June 30, 2003	(66,900)	(66,452)
Accumulated other comprehensive income (loss)	(5,211)	(3,807)

TOTAL SHAREHOLDERS’ EQUITY	183,909	182,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,675,267	$1,558,613

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2003	2002
INTEREST INCOME
Loans, including fees	$17,726	$17,755
Securities:
Taxable	2,981	4,896
Tax exempt	478	530

TOTAL INTEREST INCOME	21,185	23,181
INTEREST EXPENSE
Deposits	6,507	8,520
Borrowed funds	2,626	3,520
Repurchase agreements	52	758

TOTAL INTEREST EXPENSE	9,185	12,798

NET INTEREST INCOME	12,000	10,383
PROVISION FOR LOAN LOSSES	1,486	511

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	10,514	9,872

NONINTEREST INCOME
Service charges	1,357	1,180
Security gains, net	0	105
Gain on sale of loans, net	3,992	2,232
Loan servicing income	(861)	(1,245)
Other – bank income	263	(6)
Other – non-bank income	1,671	610

TOTAL NONINTEREST INCOME	6,422	2,876

NONINTEREST EXPENSE
Salaries and benefits	5,257	4,042
Occupancy and equipment	1,522	1,407
Professional fees	463	294
Loan expenses	563	308
Franchise taxes	394	397
Intangible amortization	249	248
Other	1,763	1,678

TOTAL NONINTEREST EXPENSE	10,211	8,374

INCOME BEFORE INCOME TAX	6,725	4,374
Provision for income tax	2,169	1,343
Minority interest in income of consolidated subsidiary	47	0

NET INCOME	$4,509	$3,031

Basic earnings per share	$0.36	$0.23

Diluted earnings per share	$0.35	$0.23

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2003	2002
Balance at beginning of period	$182,681	$185,275
Comprehensive income:
Net income	4,509	3,031
Change in unrealized gain on interest rate swaps, net of tax	0	6,984
Loss on termination of interest rate swaps, net of tax	0	(8,164)
Loss on termination of interest rate swaps reclassified into income, net of tax	423	376
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(1,828)	1,896

Total comprehensive income	3,104	4,123
Cash dividends declared	(1,860)	(1,644)
Commitment to release employee stock ownership plan shares	258	246
Commitment to release recognition and retention plan shares	170	200
Treasury shares acquired	(679)	(5,330)
Stock options exercised	189	172
Tax benefit related to exercise of stock options	35	104
Stock issued as employee compensation	11	12

Balance at end of period	$183,909	$183,158

Cash dividends per share	$0.14	$0.125

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2003	2002
Cash flows from operating activities:
Net cash from (used in) operating activities	$(12,777)	$(15,486)
Cash flows from investing activities:
Securities available for sale
Proceeds from sales	17,759	2,264
Proceeds from maturities, calls and principal paydowns	19,892	21,229
Purchases	(48,253)	(4,397)
Net change in federal funds sold	150	36,098
Net change in loans	(107,933)	(19,847)
Proceeds from other loans sold	19,350	0
Premises and equipment expenditures	(398)	(582)
Additional investment in Coldwell Banker First Place Real Estate, Ltd.	0	(312)

Net cash from (used in) investing activities	(99,433)	34,453

Cash flows from financing activities:
Net change in deposits	(6,601)	33,988
Net change in advances by borrowers for taxes and insurance	45	(1,812)
Net change in repurchase agreements	21,701	(20,801)
Cash dividends paid	(1,860)	(1,644)
Proceeds and tax benefit from stock options exercised	224	276
Purchase of treasury stock	(679)	(5,330)
Proceeds from Federal Home Loan Bank borrowings	277,420	98,915
Repayment of Federal Home Loan Bank borrowings	(178,984)	(114,133)
Termination of interest rate swaps	0	(12,560)

Net cash from (used in) financing activities	111,266	(23,101)

Net change in cash and cash equivalents	(944)	(4,134)

Cash and cash equivalents at beginning of period	32,206	43,629

Cash and cash equivalents at end of period	$31,262	$39,495

Supplemental cash flow information:
Cash payments of interest expense	$7,695	$13,065
Cash payments of income taxes	350	0

Supplemental noncash disclosures:
Transfer of loans to other real estate	$356	$819

See accompanying notes to consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Principles of Consolidation:

The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc.—First Place Insurance Agency, Ltd. (FPI), Coldwell Banker First Place Real Estate, Ltd. (CBFPRE), APB Financial Group, Ltd. (APB), and TitleWorks Agency, LLC (TitleWorks). TitleWorks Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Options. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended September 30,
(Dollars in thousands, except per share data)	2003	2002
Net income as reported	$4,509	$3,031
Deduct: Stock-based compensation expense determined under fair value based method	95	95

Pro forma net income	$4,414	$2,936

Basic earnings per share as reported	$0.36	$0.23
Pro forma basic earnings per share	$0.35	$0.23

Diluted earnings per share as reported	$0.35	$0.23
Pro forma diluted earnings per share	$0.35	$0.22

2. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2003 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Certain reclassifications have been made to prior periods’ condensed consolidated financial statements and related notes in order to conform to the current period presentation.

3. Use of Estimates:

The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments, such as mortgage servicing rights, are particularly subject to change.

4. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except per share data)	Three months ended September 30,
	2003	2002
Basic earnings per share computation:
Net Income	$4,509	$3,031

Weighted average shares outstanding	13,295,981	13,856,028
Less: Average unearned ESOP shares	(618,169)	(677,523)
Less: Average unearned RRP shares	(139,344)	(193,524)

Weighted average shares	12,538,468	12,984,981

Basic earnings per share	$0.36	$0.23

Diluted earnings per share computation:
Net Income	$4,509	$3,031

Weighted average shares outstanding for basic earnings per share	12,538,468	12,984,981
Add: Dilutive effects of assumed exercises of stock options	222,276	290,345
Add: Dilutive effects of unearned RRP shares	7,473	16,664

Weighted average shares and dilutive potential shares	12,768,217	13,291,990

Diluted earnings per share	$0.35	$0.23

There were no stock options that were antidilutive for the quarters ended September 30, 2003 and September 30, 2002, therefore all stock options were considered in computing diluted earnings per share.

5. Effect of New Accounting Standards:

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for decisions made by the Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in connection with the application of the definition of a derivative.

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain freestanding financial instruments that have characteristics of both liabilities and equity.

The adoption of these two statements on July 1, 2003 did not have a material impact on the Company.

6. Other Events:

On October 20, 2003 the Company adopted new procedures for proof and check clearing processes. The procedures eliminated timing differences associated with processing “on us” checks by combining those checks with in-transit items sent to the Federal Reserve Bank for processing. Subsequent to the change in procedures, the Company determined that certain aged in-transit and other reconciling items could be impaired. The Company is devoting ongoing resources in determining the status of these items, including the use of third party expertise. If the review determines that recoverability of the reconciling items is not likely, an impairment of approximately $450,000, after-tax, could occur.

On November 6, 2003 the Company issued a press release and announced the opening by the Bank of a new concept financial center in Solon, Ohio. The “First Place Financial Center” (Center) is not designed for traditional walk-in banking and will provide commercial and commercial real estate lending services, mortgage and real estate lending, insurance, and wealth management services for businesses and individuals. First Place has had a loan production office in Solon that will be consolidated into the Center.

7. Subsequent Event – Pending Business Combination:

On November 10, 2003 First Place Financial Corp. announced it had entered into a definitive agreement to acquire Franklin Bancorp, Inc., (Franklin) headquartered in Southfield, Michigan, the holding company for Franklin Bank, N.A. in a cash and stock merger transaction valued at approximately $82.2 million. Under the terms of the agreement, Franklin shareholders will be entitled to receive for each share of Franklin common stock either $21.00 in cash or 1.137 shares of the Company’s common stock, or any combination thereof, subject to election and allocation procedures which are intended to ensure that, in the aggregate, 50% of the Franklin shares will be exchanged for the Company’s common stock. The transaction has been approved by the respective boards of directors of the Company and Franklin and is subject to approval by regulatory authorities and by Franklin’s shareholders. The transaction is expected to close in the second calendar quarter of 2004.

Franklin had total assets of $528 million, deposits of $417 million, and equity of $45 million at September 30, 2003. Franklin conducts business in Michigan from four offices in Oakland County and one office in adjacent Wayne County.

On a pro forma basis, assuming the merger had been effective as of September 30, 2003, the Company would have assets of approximately $2.2 billion and total equity of $222 million. The Company expects to issue up to $30 million of trust preferred securities to fund the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Comparison of the Three Months Ended September 30, 2003 and 2002

General. Net income for the first fiscal quarter ended September 30, 2003 totaled $4.5 million, or $0.35 per diluted share compared to net income of $3.0 million, or $0.23 per diluted share for the quarter ended September 30, 2002. Return on average equity for the quarter was 9.85% compared to 6.65% for the quarter ended September 30, 2002. Return on average assets for the quarter was 1.12% compared to 0.76% for the quarter ended September 30, 2002.

Net Interest Income. Net interest income for the quarter ended September 30, 2003 totaled $12.0 million, an increase of $1.6 million, or 15.6% from $10.4 million for the quarter ended September 30, 2002. The increase in net interest income resulted primarily from a 48 basis points (“bp”) increase in the net interest margin, from 2.89% for the quarter ended September 30, 2002 to 3.37% for the quarter ended September 30, 2003. The improvement was primarily due to a favorable shift in the mix of interest-earning assets and interest-bearing liabilities and a reduction of interest cost associated with interest rate swaps that were terminated in August 2002. Average interest-earning assets declined slightly by 0.8% to $1.5 billion. Average loan balances increased by $136.4 million or 14.3% to $1.1 billion. Lower yielding securities and short-term investment balances declined by $147.3 million. The increase in loan balances offset by the reduction in securities and short-term investments resulted in a favorable shift in the mix of interest-earning assets. Reflective of the low market interest rates that were present during the current fiscal quarter, the yield on interest-earning assets decreased to 5.90% from 6.39% for the prior year first fiscal quarter. Average interest-bearing liabilities increased by $17.3 million or 1.3% compared to the prior year quarter ended September 30, 2002. Average deposit balances increased $12.2 million. Growth in money market balances was offset by a decline in certificates of deposit, resulting in a favorable shift in the mix of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.70% for the quarter ended September 30, 2003 compared to 3.80% for the prior year quarter, a decrease of 110 bp. Contributing to this decrease was a reduction of the cost associated with interest rate swaps that were terminated in August 2002. The cost of the interest rate swaps included in interest expense for the current fiscal quarter was a non-cash charge of $651,000. The cost of these interest rate swaps in the same quarter of the prior year was $1.3 million including non-cash charges of $578,000. Additional information regarding the interest rate swaps is contained in the Company’s 2003 Annual Report on Form 10-K and also in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2003 Annual Report to Shareholders.

Provision for Loan Losses. The provision for loan losses was $1.5 million for the quarter ended September 30, 2003 compared to $511,000 for the quarter ended September 30, 2002. The increase in provision expense was primarily attributable to growth in the loan portfolio, which increased $110.2 million during the quarter ended September 30, 2003 compared to an increase of $19.9 million during the quarter ended September 30, 2002. Net charge-offs for the current fiscal quarter totaled $564,000 compared to $538,000 for the prior year period. Annualized net charge-offs to average loans were 0.22% for the current fiscal quarter compared to 0.23% for the first fiscal quarter in the prior year. The loan loss reserve ratio was 1.04% at September 30, 2003 compared to 1.02% at September 30, 2002.

Noninterest Income. Noninterest income totaled $6.4 million for the quarter ended September 30, 2003, an increase of $3.5 million or 23.5% from $2.9 million in the prior year quarter ended September 30, 2002. Gains on sale of loans were $4.0 million for the current fiscal quarter compared to $2.2 million for the prior year fiscal quarter. An increase in mortgage originations to $403.3 million in the current quarter compared to $214.3 million for the previous year quarter contributed to the increase in loan gains, as the majority of mortgage originations were subsequently sold to the secondary market. Due to recent volatility in interest rates the Company has experienced a decrease in mortgage application volume and a lower level of mortgage banking activity is anticipated in the next fiscal quarter compared to the quarter ended September 30, 2003. The opening of two loan production offices during the fourth quarter of fiscal 2003 is expected to generate incremental volume that may partially offset the effect of the lower mortgage application volume.

Amortization of the mortgage servicing rights (MSRs) is netted against servicing revenue in noninterest income. Accelerated amortization caused by rapid prepayment of loans in a lower rate environment combined with the non-cash impairment adjustment described below resulted in a net servicing loss of $861,000 in the current year quarter compared to a net servicing loss of $1.2 million in the quarter ended September 30, 2002. The Company monitors the effect of changing interest rates and prepayment speeds on the estimated value of the MSRs and recorded as part of the net loan servicing loss a partial recapture of $400,000 of previously recorded impairment charges to MSRs during the current fiscal quarter. The net loss for the prior year quarter included a non-cash charge of $834,000 for impairment. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term. The value of the MSRs portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of MSRs, and float on escrows. Market interest rates are an external factor that can have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. At September 30, 2003, the value of the MSRs was 0.85% of the loans being serviced.

Service charges increased 15.0% or $177,000 to $1.4 million in the current fiscal quarter compared to $1.2 million for the prior year. The improvement was due primarily to an increase in servicing fees on loans such as prepayment or delinquent charges, loan application withdrawal fees, and certain other fees for loan information requests.

Income from non-bank subsidiaries increased $1.1 million to $1.7 million for the quarter ended September 30, 2003 due primarily to the previously announced acquisitions of APB and TitleWorks, both of which occurred in January, 2003. Other income increased $269,000 from the prior fiscal quarter net loss of $6,000 due primarily to revenue from an investment in bank owned life insurance.

Noninterest Expense. The change in noninterest expense was primarily attributable to expenses incurred by the non-bank acquisitions and higher expense levels associated with increased mortgage banking activity. Noninterest expense increased 22.0% to $10.2 million for the quarter ended September 30, 2003 from $8.4 million for the quarter ended September 30, 2002, an increase of $1.8 million. The increase attributable to the non-bank acquisitions was $787,000. Higher mortgage banking activity resulted in higher variable compensation costs reduced by a higher deferral of loan origination costs and also higher loan expenses. The efficiency ratio improved to 54.69% in the current quarter compared to 61.92% for the prior year.

Income Taxes. Income tax expense totaled $2.2 million for the quarter ended September 30, 2003, an increase of $826,000 compared to the prior year quarter ended September 30, 2002 due to the higher net income in the current quarter. The effective tax rate for the quarter ended September 30, 2003 was 32.3% compared to 30.7% for the quarter ended September 30, 2002. The higher effective tax rate was due to the impact of the marginal tax rate of 35% being applied to higher pre-tax income in the current fiscal quarter.

Financial Condition

General. Assets totaled $1,675.3 million at September 30, 2003, an increase of $116.7 million, or 7.5% from $1,558.6 million at June 30, 2003. Capital ratios remain strong, as supported by the ratio of equity to total assets at September 30, 2003 of 10.98%.

Securities. Securities available for sale increased $7.5 million, or 2.2% during the quarter and totaled $353.9 million at September 30, 2003 compared to $346.4 million at June 30, 2003. The increase was primarily due to the purchase of mortgage related securities offset by principal payments received on mortgage related securities and the sale, at par, of a trust preferred security. The security purchases occurred late in the current quarter and as a result the average balance of securities available for sale for the quarter ended September 30, 2003 decreased by $22.3 million or 6.2% to $338.9 million from the quarter ended June 30, 2003.

Loans Held for Sale. Loans held for sale totaled $90.6 million at September 30, 2003 compared to $65.7 million at June 30, 2003, an increase of 38.0% or $24.9 million attributable to higher mortgage banking activity as previously discussed.

Loans. Loans receivable totaled $1,011.6 million at September 30, 2003, an increase of $110.2 million, or 12.2% from $901.4 million at June 30, 2003. The growth in loan balances during the three months since June 30, 2003 was primarily in mortgage and construction loans, which increased $95.1 million. Average loan balances of $1,090.6 million for the quarter ended September 30, 2003 increased $94.0 million from $996.6 million for the quarter ended June 30, 2003.

Nonperforming Assets. Nonperforming assets, including nonperforming loans and real estate owned, totaled $15.7 million at September 30, 2003 compared to $13.8 million at June 30, 2003 and $15.4 million at September 30, 2002. Nonperforming assets as a percent of total assets declined slightly to 0.94% at September 30, 2003 from 0.97% twelve months ago. Nonperforming loans at September 30, 2003 were $14.5 million, an increase of 3.5% or $487,000 compared to the year ago level. Nonperforming loans at June 30, 2003 were $12.8 million or $1.7 million lower than at September 30, 2003. The increase in nonperforming loans during the current fiscal quarter was primarily in one-to-four family mortgage loans, loans that historically have not resulted in a high level of losses for the Company. The ratio of the allowance for loan losses to nonperforming loans improved to 72.39% from 67.09% at September 30, 2002 but decreased from 75.14% at June 30, 2003.

Allowance for Loan Losses. The ratio of the allowance for loan losses to portfolio loans was 1.04% at the end of the current fiscal quarter compared to 1.02% at the end of the prior year quarter and 1.07% at June 30, 2003. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio.

Other Assets. Other assets totaled $131.6 million at September 30, 2003, a decrease of $23.6 million from $155.2 million at June 30, 2003. The decrease was due primarily to a decrease in trade receivables for mortgage loans originated and sold into the secondary market but not yet settled as of the last day of the quarter.

Deposits. Deposits decreased $6.6 million, or 0.6%, during the quarter and totaled $1,101.8 million at September 30, 2003 compared to $1,108.5 million at June 30, 2003. Interest bearing accounts decreased $7.9 million or 0.7% to $1,061.0 million at September 30 primarily due to a decrease in certificates of deposit partially offset by an increase in money market accounts. Average deposit balances during the quarter ended September 30, 2003 were $1,067.2 million compared to $1,057.2 million for the quarter ended June 30, 2003, an increase of 0.9% or $10.0 million.

Borrowings. Repurchase agreements increased $21.7 million to $31.2 million at September 30, 2003 compared to $9.5 million at June 30, 2003. The increase was due to borrowings obtained to support certain security purchases as referenced above. Federal Home Loan Bank advances increased $98.3 million or 41.7% during the quarter and totaled $334.3 million at September 30, 2003 compared to $236.0 million at June 30, 2003 due primarily to an increase of short term floating rate advances to provide funding for mortgage loan activity, including loans held for sale.

During the prior year quarter the Company redeemed interest rate swaps and the effect of that transaction on interest expense is described in more detail in the section above titled “Net Interest Income”.

Capital Resources. Total shareholders’ equity increased $1.2 million, or 0.7% during the quarter and totaled $183.9 million at September 30, 2003 compared to $182.7 million at June 30, 2003. The overall increase in shareholders’ equity was due to current period earnings partially offset by an increase in the net unrealized loss on securities caused by the disparate effect of an increase in market interest rates during the current fiscal quarter on the available for sale securities portfolio. During the current fiscal quarter the Company repurchased 40,000 shares of common stock at an average price of $16.98 per share. Stock repurchase programs are a component of the company’s strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company are for use in its stock option plan and for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on average total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2003 and June 30, 2003.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the consolidated audited financial statements in First Place Financial Corp.’s 2003 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2003 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations. The Company has identified two accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. These two policies relate to determining the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. Additional information regarding these policies is included in the aforementioned notes to the consolidated financial statements and in the sections captioned “Noninterest Income” and “Allowance for Loan Losses”, respectively. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Liquidity and Cash Flows

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company’s principal sources of funds are deposits; sales, amortization and prepayments of loans; maturities, sales and principal receipts of securities; borrowings, repurchase agreements and operations.

The Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the objective of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank.

The primary investing activities of the Bank are originating loans and purchasing securities. For the quarter ended September 30, 2003 proceeds from the securities portfolio provided $37.7 million, offset by the purchase of securities totaling $48.3 million. Growth in the loan portfolio used $107.9 million. Proceeds from other loans sold for interest rate risk and liquidity management and to offset an increase in borrowings were $19.4 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan and mortgage related security prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan and mortgage related security prepayments would be expected to decline, reducing funds available for investment at higher interest rates. Market interest rates during the current quarter displayed volatility but overall increased slightly during the quarter.

The primary financing activities of the Bank are deposits, repurchase agreements and borrowings. For the quarter ended September 30, 2003, a slight decrease in deposit accounts used $6.6 million, an increase in repurchase agreements provided $21.7 million and an increase of borrowings provided $98.4 million, net of scheduled repayments. As previously discussed, the Bank experienced a high level of mortgage banking activity during the quarter. The loan balances generated by this activity were funded by an increase in short-term borrowings. It is anticipated that the recent rise in interest rates, as evidenced by a decrease in loan applications, will reduce the balance of loans held for sale and therefore reduce the need for short-term funding. The Bank will continue to monitor the effect of interest rates and other factors on liquidity and cash flows and take the appropriate actions to continue to meet cash needs.

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

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, reinvestment of security and loan cash flows, loan and deposit volumes and rates, nonmaturity deposit assumptions, reinvestment of certificate of deposit maturities, and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using September 2003 amounts as a base case, the Company’s net interest income would be impacted by less than the board mandated limits.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended September 30, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1. Legal Proceedings – Not applicable.

Item 2. Changes in Securities and Use of Proceeds – Not applicable.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on October 23, 2003. The matters approved by shareholders at the annual meeting and the voting results as to each matter are set forth below.

Election of Directors for a three-year term:

Name	For	Withheld
Marie Izzo Cartwright	9,776,840	636,501
Robert P. Grace	9,916,040	497,301
Thomas M. Humphries	9,854,604	558,737
W. Terry Patrick	9,771,685	641,656

Those members who continue to serve as Directors of the Company after the annual meeting are as follows:

A. Gary Bitonte	E. Jeffrey Rossi
Donald Cagigas	Samuel A. Roth
Jeffrey L. Francis	William A. Russell
George J. Gentithes	Ronald P. Volpe
Earl T. Kissell	Robert L. Wagmiller
Steven R. Lewis

Ratification of the appointment of Crowe Chizek and Company LLC as independent auditors for the fiscal year ending June 30, 2004:

For	Against	Abstain
10,230,678	128,891	53,772

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Report on Form 8-K dated July 16, 2003 announcing the hiring of Kenton A. Thompson as Regional President and President of Wealth Management Services of First Place Bank.

Report on Form 8-K dated July 22, 2003 announcing the Company’s results of operations for the three and twelve months ended June 30, 2003.

Report on Form 8-K dated July 22, 2003 announcing the declaration of a regular quarterly dividend.

Report on Form 8-K dated July 28, 2003 announcing a presentation by the President and Chief Executive Officer, Steven R. Lewis and Chief Financial Officer, David L. Mead at the Keefe, Bruyette & Woods 4th Annual Community Bank Investor Conference.

Report on Form 8-K dated September 3, 2003 announcing that the annual meeting of shareholders of First Place Financial Corp will be held on October 23, 2003.

Report on Form 8-K dated October 21, 2003 announcing the Company’s results of operations for the three months ended September 30, 2003 and announcing the declaration of a regular quarterly dividend.

Report on Form 8-K dated November 6, 2003 announcing the opening by First Place Bank of its new concept “First Place Financial Center” in Solon, Ohio.

Report on Form 8-K dated November 10, 2003 announcing that the Company and Franklin Bancorp, Inc. have entered into an Agreement and Plan of Merger under which the Company has agreed to acquire Franklin.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: November 14, 2003	/s/ Steven R. Lewis	/s/ David L. Mead
	Steven R. Lewis President and Chief Executive Officer	David L. Mead Chief Financial Officer