Form 10-Q
period 2003-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2004-02-13
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

13,283,352 common shares as of January 31, 2004

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	December 31, 2003	June 30, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$27,841	$32,206
Federal funds sold	1,500	1,650
Securities available for sale	338,940	346,429
Loans held for sale	46,108	65,695
Loans
Mortgage and construction	688,222	615,478
Commercial	161,476	124,005
Consumer	182,519	161,962

Total loans	1,032,217	901,445
Less allowance for loan losses	10,802	9,603

Loans, net	1,021,415	891,842
Federal Home Loan Bank stock	22,979	22,523
Premises and equipment, net	19,515	19,766
Goodwill	18,418	18,407
Core deposit and other intangibles	4,399	4,902
Accrued interest receivable and other assets	169,580	155,193

TOTAL ASSETS	$1,670,695	$1,558,613

LIABILITIES
Deposits
Non-interest bearing	$40,246	$39,506
Interest bearing checking	76,841	73,125
Savings	133,380	135,819
Money market	302,365	298,788
Certificates of deposit	552,406	561,212

Total deposits	1,105,238	1,108,450
Securities sold under agreements to repurchase	30,080	9,547
Federal Home Loan Bank advances	296,179	235,952
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital securities	30,929	0
Advances by borrowers for taxes and insurance	5,614	4,385
Accrued interest payable and other liabilities	15,260	17,598

TOTAL LIABILITIES	1,483,300	1,375,932

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $.01 par value:
33,000,000 shares authorized; 18,128,272 shares issued	181	181
Additional paid-in capital	177,308	177,059
Retained earnings	89,277	83,806
Unearned employee stock ownership plan shares	(5,922)	(6,219)
Unearned recognition and retention plan shares	(1,545)	(1,887)
Treasury stock: 4,839,420 shares at December 31, 2003 and 4,819,567 shares at June 30, 2003	(66,917)	(66,452)
Accumulated other comprehensive loss	(4,987)	(3,807)

TOTAL SHAREHOLDERS’ EQUITY	187,395	182,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,670,695	$1,558,613

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
INTEREST INCOME
Loans, including fees	$17,598	$18,110	$35,324	$35,865
Securities
Taxable	3,146	4,088	6,127	8,984
Tax exempt	482	440	960	970

TOTAL INTEREST INCOME	21,226	22,638	42,411	45,819

INTEREST EXPENSE
Deposits	6,287	8,010	12,794	16,530
Borrowed funds	2,791	2,744	5,417	6,264
Repurchase agreements	224	413	276	1,171

TOTAL INTEREST EXPENSE	9,302	11,167	18,487	23,965

NET INTEREST INCOME	11,924	11,471	23,924	21,854
PROVISION FOR LOAN LOSSES	687	697	2,173	1,208

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,237	10,774	21,751	20,646

NONINTEREST INCOME
Service charges	1,338	1,249	2,695	2,429
Security gains, net	292	324	292	429
Gain on sale of loans, net	1,192	2,971	5,184	5,203
Loan servicing income (loss)	1,367	(714)	506	(1,959)
Other income—bank	226	33	489	27
Other non-bank subsidiaries	1,550	923	3,221	1,533

TOTAL NONINTEREST INCOME	5,965	4,786	12,387	7,662

NONINTEREST EXPENSE
Salaries and benefits	5,685	4,399	10,942	8,441
Occupancy and equipment	1,527	1,402	3,049	2,809
Professional fees	296	456	759	750
Loan expenses	120	376	683	684
Franchise taxes	518	402	912	799
Intangible amortization	251	245	500	493
Other	2,524	1,880	4,287	3,558

TOTAL NONINTEREST EXPENSE	10,921	9,160	21,132	17,534

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,281	6,400	13,006	10,774

Provision for income tax	1,937	2,112	4,106	3,455
Minority interest in income of consolidated subsidiary	12	0	59	0

NET INCOME	$4,332	$4,288	$8,841	$7,319

Basic earnings per share	$0.34	$0.34	$0.70	$0.57

Diluted earnings per share	$0.34	$0.33	$0.69	$0.56

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002

Balance at beginning of period	$183,909	$183,158	$182,681	$185,275

Comprehensive income:

Net income	4,332	4,288	8,841	7,319

Change in unrealized losses on interest rate swaps, net of tax	0	0	0	6,984

Loss on termination of interest rate swaps, net of tax	0	0	0	(8,164)

Loss on termination of interest rate swaps reclassified into income, net of tax	420	517	843	893

Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(196)	(706)	(2,024)	1,190

Total comprehensive income	4,556	4,099	7,660	8,222

Cash dividends declared	(1,510)	(1,641)	(3,370)	(3,285)

Commitment to release employee stock ownership plan shares	287	264	545	510

Commitment to release recognition and retention plan shares	172	200	342	400

Treasury shares acquired	(183)	(6,332)	(862)	(11,662)

Stock options exercised and related tax benefit	164	164	388	440

Stock issued as employee compensation	0	0	11	12

Balance at end of period	$187,395	$179,912	$187,395	$179,912

Cash dividends per share	$0.14	$0.125	$0.28	$0.25

See accompanying notes to consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
(Dollars in thousands)	2003	2002

Cash flows from operating activities:
Net cash from (used in) operating activities	$14,981	$(33,771)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	23,511	39,113
Proceeds from maturities, calls and principal paydowns	33,690	67,528
Purchases	(53,082)	(23,060)
Net change in federal funds sold	150	38,221
Net change in loans	(174,417)	6,238
Proceeds from other loans sold	46,215	0
Premises and equipment expenditures	(1,080)	(789)
Additional investment in Coldwell Banker First Place Real Estate, Ltd.	0	(312)

Net cash from (used in) investing activities	(125,013)	126,939

Cash flows from financing activities:
Net change in deposits	(3,212)	40,255
Net change in advances by borrowers for taxes and insurance	1,229	(665)
Net change in repurchase agreements	20,533	(45,134)
Net proceeds from issuance of subordinated debt securities	30,629	0
Cash dividends paid	(3,370)	(3,285)
Proceeds and tax benefit from stock options exercised	388	440
Purchase of treasury stock	(862)	(11,662)
Proceeds from Federal Home Loan Bank borrowings	452,395	354,719
Repayment of Federal Home Loan Bank borrowings	(392,063)	(419,758)
Termination of interest rate swaps	0	(12,560)

Net cash from (used in) financing activities	105,667	(97,650)

Net change in cash and cash equivalents	(4,365)	(4,482)
Cash and cash equivalents at beginning of period	32,206	43,629

Cash and cash equivalents at end of period	$27,841	$39,147

Supplemental cash flow information:
Cash payments of interest expense	$17,234	$24,087
Cash payments of income taxes	4,040	2,300
Supplemental noncash disclosures:
Transfer of loans to other real estate	$581	$1,449

See accompanying notes to consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Principles of Consolidation:

The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc.—First Place Insurance Agency, Ltd. (FPI), Coldwell Banker First Place Real Estate, Ltd. (CBFPRE), APB Financial Group, Ltd. (APB), American Pension Benefits, Inc. (American) and TitleWorks Agency, LLC (TitleWorks). TitleWorks Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investment of First Place Financial Corp. in First Place Capital Trust and First Place Capital Trust II have been accounted for under the equity method. See discussion of this accounting treatment in Note 8, Effect of New Accounting Standards, below. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Options. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”.

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Net income as reported	$4,332	$4,288	$8,841	$7,319
Deduct: Stock-based compensation expense determined under fair value based method	108	95	216	190

Pro forma net income	$4,224	$4,193	$8,625	$7,129

Basic earnings per share as reported	$0.34	$0.34	$0.70	$0.57
Pro forma basic earnings per share	$0.34	$0.33	$0.69	$0.56

Diluted earnings per share as reported	$0.34	$0.33	$0.69	$0.56
Pro forma diluted earnings per share	$0.33	$0.32	$0.67	$0.54

2. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2003 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the identifiable segments are not material, and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

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

4. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except share data)	2003	2002	2003	2002
Basic earnings per share computation:
Net Income	$4,332	$4,288	$8,841	$7,319

Gross weighted average shares outstanding	13,287,503	13,615,526	13,291,742	13,735,777
Less: Average unearned ESOP shares	(603,278)	(662,632)	(610,724)	(670,078)
Less: Average unearned RRP shares	(126,596)	(178,879)	(132,970)	(186,201)

Net weighted average shares outstanding	12,557,629	12,774,015	12,548,048	12,879,498

Basic earnings per share	$0.34	$0.34	$0.70	$0.57

Diluted earnings per share computation:
Net Income	$4,332	$4,288	$8,841	$7,319

Weighted average shares outstanding for basic earnings per share	12,557,629	12,774,015	12,548,048	12,879,498
Add: Dilutive effects of assumed exercises of stock options	248,746	242,636	235,998	266,953
Add: Dilutive effects of unearned RRP shares	6,714	10,993	7,093	13,828

Weighted average shares and potentially dilutive shares	12,813,089	13,027,644	12,791,139	13,160,279

Diluted earnings per share	$0.34	$0.33	$0.69	$0.56

There were no stock options that were antidilutive for the three or six-month periods ended December 31, 2003 or December 31, 2002. Therefore, all stock options were considered in computing diluted earnings per share.

5. Junior Subordinated Deferrable Interest Debentures Held by Trusts that Issued Guaranteed Capital Securities:

In December 2003 the Company formed two affiliated trusts that issued $30 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). These affiliates, First Place Capital Trust and First Place Capital Trust II, (collectively the Trust Affiliates) issued Trust Preferred Securities in a private transaction. In connection with this transaction the Company issued $30.9 million of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Company has guaranteed payment of principal and interest on the Trust Preferred Securities. The terms of the Trust Preferred Securities issued by the Trust Affiliates were as follows:

Issuer	First Place Capital Trust	First Place Capital Trust II

Principal Amount (in thousands)	$15,000	$15,000
Issue Date	December 19, 2003	December 19, 2003
Maturity Date	January 23, 2034	January 23, 2034
Initial Interest Rate	3 month LIBOR + 2.85%	6.45%
Interest Rate after January 2009	3 month LIBOR + 2.85%	3 month LIBOR + 2.85%
Redeemable by issuer at par after	January 23, 2009	January 23, 2009

The proceeds of these securities were used to purchase the Junior Debentures issued by the Company. The terms of the Junior Debentures were as follows:

Issuer	First Place Financial Corp.	First Place Financial Corp.

Principal Amount (in thousands)	$15,465	$15,464
Issue Date	December 19, 2003	December 19, 2003
Maturity Date	January 23, 2034	January 23, 2034
Initial Interest Rate	3 month LIBOR + 2.85%	6.45%
Interest Rate after January 2009	3 month LIBOR + 2.85%	3 month LIBOR + 2.85%
Redeemable by issuer at par after	January 23, 2009	January 23, 2009

The Company plans to use the proceeds of the Junior Debentures to fund a portion of the cash consideration of the purchase price of the common stock of Franklin Bancorp, Inc. discussed in Note 7. The Company incurred $300 thousand of debt issuance costs which were classified as deferred charges and are being amortized over the period from January 2004 to January 2009 when both the Trust Preferred Securities and the Junior Debentures can be called by the issuers at par.

The Trust Preferred Securities and the Junior Debentures may be redeemed by the issuers for a premium from January 23, 2005 until January 22, 2009. Interest on both securities may be deferred for a period of up to five years at the option of the issuer. As discussed in Note 8, the Trust Affiliates are accounted for using the equity method of accounting for investments and are not included in the consolidated financial statements of the Company.

6. Guarantees

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At December 31, 2003, the Company had $1.0 million in standby letters of credit outstanding with an average remaining term of 3 months. There was no liability recorded on the Company’s books related to these standby letters of credit.

7. Pending Business Combination

On November 10, 2003, the Company announced it had entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Southfield, Michigan-based Franklin Bancorp, Inc., (Franklin). Franklin had $519.6 million in assets and $45.7 million in shareholders’ equity at December 31, 2003 according to their Form 8-K dated January 29, 2004. Under the terms of the agreement and upon completion of the merger, the holders of Franklin common stock may elect to receive one of the following as consideration for their shares: (i) $21.00 in cash without interest, for each share of Franklin common stock; (ii) 1.137 shares of the Company’s common stock for each share of Franklin common stock; (iii) the fixed consideration of 50% Company common stock (.5685 shares) and 50% cash ($10.50) for each share of Franklin common stock; or (iv) a portion in Company common stock and a portion in cash in amounts determined by the Franklin shareholder, subject to allocation procedures which are intended to ensure that 50% of the aggregate consideration paid by the Company to holders of Franklin common stock will be common stock of the Company with the remaining consideration to be paid in cash. The Merger Agreement has been approved by the Company’s and Franklin’s Boards of Directors. The consummation of the merger is subject to receipt of the approval of the shareholders of Franklin and all of the regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the last half of the second calendar quarter of 2004.

On a pro forma basis assuming the merger had been effective as of December 31, 2003, the Company would have had assets of approximately $2.2 billion and total equity of approximately $225 million.

8. Effect of New Accounting Standards:

In April 2003 the Financial Accounting Standards Board (FASB) issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133 “Accounting for Derivative

Instruments and Hedging Activities” for decisions made by the Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in connection with the application of the definition of a derivative. In May 2003 the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain freestanding financial instruments that have characteristics of both liabilities and equity. The adoption of these two statements on July 1, 2003 did not have a material impact on the Company.

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003 the FASB issued a revision to FIN 46. This statement determines when an ownership interest in an entity represents a Variable Interest Entity (VIE) and therefore should be consolidated. The Company has adopted this pronouncement as of the date the revision was issued, December 2003. The criteria for consolidation include the size of the Company’s equity investment in the entity relative to the entity itself, the right to receive anticipated returns and the obligation to absorb anticipated losses, the ability to control the entity through voting rights or similar interests and the purpose of the entity as serving the interests of its investors or its equity owners. Based on these criteria, First Place Capital Trust and First Place Capital Trust II have not been included in the consolidated financial statements of the Company. Application of FIN 46, as revised, will not affect comparability between periods since the only entities affected by this pronouncement were the Trust Affiliates created in December 2003, the month of adoption.

In December 2003 the FASB issued a revision of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision will not have any application to the Company as its retirement plan is not in the form of a defined benefit plan and it has no postretirement benefits that are covered by the statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2003 and 2002

General. Net income for the quarter ended December 31, 2003 totaled $4.3 million, or $0.34 per diluted share compared to net income of $4.3 million, or $0.33 per diluted share for the quarter ended December 31, 2002. Return on average equity for the quarter was 9.30% compared to 9.39% for the quarter ended December 31, 2002. Return on average assets for the quarter was 1.02% compared to 1.09% for the quarter ended December 31, 2002. Earnings for the quarter reflected an increase in total revenues partially offset by increases in noninterest expense associated, in part, with the Company’s expansion initiatives.

Net income for the six months ended December 31, 2003 totaled $8.8 million, or $0.69 per diluted share compared to net income of $7.3 million, or $0.56 per diluted share for the six months ended December 31, 2002. Return on average equity for the six months was 9.57% compared to 8.02% for the six months ended December 31, 2002. Return on average assets for the six months was 1.07% compared to 0.92% for the six months ended December 31, 2002. Net income in the current period reflected strong growth in noninterest income combined with solid growth in net interest income primarily due to asset growth.

Net Interest Income. Net interest income for the quarter ended December 31, 2003 totaled $11.9 million, an increase of $0.4 million, or 3.9% from $11.5 million for the quarter ended December 31, 2002. The increase in net interest income resulted primarily from an increase of $109.6 million or 7.8% in average interest-earning assets compared to the same quarter a year ago. In addition, the mix of assets changed to include more loans and less investments which served to partially counteract the decline in asset yields as assets have repriced or been replaced at historically low rates over the past year. Average loan balances increased by $181.7 million or 18.8% to $1.1 billion. Lower yielding securities and short-term investment balances declined by $52.4 million. Despite this shift to higher yielding assets, the yield on interest-bearing assets declined 87 basis points to 5.66% from 6.53% due to the high rate of replacement and repricing of assets caused by historically low interest rates during the quarter. Average interest-bearing liabilities increased by $110.3 million or 8.4% compared to the prior year quarter ended December 31, 2002. Average deposit balances decreased $5.0 million. Growth in money market balances substantially offset a decline in certificates of deposit, resulting in a favorable shift in the mix of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.64% for the quarter ended December 31, 2003 compared to 3.39% for the prior year quarter, a decrease of 75 basis points. This decrease was primarily due to additional lower-cost short-term borrowings in the second quarter of the current fiscal year compared to the prior year. Borrowings maturing in seven days or less averaged $209.5 million in the current quarter compared to $54.7 million in the prior year quarter. On a fully tax equivalent basis, the net interest margin for the quarter ended December 31, 2003 was 3.21% or 9 basis points less than the comparable quarter in the prior year. This occurred primarily as mortgage loans repriced downward faster than liabilities due to a high level of refinancing. The majority of mortgage loans are loans secured by 1-4 family dwellings and generally those loans do not carry prepayment penalties.

Net interest income for the six months ended December 31, 2003 totaled $23.9 million, an increase of $2.1 million or 9.5% over the same period a year ago. This increase was due to favorable changes in the mix of interest-earning assets and interest-bearing liabilities along with a decline in the negative impact of interest rate swaps previously used to manage interest rate risk. The average balance of loans increased to 75.3% of interest-earning assets for the six months ended December 31, 2003 compared to 66.8% for the same period in the prior year. At the same time, the average balance of certificates of deposit, which are generally higher cost liabilities, declined to 40.0% of total average interest-bearing liabilities for the six months ended December 31, 2003 compared to 44.8% for the same period in the prior year. Also contributing to the improvement in net interest income was a reduction of the cost associated with interest rate swaps that were terminated in August 2002. The cost of the interest rate swaps included in interest expense for the first six months of the current fiscal year was a non-cash charge of $1.3 million. The cost of these interest rate swaps in the same period of the prior year was $2.1 million, including non-cash charges of $1.4 million. Additional information regarding the interest rate swaps is contained in the Company’s 2003 Annual Report on Form 10-K and also in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2003 Annual Report to Shareholders.

Provision for Loan Losses. The provision for loan losses was $687,000 for the quarter ended December 31, 2003 compared to $697,000 for the quarter ended December 31, 2002. This stability in the provision for loan losses was consistent with the stability of the size of the loan portfolio and in the level of nonperforming loans during the second quarter of the current and prior fiscal years. Net charge-offs for the current fiscal quarter totaled $410,000 compared to $753,000 for the prior year period. Annualized net charge-offs to average loans were 0.15% for the current fiscal quarter compared to 0.32% for the same fiscal quarter in the prior year. The provision for loan losses was $2.2 million for the six months ended December 31, 2003 compared to $1.2 million for the six months ended December 31, 2002. The increase in the provision for the six-month period over the prior year was primarily due to growth in the loan portfolio. Total loans increased $130.8 million during the first six months of fiscal 2004 compared to a decline of $6.6 million during the first six months of fiscal 2003. The allowance for loan losses as a percent of total loans was 1.05% at December 31, 2003 compared to 1.07% at June 30, 2003 and 1.04% at December 31, 2002.

Noninterest Income. Noninterest income totaled $6.0 million for the quarter ended December 31, 2003, an increase of $1.2 million or 24.6% from $4.8 million in the prior year quarter ended December 31, 2002. Noninterest income totaled $12.4 million for the six months ended December 31, 2003, an increase of $4.7 million or 61.7% from $7.7 million for the six months ended December 31, 2002. The increases in the three and six month periods were due primarily to improvements in loan servicing operations, revenue from non-banking subsidiaries and income earned on bank owned life insurance.

Gain on sale of loans was $1.2 million for the current fiscal quarter compared to $3.0 million for the prior year fiscal quarter. Mortgage originations of $239.5 million in the current quarter were comparable to originations of $246.7 million for the previous year quarter. Volatility in interest rates during the current quarter contrasted with falling rates during the same quarter last year resulted in a contraction in the margins realized on the sale of loans this quarter compared to the same quarter last year. Gain on sale of loans was $5.2 million for both the six months ended December 31, 2003 and 2002. Mortgage originations were $642.8 million for the six months ended December 31, 2003 compared to $463.0 million for the same period in the prior year. Due to recent volatility in interest rates, the Company has experienced a decrease in mortgage application volume and a lower level of mortgage banking activity is anticipated in the next fiscal quarter compared to the quarter ended December 31, 2003. The opening of two loan production offices during the fourth quarter of fiscal 2003 and another in January 2004 is expected to generate incremental volume that may partially offset the effect of the anticipated decline in mortgage activity.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of loan servicing rights adjusted for any change in the allowance for impairment of loan servicing rights, which are valued at the lower of cost or market. Both the amortization and the valuation of loan servicing rights are sensitive to movements in interest rates. Both amortization and valuation allowances tend to increase as rates fall and tend to decrease as rates rise. Historically low interest rates over the past two years and volatility in rates recently have resulted in the increased variability of loan servicing income over the past two years. Loan servicing income for the three months ended December 31, 2003 was $1.4 million including a $1.6 million recovery of an impairment allowance. This compared to a $714,000 loss during the same period in the prior year, which included a $99,000 allowance for impairment. Loan servicing income for the six months ended December 31, 2003 was $506,000 including a $2.0 million recovery of an impairment allowance. This compared to a loss of $2.0 million for the same period in the prior year, which included a $1.1 million provision for impairment. The process used to arrive at the estimated aggregate fair value of the Company’s loan servicing rights is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. Market interest rates are an external factor that has a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. At December 31, 2003, the value of the loan servicing rights was 1.00% of the loans being serviced.

Income from non-bank subsidiaries increased $627,000 to $1.6 million for the quarter ended December 31, 2003 compared to $923,000 for the quarter ended December 31, 2002. Income from non-bank subsidiaries increased $1.7 million to $3.2 million for the six months ended December 31, 2003 compared to $1.5 million for the six months ended December 31, 2002. The increases in both current year periods over the prior year periods were due primarily to the acquisitions of APB and majority ownership in TitleWorks, both of which occurred in January 2003. Income from bank owned life insurance included in Other income-bank, was $203,000 and $405,000 for the three months and six months ended December 31, 2003 respectively and was zero in the same periods in the prior year.

Noninterest Expense. Noninterest expense increased $1.8 million or 19.2% to $10.9 million for the three months ended December 31, 2003 compared to the same quarter in the prior year. Noninterest expense increased $3.6 million or 20.5% to $21.1 million for the six months ended December 31, 2003 compared to $17.5 million for the same period in the prior year. The most significant component of the increase in both periods was an increase in salaries and benefits of $1.3 million for the second quarter and $2.5 million for the first half of fiscal 2004. These increases were due, in part, to the acquisitions of APB and a majority ownership in TitleWorks in January 2003. Additionally, the opening of loan production offices in Cincinnati and Toledo, Ohio and a financial center in Solon, Ohio during the first and second quarters of fiscal 2004 increased salaries and benefits. These initiatives represent investments in operations that are expected to significantly contribute to the Company’s profitability in the future. The Company recorded a charge in the quarter ended December 31, 2003 of $770,000 related to aged outstanding reconciling items in the Company’s primary correspondent account identified during the quarter after reviewing procedures for proof and check clearing processes. The new procedures eliminated certain reconciling timing differences in the account but led to the conclusion that certain other reconciling differences were not likely to be recoverable. This charge had the effect of increasing the efficiency ratio to 60.20% for the quarter ending December 31, 2003 compared to 55.55% for the same quarter in the prior year. The efficiency ratio would have been 55.96%

for the quarter ended December 31, 2003 excluding this charge. For the six months ended December 31, 2003, the efficiency ratio, as computed without excluding the charge, improved to 57.40% compared to 58.42% in the prior year. The Company computes the efficiency ratio by dividing noninterest expense by the sum of fully tax equivalent net interest income and noninterest income.

Income Taxes. Income tax expense totaled $1.9 million for the quarter ended December 31, 2003, a decrease of $175,000 compared to the prior year quarter ended December 31, 2002 due to lower pretax income and a lower effective tax rate. The effective tax rate for the quarter ended December 31, 2003 was 30.8% compared to 33.0% for the quarter ended December 31, 2002. The lower effective tax rate was due, in part, to the recognition of certain tax credits related to investments. Income tax expense totaled $4.1 million for the six months ended December 31, 2003, an increase of $651,000 compared to the same period in the prior year. The increase was primarily related to the increase in pretax income for the same periods.

Financial Condition

General. Assets totaled $1,670.7 million at December 31, 2003, an increase of $112.1 million, or 7.2% from $1,558.6 million at June 30, 2003. Capital ratios remain strong, as supported by the ratio of equity to total assets at December 31, 2003 of 11.2%.

Securities. Securities available for sale decreased $7.5 million, or 2.2% during the six months and totaled $338.9 million at December 31, 2003 compared to $346.4 million at June 30, 2003. The decrease was primarily due to the rapid paydown of mortgage-backed securities and the sale, at par, of a trust preferred security partially offset by security purchases of $53.1 million.

Loans Held for Sale. Loans held for sale totaled $46.1 million at December 31, 2003 compared to $65.7 million at June 30, 2003, a decrease of 29.8% or $19.6 million attributable to a decrease in mortgage banking activity during the second quarter of fiscal 2004.

Loans. The loan portfolio totaled $1,032.2 million at December 31, 2003, an increase of $130.8 million, or 14.5% from $901.4 million at June 30, 2003. The fastest growing loan category was commercial loans, including commercial real estate, which grew $37.5 million or 30.2%. This included growth of $27.4 million in commercial real estate which was accomplished through the addition of experienced commercial loan personnel. Mortgage loans had the highest level of dollar growth and grew $72.7 million or 11.8%. This growth was primarily the result of a shift in customer preferences from fixed rate to adjustable rate loans, many of which were retained in the portfolio. Consumer loans grew $20.6 million or 12.7%. The growth in consumer loans was a result of cross-selling efforts by mortgage loan and branch personnel.

Nonperforming Assets. Nonperforming assets, including nonperforming loans and real estate owned, totaled $15.5 million at December 31, 2003, an increase of $1.7 million over June 30, 2003 but a decrease of $0.8 million from December 31, 2002. Nonperforming assets as a percent of total assets declined to 0.93% at December 31, 2003 from 1.08% a year earlier. Nonperforming loans at December 31, 2003 were $14.2 million, a decrease of 3.5% or $520,000 compared to the year-ago level but $1.4 million or 10.8% higher than at June 30, 2003. The increase in nonperforming loans during the current fiscal year was primarily in one-to-four family mortgage loans, loans that historically have not resulted in a high level of losses for the Company. The ratio of the allowance for loan losses to nonperforming loans improved to 76.31% from 63.87% at December 31, 2002 but decreased from 75.14% at June 30, 2003.

Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio.

The allowance for loan losses increased $1.2 million, or 12.5%, to $10.8 million at December 31, 2003 compared to $9.6 million at June 30, 2003. This increase was consistent with growth of 14.5% in total loans. The ratio of the allowance for loan losses to portfolio loans was 1.05% at the end of the current fiscal quarter compared to 1.04% at the end of the prior year quarter and 1.07% at June 30, 2003. Net charge-offs as a percent of average loans declined to 0.15% for the second quarter of fiscal 2004 compared to 0.22% for the first quarter of fiscal 2004 and 0.29% for the 2003 fiscal year.

Other Assets. Other assets totaled $169.6 million at December 31, 2003, an increase of $14.4 million from $155.2 million at June 30, 2003. The increase was due primarily to an increase in trade receivables for mortgage loans originated and sold under trade date accounting into the secondary market but not yet settled as of the last day of the quarter, along with an increase in the value of loan servicing rights.

Deposits. Deposits decreased $3.2 million, or 0.3%, during the first two quarters and totaled $1,105.2 million at December 31, 2003 compared to June 30, 2003. Interest-bearing accounts decreased 0.4% while noninterest-bearing deposits grew 1.9%.

Borrowings. Federal Home Loan Bank advances increased $60.2 million or 25.5% during the six months ended December 31, 2003 to $296.2 million compared to $236.0 million at June 30, 2003. Junior Debentures of $30.9 million were issued on December 19, 2003. There were none previously outstanding. The Company intends to use the proceeds of the Junior Debentures to fund a portion of the cash consideration of the purchase price of the common stock of Franklin Bancorp, Inc., which is anticipated to occur in the second calendar quarter of 2004. See Note 7 to the Condensed Consolidated Financial Statements for a description of this transaction. Repurchase agreements increased $20.5 million to $30.1 million at December 31, 2003 compared to June 30, 2003. The increase was due to borrowings obtained to support purchases of certain investment securities. During the prior year period the Company redeemed interest rate swaps and the effect of that transaction on interest expense is described in more detail in the section above titled “Net Interest Income”.

Capital Resources. Total shareholders’ equity increased $4.7 million, or 2.6% during the six months ended December 31, 2003 and totaled $187.4 million compared to $182.7 million at June 30, 2003. The overall increase in shareholders’ equity was due to current period earnings partially offset by an increase in the net unrealized loss on securities available for sale and cash dividends paid for the quarter. During the first six months of the fiscal year the Company repurchased 50,000 shares of common stock at an average price of $17.25 per share. Stock repurchase programs are a component of the Company’s strategy to reduce/invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company are for use in its stock option plan and for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at December 31, 2003 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	13.35%	10.00%
Tier 1 (core) capital to risk-weighted assets	12.37%	6.00%
Tier 1 (core) capital to adjusted total assets	8.25%	5.00%

Critical Accounting Policies

The Company has identified two accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These two policies relate to determining the adequacy of the allowance for loan losses and the valuation of mortgage servicing rights. Application of assumptions different than those used by management could result in material differences of amounts estimated. Additional information regarding these policies can be found in the sections captioned “Noninterest Income” and “Allowance for Loan Losses” and in Note 1 to the consolidated audited financial statements in First Place Financial Corp.’s 2003 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2003 Annual Report on Form 10-K. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

Liquidity and Cash Flows

In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company’s principal sources of funds are deposits; sales, amortization and prepayments of loans; maturities, sales and principal receipts of securities; borrowings, repurchase agreements, the issuance of debt or equity securities and operations. The Company increased liquidity during December 2003 by issuing $30.9 million of Junior Debentures. The Company plans to use the proceeds of these securities to fund a portion of the cash consideration of the purchase of Franklin discussed in Note 7 to the Condensed Consolidated Financial Statements.

Additionally, the subsidiary Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities of competitors, and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities and (iv) the current goals of its asset/liability management program. Along with its liquid assets, the Bank has additional sources of liquidity available including, but not limited to, the ability to obtain deposits by offering above-market interest rates and access to advances from the Federal Home Loan Bank. As of December 31, 2003 the Bank has unused borrowing capacity of approximately $190 million at the Federal Home Loan Bank based on assets currently pledged. In addition, the Bank has approximately $220 million of securities not currently pledged which could be used to secure repurchase agreements or pledged to the Federal Home Loan Bank to increase the Bank’s borrowing capacity there.

The primary investing activities of the Bank are originating loans and purchasing securities. For the six months ended December 31, 2003, proceeds from the securities portfolio provided $57.2 million, partially offset by the purchase of securities totaling $53.1 million. Growth in the loan portfolio used $174.4 million of funds. Proceeds from other loans sold for interest rate risk and liquidity management purposes were $46.2 million. Generally, during periods of declining interest rates, the Bank would be expected to experience increased loan and mortgage related security prepayments, which would likely be reinvested at lower interest rates. During periods of increasing interest rates, loan and mortgage related security prepayments would be expected to decline, reducing funds available for investment at higher interest rates. Market interest rates during the current quarter displayed volatility but overall remained at historically low levels.

The primary financing activities of the Bank are deposits, repurchase agreements and borrowings. For the six months ended December 31, 2003, a slight decrease in deposit accounts used $3.2 million, an increase in repurchase agreements provided $20.5 million and an increase of Federal Home Loan Bank borrowings provided $60.3 million, net of scheduled repayments. The Bank will continue to monitor the effect of interest rates and other factors on liquidity and cash flows and take the appropriate actions to continue to meet cash needs.

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

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, reinvestment of security and loan cash flows, loan and deposit volumes and rates, nonmaturity deposit assumptions, reinvestment of certificate of deposit maturities, and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using December 2003 amounts as a base case, the Company’s net interest income would not be impacted more than the limits established by its board of directors.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended December 31, 2003, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings – Not applicable.

Item 2.	Changes in Securities and Use of Proceeds.

Reference is made to Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) for December 31, 2003, included in Part I. Item 1. of this Form 10-Q which is incorporated herein by reference to this part of this report on Form 10-Q.

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

Report on Form 8-K dated November 6, 2003 announcing the opening by First Place Bank of its new concept “First Place Financial Center” in Solon, Ohio.

Report on Form 8-K dated November 10, 2003 announcing that the Company and Franklin Bancorp, Inc. entered into an Agreement and Plan of Merger under which the Company agreed to acquire Franklin Bancorp, Inc.

Report on Form 8-K dated December 19, 2003 announcing that the Company completed a $30 million capital trust securities offering through newly formed trusts in a private transaction.

Report on Form 8-K dated January 20, 2004 announcing the Company’s results of operations for the three months and six months ended December 31, 2003 and announcing the declaration of a regular quarterly dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	February 13, 2004	/s/ Steven R. Lewis	/s/ David L. Mead

		Steven R. Lewis President and Chief Executive Officer	David L. Mead Chief Financial Officer