Form 10-Q
period 2004-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2004-05-13
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

13,193,486 common shares as of May 7, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)	March 31, 2004	June 30, 2003
	(Unaudited)
ASSETS
Cash and cash equivalents	$31,198	$32,206
Federal funds sold	500	1,650
Securities available for sale	328,682	346,429
Loans held for sale	69,421	65,695
Loans
Mortgage and construction	659,476	615,478
Commercial	164,766	124,005
Consumer	192,255	161,962

Total loans	1,016,497	901,445
Less allowance for loan losses	10,522	9,603

Loans, net	1,005,975	891,842
Federal Home Loan Bank stock	23,207	22,523
Premises and equipment, net	19,961	19,766
Goodwill	18,930	18,407
Core deposit and other intangibles	4,144	4,902
Accrued interest receivable and other assets	152,418	155,193

TOTAL ASSETS	$1,654,436	$1,558,613

LIABILITIES
Deposits
Non-interest bearing	$44,012	$39,506
Interest bearing checking	76,023	73,125
Savings	135,562	135,819
Money market	304,360	298,788
Certificates of deposit	557,143	561,212

Total deposits	1,117,100	1,108,450
Securities sold under agreements to repurchase	33,096	9,547
Federal Home Loan Bank advances	261,515	235,952
Junior subordinated deferrable interest debentures held by trusts that issued guaranteed capital securities	30,929	0
Advances by borrowers for taxes and insurance	4,063	4,385
Accrued interest payable and other liabilities	17,334	17,598

TOTAL LIABILITIES	1,464,037	1,375,932

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	0	0
Common stock, $.01 par value: 33,000,000 shares authorized; 18,128,272 shares issued	181	181
Additional paid-in capital	177,440	177,059
Retained earnings	91,204	83,806
Unearned employee stock ownership plan shares	(5,773)	(6,219)
Unearned recognition and retention plan shares	(1,375)	(1,887)
Treasury stock: 4,889,846 shares at March 31, 2004 and 4,819,567 shares at June 30, 2003	(67,714)	(66,452)
Accumulated other comprehensive loss	(3,564)	(3,807)

TOTAL SHAREHOLDERS’ EQUITY	190,399	182,681

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,654,436	$1,558,613

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$17,332	$17,049	$52,656	$52,914
Securities
Taxable	2,978	3,364	9,105	12,348
Tax exempt	459	503	1,419	1,473

TOTAL INTEREST INCOME	20,769	20,916	63,180	66,735

INTEREST EXPENSE
Deposits	6,195	7,393	18,989	23,923
Borrowed funds	2,937	2,519	8,354	8,783
Repurchase agreements	220	51	496	1,222

TOTAL INTEREST EXPENSE	9,352	9,963	27,839	33,928

NET INTEREST INCOME	11,417	10,953	35,341	32,807
PROVISION FOR LOAN LOSSES	200	768	2,373	1,976

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,217	10,185	32,968	30,831

NONINTEREST INCOME
Service charges	1,391	1,341	4,086	3,770
Security gains, net	188	355	480	784
Gain on sale of loans, net	1,784	3,222	6,968	8,425
Loan servicing income (loss)	(692)	(1,281)	(186)	(3,240)
Other income - bank	232	26	721	53
Other non-bank subsidiaries	1,512	2,136	4,733	3,669

TOTAL NONINTEREST INCOME	4,415	5,799	16,802	13,461

NONINTEREST EXPENSE
Salaries and benefits	5,369	4,804	16,311	13,245
Occupancy and equipment	1,613	1,463	4,662	4,272
Professional fees	464	344	1,223	1,094
Loan expenses	277	291	960	975
Franchise taxes	434	441	1,346	1,240
Intangible amortization	255	246	755	739
Other	1,814	1,794	6,101	5,352

TOTAL NONINTEREST EXPENSE	10,226	9,383	31,358	26,917

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	5,406	6,601	18,412	17,375
Provision for income tax	1,609	2,151	5,715	5,606

Minority interest in income of consolidated subsidiary	12	39	71	39

NET INCOME	$3,785	$4,411	$12,626	$11,730

Basic earnings per share	$0.30	$0.35	$1.01	$0.92

Diluted earnings per share	$0.30	$0.34	$0.99	$0.90

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Balance at beginning of period	$187,395	$179,912	$182,681	$185,275
Comprehensive income:
Net income	3,785	4,411	12,626	11,730
Change in unrealized losses on interest rate swaps, net of tax	0	0	0	6,984
Loss on termination of interest rate swaps, net of tax	0	0	0	(8,164)
Loss on termination of interest rate swaps reclassified into income, net of tax	417	429	1,261	1,322
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	1,006	(1,319)	(1,018)	(129)

Total comprehensive income	5,208	3,521	12,869	11,743
Cash dividends declared	(1,858)	(1,667)	(5,228)	(4,952)
Commitment to release employee stock ownership plan shares	278	244	822	754
Commitment to release recognition and retention plan shares	170	201	512	601
Treasury shares acquired	(981)	(2,336)	(1,843)	(13,998)
Stock options exercised and related tax benefit	187	103	575	543
Stock issued as employee compensation	0	0	11	12

Balance at end of period	$190,399	$179,978	$190,399	$179,978

Cash dividends declared per share	$0.14	$0.125	$0.42	$0.375

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
(Dollars in thousands)	2004	2003
Cash flows from operating activities:
Net cash from (used in) operating activities	$17,213	$(30,449)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	25,535	48,767
Proceeds from maturities, calls and principal paydowns	41,683	105,300
Purchases	(53,677)	(67,268)
Net change in federal funds sold	1,150	38,570
Net change in loans	(162,808)	(3,373)
Proceeds from other loans sold	50,799	0
Investment in bank owned life insurance	0	(15,000)
Premises and equipment expenditures	(2,120)	(1,101)
Investment in APB Financial Group, Ltd	(512)	(1,300)
Additional investment in Coldwell Banker First Place Real Estate, Ltd.	0	(314)

Net cash from (used in) investing activities	(99,950)	104,281

Cash flows from financing activities:
Net change in deposits	8,650	14,444
Net change in advances by borrowers for taxes and insurance	(322)	(2,151)
Net change in repurchase agreements	23,549	(54,105)
Net proceeds from issuance of subordinated debentures	30,629	0
Cash dividends paid	(5,228)	(4,952)
Proceeds and tax benefit from stock options exercised	575	543
Purchase of treasury stock	(1,843)	(13,998)
Proceeds from Federal Home Loan Bank borrowings	639,585	557,769
Repayment of Federal Home Loan Bank borrowings	(613,866)	(573,821)
Termination of interest rate swaps	0	(12,560)

Net cash from (used in) financing activities	81,729	(88,831)

Net change in cash and cash equivalents	(1,008)	(14,999)

Cash and cash equivalents at beginning of period	32,206	43,629

Cash and cash equivalents at end of period	$31,198	$28,630

Supplemental cash flow information:
Cash payments of interest expense	$24,850	$32,564
Cash payments of income taxes	4,668	3,580

Supplemental noncash disclosures:
Transfer of loans to other real estate	$1,063	$1,638

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies:

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2003 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2003 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. TitleWorks Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust and First Place Capital Trust II have been accounted for under the equity method. See discussion of this accounting treatment in Note 6, Effect of New Accounting Standards, below. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the valuation of mortgage servicing rights are particularly subject to change.

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

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$3,785	$4,411	$12,626	$11,730
Deduct: Stock-based compensation expense determined under fair value based method	108	95	311	285

Pro forma net income	$3,677	$4,316	$12,315	$11,445

Basic earnings per share as reported	$0.30	$0.35	$1.01	$0.92
Pro forma basic earnings per share	$0.29	$0.34	$0.98	$0.90

Diluted earnings per share as reported	$0.30	$0.34	$0.99	$0.90
Pro forma diluted earnings per share	$0.29	$0.34	$0.96	$0.88

Segment Information. While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments are not material, and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications. Certain reclassifications have been made to prior periods’ condensed consolidated financial statements and related notes in order to conform to the current period presentation.

2. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except share data)	2004	2003	2004	2003
Basic earnings per share computation:
Net Income	$3,785	$4,411	$12,626	$11,730

Gross weighted average shares outstanding	13,263,380	13,374,670	13,282,357	13,617,165
Less: Average unearned ESOP shares	(588,438)	(647,788)	(603,349)	(662,756)
Less: Average unearned RRP shares	(113,891)	(163,932)	(126,657)	(178,887)

Net weighted average shares outstanding	12,561,051	12,562,950	12,552,351	12,775,522

Basic earnings per share	$0.30	$0.35	$1.01	$0.92

Diluted earnings per share computation:
Net Income	$3,785	$4,411	$12,626	$11,730

Weighted average shares outstanding for basic earnings per share	12,561,051	12,562,950	12,552,351	12,775,522
Add: Dilutive effects of assumed exercises of stock options	245,790	231,892	239,264	255,524
Add: Dilutive effects of unearned Recognition and Retention Plan shares	4,457	9,940	6,215	12,532

Weighted average shares and potentially dilutive shares	12,811,298	12,804,782	12,797,830	13,043,578

Diluted earnings per share	$0.30	$0.34	$0.99	$0.90

There were 90,000 stock options issued in December 2003 at an option price of $19.30 that were not included in the calculation of diluted earnings per share for the three or nine-month periods ended March 31, 2004 as they were antidilutive. There were no stock options that were antidilutive for the three or nine-month periods ended March 31, 2003.

3. Junior Subordinated Deferrable Interest Debentures Held by Trusts that Issued Guaranteed Capital Securities:

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

The proceeds of these securities along with the proceeds of the common stock of the Trust Affiliates were used to purchase the Junior Debentures issued by the Company. The terms of the Junior Debentures were as follows:

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

The Company plans to use the proceeds of the Junior Debentures to fund a portion of the cash consideration of the purchase price of the common stock of Franklin Bancorp, Inc. discussed in Note 5. The Company incurred $300 thousand of debt issuance costs which were classified as deferred charges and are being amortized over the period from January 2004 to January 2009 when both the Trust Preferred Securities and the Junior Debentures can be called by the issuers at par.

The Trust Preferred Securities and the Junior Debentures may be redeemed by the issuers for a premium from January 23, 2005 until January 22, 2009. Interest on both securities may be deferred for a period of up to five years at the option of the issuer. As discussed in Note 6, the Trust Affiliates are accounted for using the equity method of accounting for investments and are not included in the consolidated financial statements of the Company. As a result, the Junior Debentures issued to the Trust Affiliates are included in the condensed consolidated financial statements and the Trust Preferred Securities issued to unrelated parties are not included in the condensed consolidated financial statements.

4. Guarantees

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At March 31, 2004, the Company had $113 thousand in standby letters of credit outstanding with an average remaining term of 8 months. There was no liability recorded on the Company’s books related to these standby letters of credit.

5. Pending Business Combination

On November 10, 2003, the Company announced it had entered into an Agreement and Plan of Merger (Merger Agreement) to acquire Southfield, Michigan-based Franklin Bancorp, Inc. (Franklin). Franklin had $543 million in assets and $47 million in shareholders’ equity at March 31, 2004 according to its Form 8-K dated April 27, 2004. Under the terms of the Merger Agreement and upon completion of the merger, the holders of Franklin common stock may elect to receive one of the following as consideration for their shares: (i) $21.00 in cash without interest, for each share of Franklin common stock; (ii) 1.137 shares of the Company’s common stock for each share of Franklin common stock; (iii) the fixed consideration of 50% Company common stock (.5685 shares) and 50% cash ($10.50) for each share of Franklin common stock; or (iv) a portion in Company common stock and a portion in cash in amounts determined by the Franklin shareholder, subject to allocation procedures which are intended to ensure that 50% of the aggregate consideration paid by the Company to holders of Franklin common stock will be common stock of the Company with the remaining consideration to be paid in cash. The Merger Agreement has been approved by the Company’s and Franklin’s Boards of Directors and by Franklin’s shareholders. The consummation of the merger is subject to receipt of regulatory approvals and other customary closing conditions. The acquisition is expected to be completed in the last half of the second calendar quarter of 2004.

On a pro forma basis assuming the merger had been effective as of March 31, 2004, the Company would have had assets of approximately $2.2 billion and total shareholders’ equity of approximately $225 million.

6. Effect of New Accounting Standards:

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

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). In December 2003 the FASB issued a revision to FIN 46. This statement determines when an ownership interest in an entity represents a Variable Interest Entity (VIE) and when the VIE should be consolidated. The Company has adopted this pronouncement as of the date the revision was issued, December 2003. The criteria for consolidation include the size of the Company’s equity investment in the entity relative to the entity itself, the right to receive anticipated returns and the obligation to absorb anticipated losses, the ability to control the entity through voting rights or similar interests and the purpose of the entity as serving the interests of its investors or its equity owners. Based on these criteria, First Place Capital Trust and First Place Capital Trust II have not been included in the consolidated financial statements of the Company. Application of FIN 46, as revised, will not affect comparability between periods since the only entities affected by this pronouncement were the Trust Affiliates created in December 2003, the month of adoption.

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provides additional guidance and requires additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. The Company currently has investments where the current market value is less than the amortized cost. As of March 31, 2004, all impairment was considered temporary. The Company has not yet determined if this Consensus will have an impact on its accounting for these investments in future periods.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2004 and 2003

General. Net income for the quarter ended March 31, 2004 totaled $3.8 million or $0.30 per diluted share compared to net income of $4.4 million, or $0.34 per diluted share for the quarter ended March 31, 2003. Return on average equity for the quarter was 8.08% compared to 9.94% for the quarter ended March 31, 2003. Return on average assets for the quarter was 0.93% compared to 1.20% for the quarter ended March 31, 2003. The efficiency ratio for the current year quarter was 63.6% compared to 55.2% for the prior year quarter. Earnings for the quarter reflected a decrease in income from mortgage banking operations partially offset by an increase in net interest income due to growth in earning assets.

Net income for the nine months ended March 31, 2004 totaled $12.6 million or $0.99 per diluted share compared to net income of $11.7 million, or $0.90 per diluted share for the nine months ended March 31, 2003. Return on average equity for the nine months was 9.07% compared to 8.65% for the nine months ended March 31, 2003. Return on average assets for the nine months was 1.02% compared to 1.01% for the nine months ended March 31, 2003. The efficiency ratio for the first nine months of fiscal 2004 was 59.3% compared to 57.2% for the prior year. Net income in the current nine-month period reflected an increase in noninterest income driven by an increase in mortgage banking income, consisting of gain on sale of loans and loan servicing income, combined with solid growth in net interest income primarily due to growth in earning assets.

Net Interest Income. Net interest income for the quarter ended March 31, 2004 totaled $11.4 million, an increase of $0.4 million, or 4.2% from $11.0 million for the quarter ended March 31, 2003. The increase in net interest income resulted primarily from an increase of $129 million or 9.5% in average interest-earning assets compared to the same quarter a year ago. In addition, the mix of assets changed to include more loans and less investments which served to partially counteract the decline in asset yields as assets have repriced or been replaced at historically low rates over the past year. Average loan balances increased by $164 million or 17.0% to $1.127 billion. Lower yielding securities and short-term investment average balances declined by $35 million. Despite this shift to higher yielding assets, the yield on interest-bearing assets declined 66 basis points to 5.60% from 6.26% due to the high rate of replacement and repricing of assets caused by historically low interest rates over the past year. Average interest-bearing liabilities increased by $124 million or 10.0% compared to the prior year quarter ended March 31, 2003. Average deposit balances increased $19 million or 1.8%. Growth in checking, savings and money market balances offset a decline in certificates of deposit, resulting in a favorable shift in the mix of interest-bearing liabilities. The average rate paid on interest-bearing liabilities was 2.74% for the quarter ended March 31, 2004 compared to 3.24% for the prior year quarter, a decrease of 50 basis points. This decrease was primarily due to a 52 basis point decrease in the average cost of deposits driven by the downward repricing of certificates of deposit and a shift to a less expensive mix of deposits. On a fully tax equivalent basis, the net interest margin for the quarter ended March 31, 2004 was 3.14% or 15 basis points less than the comparable quarter in the prior year. The $31 million of Junior Debentures issued in December 2003 to partially fund the acquisition of Franklin Bancorp, Inc., lowered the net interest margin by 10 basis points in the current quarter. The Junior Debentures, as more fully described in Note 3 to the Condensed Consolidated Financial Statements, were issued in advance of the anticipated acquisition date to lock in longer-term interest rates and regulatory capital treatment.

Net interest income for the nine months ended March 31, 2004 totaled $35.3 million, an increase of $2.5 million or 7.7% over the same period a year ago. This increase was primarily due to an increase of $75 million or 5.3% in interest-earning assets. In addition, there were favorable changes in the mix of both interest-earning assets and interest-bearing liabilities. The average balance of loans increased to 75.5% of interest-earning assets for the nine months ended March 31, 2004 compared to 68.2% for the same period in the prior year. At the same time, the average balance of certificates of deposit, which are generally higher cost liabilities, declined to 40.2% of total average interest-bearing liabilities for the nine months ended March 31, 2004 compared to 44.9% for the same period in the prior year. Further benefit came from a $900,000 reduction in the cost associated with interest rate swaps that were terminated in August 2002. The cost of the interest rate swaps included in interest expense for the first nine months of the current fiscal year was a non-cash charge of $1.9 million. The cost of these interest rate swaps in the same period of the prior year was $2.8 million, including non-cash charges of $2.0 million. Additional information regarding the interest rate swaps is contained in the Company’s 2003 Annual Report on Form 10-K and also in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the 2003 Annual Report to Shareholders.

Provision for Loan Losses. The provision for loan losses was $200,000 for the quarter ended March 31, 2004 compared to $768,000 for the quarter ended March 31, 2003. The decrease in the provision was consistent with improvement in several measures of asset quality compared to a year ago. Annualized net charge-offs to average loans declined to 0.18% for the current fiscal quarter compared to 0.27% for the same quarter in the prior fiscal year. Net charge-offs for the current quarter totaled $480,000 compared to $602,000 for the prior year period. Nonperforming loans declined $1.7 million and totaled $12.6 million at March 31, 2004 compared to $14.4 million a year earlier. For the nine months ended March 31, 2004, the provision for loan losses was $2.4 million compared to $2.0 million for the comparable period in the prior year. The increase in the provision for the nine-month period over the prior year was primarily due to growth in the loan portfolio. Total loans increased $115 million during the first nine months of fiscal 2004 compared to an increase of $3 million during the first nine months of fiscal 2003.

Noninterest Income. Noninterest income totaled $4.4 million for the quarter ended March 31, 2004, a decrease of $1.4 million or 23.9% from $5.8 million in the prior year quarter ended March 31, 2003. Noninterest income totaled $16.8 million for the nine months ended March 31, 2004, an increase of $3.3 million or 24.8% from $13.5 million for the nine months ended March 31, 2003. The changes in the three and nine-month periods were primarily driven by changes in gain on sale of loans, mortgage servicing operations, and revenue from non-banking subsidiaries.

Mortgage originations of $257 million in the current quarter were comparable to originations of $232 million for the previous year quarter. During the first quarter of fiscal 2004, the Company began a wholesale correspondent sales program to replace the anticipated decline of retail originations as mortgage rates increased. The Company purchases loans originated by smaller mortgage organizations and resells those loans in the secondary market. The net margins earned on wholesale originations are lower than the margins on internally produced retail originations. During the quarter ended March 31, 2004 wholesale originations represented 26% of total originations. There were no wholesale originations in the prior year quarter. Margins on the sale of mortgage loans were also negatively affected by the volatility in interest rates during the current fiscal year compared to the prior fiscal year. Gain on sale of loans was $1.8 million for the current fiscal quarter compared to $3.2 million for the prior year fiscal quarter. Gain on sale of loans was $7.0 million for the nine months ended March 31, 2004 compared to $8.4 million for the nine months ended March 31, 2003. Mortgage originations were $900 million for the nine months ended March 31, 2004 compared to $694 million for the same period in the prior year.

While residential mortgage originations of $257 million in the third quarter of fiscal 2004 were slightly higher than originations of $240 million for the second quarter, a decrease in the overall market for loan originations is anticipated for the fourth quarter based on increases in long-term interest rates that have occurred in late March and early April 2004. Based on market rates in April 2004, a decline in mortgage applications is anticipated for the fourth quarter of fiscal 2004, which would, likely result in a decline in originations and sales of mortgage loans during the first quarter of fiscal 2005. The opening of two loan production offices during the fourth quarter of fiscal 2003, another in January 2004, the maturation of the wholesale lending program and additional originations generated by the Franklin offices are expected to generate incremental volume that may partially offset the effect of the anticipated decline in mortgage activity.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Historically low interest rates over the past two years and volatility in rates recently have resulted in the increased variability of loan servicing income over the past two years. The table below shows how the change in the impairment of MSRs impacts loan servicing income.

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$(137)	$(612)	$(1,601)	$(1,639)
Change in impairment of MSRs	(555)	(669)	1,415	(1,601)

Total loan servicing income (loss)	$(692)	$(1,281)	$(186)	$(3,240)

The reduction of the loss from loan servicing revenue in the current quarter compared to the prior year quarter was primarily due to a reduction in amortization of servicing rights caused by a lower level of payoffs. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. Market interest rates are an external factor that has a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield. At March 31, 2004, the value of MSRs was 0.96% of the loans being serviced.

Income from non-bank subsidiaries decreased $624,000 to $1.5 million for the quarter ended March 31, 2004 compared to $2.1 million for the quarter ended March 31, 2003. Subsidiaries in the title insurance, real estate, brokerage and wealth management business lines experienced lower levels of commissions due to lower levels of business in the current quarter compared to the prior year quarter. Income from non-bank subsidiaries increased $1.1 million to $4.7 million for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. The increase in the current nine-month period over the prior year period was due primarily to the acquisitions of APB and majority ownership in TitleWorks, both of which occurred in January 2003. Income from bank owned life insurance included in other income-bank, was $205,000 and $611,000 for the three months and nine months ended March 31, 2004 respectively and was zero in the same periods in the prior year.

Noninterest Expense. Noninterest expense increased $843,000 or 9.0% to $10.2 million for the three months ended March 31, 2004 compared to the same quarter in the prior year. Noninterest expense increased $4.4 million or 16.5% to $31.4 million for the nine months ended March 31, 2004 compared to the same period in the prior year. The most significant component of the increase in both periods was an increase in salaries and benefits of $565,000 for the third quarter and $3.1 million for the first nine months of fiscal 2004. The increase in compensation costs in the current year quarter over the prior year quarter was due to personnel added during the first two quarters of fiscal 2004 to staff wholesale mortgage lending, loan production offices in Cincinnati and Toledo, Ohio and a financial center in Solon, Ohio. The increase in compensation costs for the first nine months of fiscal 2004 compared to the prior year was due, in part, to the acquisitions of APB and a majority ownership in TitleWorks in January 2003 along with the initiatives that affected the quarterly comparison. These initiatives represent investments in operations that are already contributing or are expected to contribute to the Company’s profitability in the near future. Year-to-date noninterest expense included a charge of $770,000 recorded in the quarter ended December 31, 2003 related to aged outstanding reconciling items in the Company’s primary correspondent account, which were identified after reviewing procedures for proof and check clearing processes. The new procedures eliminated certain reconciling timing differences in the account but led to the conclusion that certain other reconciling differences were not likely to be recoverable. Noninterest expense as a percent of average assets was 2.51% for the quarter ended March 31, 2004 compared to 2.55% for the prior year quarter and 2.54% for the nine months ended March 31, 2004 compared to 2.32% for the same period in the prior year.

Income Taxes. Income tax expense totaled $1.6 million for the quarter ended March 31, 2004, a decrease of $542,000 compared to the prior year quarter ended March 31, 2003 due to lower pretax income and a lower effective tax rate. The effective tax rate for the quarter ended March 31, 2004 was 29.8% compared to 32.6% for the quarter ended March 31, 2003. The lower effective tax rate was due primarily to permanent tax benefits recognized related to the Company’s employee stock ownership plan. Income tax expense totaled $5.7 million for the nine months ended March 31, 2004, an increase of $109,000 compared to the same period in the prior year. The increase was primarily related to the increase in pretax income for the same periods.

Financial Condition

General. Assets totaled $1.654 billion at March 31, 2004, an increase of $96 million, or 6.1% from June 30, 2003. Capital ratios remain strong, with the ratio of equity to total assets at March 31, 2004 of 11.5%.

Securities. Securities available for sale decreased $18 million, or 5.1% during the nine months and totaled $329 million at March 31, 2004 compared to June 30, 2003. The decrease was primarily due to the rapid paydown of mortgage-backed securities and the sale, at par, of a large holding of a fund invested in trust preferred securities. These decreases were partially offset by security purchases of $54 million, which occurred primarily during the first quarter of fiscal 2004.

Loans Held for Sale. Loans held for sale totaled $69 million at March 31, 2004 compared to $66 million at June 30, 2003, an increase of 5.7% attributable to a spike in mortgage banking activity during March 2004 as rising interest rates led borrowers to refinance before rates rose further.

Loans. The loan portfolio totaled $1.016 billion at March 31, 2004, an increase of $115 million, or 12.8% from $901 million at June 30, 2003. The fastest growing loan category was commercial loans, including commercial real estate, which grew 32.9% or $41 million. This included growth of $31 million in commercial real estate, which was accomplished through the addition of experienced commercial loan personnel. Consumer loans grew $30 million or 18.7%. The growth in consumer loans was substantially all in home equity lines and loans and was a result of cross-selling efforts by mortgage loan and branch personnel. Mortgage loans had the highest level of dollar growth and grew $44 million or 7.1%. While the level of mortgage loan originations remained at a historically high level, the majority of the loans closed were fixed rate mortgages, which are originated to sell.

Nonperforming Assets. Nonperforming loans at March 31, 2004 were $12.6 million, a decrease of 1.2% or $154,000 compared to June 30, 2003. The ratio of the allowance for loan losses to nonperforming loans improved to 83.34% from 75.15% at June 30, 2003. Nonperforming assets, including nonperforming loans and real estate owned, totaled $14.5 million at March 31, 2004, an increase of $706,000 over June 30, 2003 but a decrease of $1.1 million from December 31, 2003. Nonperforming assets as a percent of total assets remained at 0.88% at March 31, 2004, the same level as at June 30, 2003.

Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a significant estimate that is particularly susceptible to changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio.

The allowance for loan losses increased $919,000, or 9.6%, to $10.5 million at March 31, 2004 compared to $9.6 million at June 30, 2003. This increase was commensurate with the growth in total loans and taking into account the decrease in nonperforming loans and the decrease in net charge-offs previously discussed. The ratio of the allowance for loan losses to portfolio loans was 1.04% at the end of the current fiscal quarter compared to 1.07% at June 30, 2003.

Deposits. Deposits increased $9 million, or 0.8%, during the first three quarters of fiscal 2004 and totaled $1.117 billion at March 31, 2004 compared to $1.109 billion at June 30, 2003. Certificate of deposit accounts declined by $4 million or 0.7% while other lower cost categories of deposits increased by $13 million or 2.3%.

Borrowings. Federal Home Loan Bank advances increased $26 million or 10.8% during the nine months ended March 31, 2004 to $262 million compared to $236 million at June 30, 2003. The Company issued $31 million of Junior Debentures in December 2003 as more fully discussed in Note 3 to the Consolidated Condensed Financial Statements. Prior to December 2003 there were none outstanding. The Company intends to use the proceeds of the Junior Debentures to fund a portion of the cash consideration of the purchase price of the common stock of Franklin Bancorp, Inc., which is anticipated to occur in the second calendar quarter of 2004. Repurchase agreements increased $24 million to $33 million at March 31, 2004 compared to June 30, 2003. The increase consisted primarily of term repurchase agreements obtained to support purchases of certain investment securities. During the prior fiscal year, the Company redeemed interest rate swaps and the effect of that transaction on interest expense is described in more detail in the section above titled “Net Interest Income”.

Capital Resources. Total shareholders’ equity increased $8 million, or 4.2% during the nine months ended March 31, 2004 and totaled $190 million. The overall increase in shareholders’ equity was due to current period earnings partially offset by cash dividends paid and treasury stock purchased. During the first nine months of the fiscal year the Company repurchased 102,300 shares of common stock at an average price of $18.02 per share. During March 2004, the Board of Directors authorized the purchase of up to 750,000 shares of treasury stock over the next 12 months. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company are for use in its dividend reinvestment plan, its stock option plan and for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at March 31, 2004 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	14.24%	10.00%
Tier 1 (core) capital to risk-weighted assets	13.26%	6.00%
Tier 1 (core) capital to adjusted total assets	8.61%	5.00%

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

Liquidity and Cash Flows

Liquidity is a measurement of the Company’s ability to generate adequate cash flows to meet the demands of its customers and provide enough flexibility for the Company to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts of securities; borrowings; the issuance of debt or equity securities and operations. Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.

At March 31, 2004, the Company had $232 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold to increase cash or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $189 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $262 million of cash and unpledged securities and Federal Home Loan Bank availability of $215 million at June 30, 2003. Potential cash available as measured by liquid assets and borrowing capacity has decreased over the nine-month period as the Company has increased its investment in loans and used borrowings to fund a majority of that increase. At times, the Company will sell loans from the loan portfolio that have not been classified as held for sale. These loans are sold to increase liquidity, limit growth, reduce interest rate risk or to reduce the concentration in a particular type of loan. For the nine months ended March 31, 2004, the Company generated proceeds of $50.8 million from the sale of loans from the loan portfolio. In addition to liquid assets and borrowing capacity, the Company has the ability to meet liquidity needs by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a separate company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay quarterly interest payments on its Junior Debentures, pay dividends to common stockholders and to fund operating expenses. At March 31, 2004, the holding company had cash and unpledged securities of $49 million available to meet cash needs. Approximately $40 million of that total is anticipated to be used to fund the cash portion of the purchase price of Franklin Bancorp, Inc. Annual debt service on the Junior Debentures is approximately $1.6 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two calendar years not already paid out in dividends, and as long as the Bank would remain well capitalized. Under those regulations, First Place Bank could currently pay $3.8 million in dividends without the prior approval of the OTS.

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

The Company monitors its exposure to interest rate risk on a quarterly basis through simulation analysis which measures the impact changes in interest rates can have on net income. The simulation technique analyzes the effect of a presumed 100 and 200 basis points shift in interest rates and takes into account prepayment speeds on amortizing financial instruments, reinvestment of security and loan cash flows, loan and deposit volumes and rates, nonmaturity deposit assumptions, reinvestment of certificate of deposit maturities, and capital requirements. The results of the simulation indicate that in an environment where interest rates rise or fall 100 and 200 basis points over a 12 month period, using March 2004 amounts as a base case, the Company’s net interest income would not be materially impacted and changes in net interest income would be within the limits established by its board of directors.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended March 31, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Company Purchases of Common Stock for the Quarter Ended March 31, 2004

Period	Total Number Of Shares Purchased	Average Price Per Share	Number of Shares Purchased As a Part of A Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under A Publicly Announced Plan
January 1, 2004 - January 31, 2004	7,500	$19.08	7,500	665,509
February 1, 2004 - February 29, 2004	44,800	$18.71	44,800	620,709
March 1, 2004 - March 31, 2004	—		—	750,000

Total	52,300	$18.77	52,300

All of the purchases indicated above were made pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 19, 2003. This program provided for the repurchase of up to a maximum of 750,000 shares and ended on March 18, 2004. On March 17, 2004 the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 750,000 shares. This authorization is in force through March 16, 2005.

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

Report on Form 8-K dated February 23, 2004 announcing a presentation by the President and Chief Executive Officer, Steven R. Lewis and Chief Financial Officer, David L. Mead at the Midwest 2004 Super-Community Bank Conference.

Report on Form 8-K dated March 17, 2004 announcing the authorization of the Board of Directors to repurchase up to 750,000 shares of the Registrant’s common stock over the next year.

Report on Form 8-K dated April 20, 2004 announcing the Company’s results of operations for the three months and nine months ended March 31, 2004 and announcing the declaration of a regular quarterly dividend.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: May 13, 2004	/s/ Steven R. Lewis	/s/ David L. Mead
	Steven R. Lewis	David L. Mead
	President and Chief Executive Officer	Chief Financial Officer