Form 10-K
period 2004-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2004-09-10
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $231.7 million based upon the last sales price as of December 31, 2003. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of August 31, 2004, the Registrant had 14,985,811 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and IV of Form 10-K – Annual Report to Shareholders for the fiscal year ended June 30, 2004.

Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held on October 28, 2004.

PART I

Forward-Looking Statements

When used in this Form 10-K, or in future filings by First Place Financial Corp. (First Place) with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause First Place’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas First Place conducts business, which could materially impact credit quality trends, changes in laws, regulations or in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas First Place conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. First Place wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. First Place undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item I. Description of Business

General. First Place Financial Corp. was organized in August 1998 for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal Savings and Loan Association of Warren (First Federal). The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings association was completed on December 31, 1998. On May 12, 2000, First Federal acquired Ravenna Savings Bank, with total assets of $200 million. On December 22, 2000, First Place completed a merger of equals transaction with FFY Financial Corp (FFY), with total assets of $680 million. FFY was merged into First Place, and FFY’s thrift subsidiary, FFY Bank, was merged into First Federal. As a part of the merger transaction, First Place changed the name of its thrift subsidiary, First Federal, to First Place Bank.

On May 28, 2004 First Place acquired 100% of the common stock of Franklin Bancorp, Inc. (Franklin) and merged Franklin into First Place. The consideration for the stock was approximately 50% cash based on $21.00 per share and 50% common stock of First Place exchanged at a ratio of 1.137 shares of First Place for each share of Franklin. Concurrent with the merger, Franklin’s wholly owned subsidiary, Franklin Bank N.A. converted from a national bank to a federally chartered stock savings association and changed its name to Franklin Bank. As of June 30, 2004 both First Place Bank and Franklin Bank (together referred to as the Banks) are wholly owned subsidiaries of First Place. First Place Bank has total assets of $1.677 billion and Franklin Bank has total assets of $615 million as of June 30, 2004. Effective July 2, 2004 the Banks merged. The surviving institution is First Place Bank, although it will continue to do business in Michigan under the name of Franklin Bank as a division of First Place Bank.

First Place offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. First Place conducts its business primarily through the Banks. The Banks’ principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one-to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides First Place with greater flexibility than the Banks have to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers of other financial institutions as well as other companies. Other nonbanking operating subsidiaries of First Place include First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. and American Pension Benefits, Inc. are employee benefit consulting firms and specialists in wealth management, and provide services to both businesses and consumers. First Place holds 75% ownership in TitleWorks Agency, LLC which provides real estate title services. In addition to these operating subsidiaries, First Place has two wholly owned affiliates, First Place Capital Trust and First Place Capital Trust II, which are special purpose entities that are accounted for using the equity method rather than being included as fully consolidated in the consolidated financial statements. The following table indicates the relative size of nonbanking and banking affiliates based on total revenue and total assets.

Affiliate	Total Revenue	Percent of Total Revenue	Total Assets	Percent of Total Assets
Total nonbanking affiliates	$8,976	8.3%	$4,847	0.2%
First Place Bank and Franklin Bank	99,307	91.7%	2,242,232	99.8%

Total	$108,283	100.0%	$2,247,079	100.0%

No individual nonbanking affiliate accounts for as much as 4.0% of total revenue or 0.1% of total assets. These nonbanking affiliates are managed to generate net income and to contribute to the profitability of First Place. In addition, these affiliates are operated with the goal of providing a comprehensive line of financial products for customers so that First Place can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources, including access to employee benefit programs. Based on the relative size and importance of the banking affiliates to First Place as a whole, the discussion of the business will focus primarily on the banking affiliates.

First Place’s internet site, www.firstplacebank.net, contains an Investor Relations section which provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934 free of charge as soon as reasonably practicable after First Place has filed these documents with the Securities and Exchange Commission (SEC). In addition, First Place’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after First Place has filed the above referenced reports.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, First Place operates two community-oriented savings institutions in separate Midwest markets. First Place Bank was organized in 1922 and currently operates 22 retail locations in Trumbull, Mahoning and Portage counties in Ohio. Franklin Bank has 5 retail locations, all located in southeastern Michigan near the Detroit, metropolitan area. In addition, First Place, through the Banks, operates 13 loan production offices located throughout Ohio, two located in Michigan and one located in Indiana.

Trumbull, Mahoning and Portage Counties are considered the prime market area of First Place Bank. Major industries in the area include light manufacturing, automotive and transportation, health care, as well as retail trade, wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include Delphi Packard Electric Systems, General Motors, HM Health Partners, Forum Health, Kent State University, GE Lighting, WCI Steel, Inc., Robinson Memorial Hospital, the U.S. Postal Service, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning and Portage Counties.

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 5.2% and 7.7% since 1998, slightly higher than the average for the state of Ohio during that same time period. U. S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. First Place’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Franklin Bank has four retail offices located in Oakland County and one in Wayne County both in southeast Michigan near metropolitan Detroit. Employment in the area includes a variety of industries including manufacturing, service and education. During the 1990’s Oakland County was responsible for 25% of the new jobs in the state of Michigan. In addition, Oakland County recently ranked first among Michigan’s 83 counties in per capita income and in the top 1% in the United States. This strong economy and Franklin’s position as one of the few community banks in the area have enabled Franklin to be successful in marketing banking services to small to medium size businesses and their owners.

First Place currently has four loan production offices which have been opened in the past year. They are located in Columbus, Ohio; Indianapolis, Indiana; Grand Blanc, Michigan and Northville, Michigan. These four offices, along with existing Ohio loan production offices in Dayton, Boardman, Howland, Solon, North Olmsted, Newark, Mt. Vernon, Pepper Pike, Cincinnati, Toledo, Medina, and Hudson provide First Place access to many of the larger growing markets in Ohio and Michigan. The majority of the business generated in these locations is mortgage banking business which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. This strategy also results in generating loans over a larger geographic area which reduces First Place’s exposure to downturns in specific local economies.

Competition. First Place faces significant competition in offering financial services to customers. Both Ohio and southeastern Michigan have a high density of financial institution offices, many of which are branches of significantly larger institutions that have greater financial resources than First Place, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General. The largest component of First Place’s loan portfolio has historically been first mortgage loans secured by one-to four-family residences. Currently, the mortgage banking strategy is to sell the majority of fixed-rate production that is eligible, according to secondary market guidelines, in order to minimize investment in long-term, fixed-rate assets with low yields that have the potential to expose First Place to long-term interest rate risk. To a lesser extent, First Place sells adjustable-rate loans based on liquidity or interest rate risk factors. Eligible loan production is sold to various investors, predominantly FannieMae. Multifamily, commercial, construction and consumer loans with higher yields than traditional one-to-four family loans are also originated by First Place with most of these originations retained for the loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. This table does not include loans held for sale.

(In Thousands)

	At June 30,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
1-4 family residential real estate loans
Permanent Financing	$698,002	46.5%	$538,248	59.7%	$590,238	65.1%	$659,153	65.5%	$525,489	73.9%
Construction	104,133	6.9%	41,004	4.5%	37,196	4.1%	49,065	4.9%	22,432	3.1%

Total	802,135	53.4%	579,252	64.2%	627,434	69.2%	708,218	70.4%	547,921	77.0%
Commercial loans
Multifamily real estate	89,575	6.0%	27,213	3.0%	25,403	2.8%	28,383	2.8%	17,002	2.4%
Commercial real estate	259,681	17.3%	99,058	11.0%	74,191	8.2%	74,867	7.5%	27,679	3.9%
Commercial construction	24,526	1.6%	9,013	1.0%	3,644	0.4%	—	0.0%	—	0.0%
Commercial non real estate	120,743	8.1%	24,947	2.8%	12,553	1.4%	16,494	1.6%	9,057	1.3%

Total	494,525	33.0%	160,231	17.8%	115,791	12.8%	119,744	11.9%	53,738	7.6%
Consumer loans
Home equity lines of credit	115,608	7.7%	84,552	9.4%	66,053	7.3%	57,492	5.7%	25,536	3.6%
Home equity	65,973	4.4%	35,287	3.9%	35,178	3.9%	36,645	3.7%	17,734	2.5%
Automobiles	13,622	0.9%	24,887	2.8%	46,247	5.1%	69,731	6.9%	63,613	8.9%
Other	8,658	0.6%	17,236	1.9%	15,294	1.7%	14,513	1.4%	2,674	0.4%

Total	203,861	13.6%	161,962	18.0%	162,772	18.0%	178,381	17.7%	109,557	15.4%

Total loans receivable	1,500,521	100.0%	901,445	100.0%	905,997	100.0%	1,006,343	100.0%	711,216	100.0%

Allowance for loan losses	(16,528)		(9,603)		(9,456)		(9,757)		(6,150)

Loans receivable, net	$1,483,993		$891,842		$896,541		$996,586		$705,066

Loan Originations. First Place currently originates one-to four-family mortgages through its network of loan production offices located in Ohio and Michigan, and to a lesser extent through its retail network. Ohio loan production offices are located in Boardman, Cincinnati, Columbiana, Columbus, Dayton, Howland, Hudson, Mt. Vernon, Newark, North Olmsted, Pepper Pike, Solon, and Toledo. Michigan loan production offices are located in Grand Blanc and Northville. The majority of these offices are located outside of the counties where First Place has retail locations. This allows First Place to geographically diversify its loan production and portfolio. First Place is committed to providing community-based financial services, and mortgage banking will continue to be a large component of First Place’s operating strategy. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2004, First Place originated $1.3 billion in mortgage loans, which represented an increase of $300 million over the prior year, despite a general increase in long-term interest rates during fiscal 2004. This increase was made possible through the addition of commissioned loan officers, additional loan production offices and a wholesale mortgage banking function. First Place anticipates additional commissioned loan officers during fiscal 2005 to counteract a reduction in refinance activity that may occur if long-term interest rates continue to rise. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential origination in fiscal 2005. All loans originated are underwritten pursuant to First Place’s policies and procedures, which are described in more detail below. First Place originates both fixed-rate and adjustable-rate mortgage loans with terms generally ranging from 10 to 30 years. Loans for the construction of residential real estate are made primarily with terms up to two years and have adjustable interest rates. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of interest rates.

First Place also originates commercial and consumer loans. Commercial loans are generally real estate based but also include loans for the purchase of other assets such as plant and equipment and working capital loans. Consumer loans are primarily home equity loans and home equity lines of credit.

The following table sets is an analysis of activity in loans and loans held for sale for the periods indicated.

	For the years ended June 30,
	2004	2003	2002
	(In thousands)
Total loans receivable:
Balance outstanding at beginning of period	$967,140	$922,448	$1,020,602
Loans purchased from Franklin Bancorp, Inc. prior to merger	11,374	—	—
Loans acquired through merger	361,301	—	—
Loans originated
One-to four-family residential real estate
Permanent financing	1,099,661	961,907	601,779
Construction	132,093	26,283	20,785

Total	1,231,754	988,190	622,564
Consumer loans	40,625	23,044	34,492
Commercial loans
Multifamily and commercial real estate	85,637	44,267	12,808
Commercial	26,252	19,272	17,177

Total	111,889	63,539	29,985

Total loans originated	1,384,268	1,074,773	687,041
Less:
Principal repayments	214,477	331,635	306,922
Loans securitized	93,459	—	—
Sold loans	811,825	680,088	464,351
Increase (decrease) in loans in process	56,846	20,404	15,574
Net change in deferred fees (costs)	(510)	(2,046)	(1,652)

Total loans receivable at end of period	$1,547,986	$967,140	$922,448

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2004. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2004
	Real Estate Mortgage	Consumer	Commercial	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$143,994	$81,949	$203,022	$428,965
After one year:
More than one year to five years	324,298	30,865	168,203	523,366
More than five years	333,843	91,047	123,300	548,190

Total due after June 30, 2005	658,141	121,912	291,503	1,071,556

Total amount due	$802,135	$203,861	$494,525	$1,500,521

The following table sets forth at June 30, 2004, the dollar amount of total loans receivable contractually due after June 30, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2005
	Fixed	Adjustable	Total
	(In thousands)
Real estate mortgage loans	$312,948	$345,193	$658,141
Consumer loans	106,146	15,766	121,912
Commercial loans	238,802	52,701	291,503

Total loans	$657,896	$413,660	$1,071,556

One-to Four-Family Lending. First Place currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 30 years secured by one-to four-family residences, substantially all of which are located in its primary market area or the market area serviced by its loan production offices. One-to four-family mortgage loan originations are generally obtained through First Place’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2004, one-to-four family mortgage loans totaled $698 million, or 46.5%, of total loans.

The mortgage loans that First Place originates have generally been priced competitively with current market rates for such loans. First Place currently offers a number of adjustable-rate (ARM) loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

The origination and retention in the loan portfolio of adjustable-rate one-to four-family mortgage loans reduces First Place’s exposure to declining net interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

Generally, First Place originates one-to four-family residential mortgage loans in amounts up to 97% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 80%. First Place requires fire, casualty, and, in required cases, flood insurance on all properties securing real estate loans made by First Place.

Construction Lending. First Place makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to four-family residences and commercial real estate and the development of one-to four-family lots. Construction loans secured by one-to four-family residential real estate at June 30, 2004 totaled $104 million or 6.9% of total loans.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that match other one-to four-family loans then offered by First Place, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95%. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction loans to builders of one-to-four family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of loan fees from loan proceeds and have an adjustable rate of interest. First Place also makes loans to builders for the purpose of developing one-to four-family home sites. These loans typically have terms of from one to two years and have an adjustable rate of interest. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal on these loans is typically paid down as home sites are sold.

Construction loans on multifamily and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, industrial, or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally lasts up to 12 months. These construction loans have rates and terms that match other permanent multifamily or commercial real estate loans then offered by First Place, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

Construction and development loans are made principally through continued business with developers and builders who have previously borrowed from First Place, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to ascertain accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. In addition, the Banks require pro forma cash flow analysis, debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and require mechanics’ lien waivers and other documents to protect and verify its lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multifamily and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes monitoring a project’s progress particularly important, as early warning signals of project difficulties may not be present.

Multifamily Lending. First Place originates multifamily loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multifamily loans generally have shorter maturities than one-to four-family mortgage loans, although such loans may be originated with terms up to 25 years. The rates charged on multifamily loans are both fixed and adjustable, and the adjustable-rate loans reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one-to-four family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2004, multifamily loans totaled $90 million, or 6.0% of total loans. The increase in multifamily loans from the prior year was primarily due to loans acquired in the acquisition of Franklin Bancorp, Inc.

Multifamily loans generally present a higher level of risk than loans secured by one-to four-family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multifamily lending, First Place’s history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending. First Place originates owner-occupied and non-owner-occupied commercial real estate loans, which it holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans have a maximum term of 25 years; however, they generally have terms ranging from 10 to 20 years. Rates on commercial real estate loans are both fixed and adjustable. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. First Place added commercial real estate loans through the acquisition of Franklin Bancorp, Inc. and increased commercial real estate activities during fiscal 2004. Commercial real estate loans totaled $260 million, or 17.3% of total loans at June 30, 2004 compared to $99 million at June 30, 2003.

Commercial real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate than typical one-to four-family loans, which management believes justify the increased credit risk. Despite the risks inherent in commercial real estate lending, delinquencies in this portfolio have been minimal and management intends to increase originations of commercial real estate loans for its portfolio. The performance of this portfolio, however, will be closely monitored as it grows.

Commercial Non Real Estate Lending. Commercial loans totaled $121 million, or 8.1% of total loans at June 30, 2004. The level of commercial loans in fiscal 2004 increased substantially from prior years primarily due to the acquisition of commercial loans as part of the acquisition of Franklin Bancorp, Inc. Commercial loan originations are primarily term loans and lines of credit to closely held small and medium size businesses operating in First Place’s primary market area. First Place intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike one-to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Generally, commercial loans are made to closely held businesses and additional security is provided by a personal guarantee from the business owner(s). First Place believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending. Consumer loans totaled $204 million, or 13.6% of total loans at June 30, 2004, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in First Place’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $182 million at June 30, 2004. First Place offers fixed rate home equity loans and a variable rate home equity line of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Banks hold the first mortgage on a substantial majority of the properties securing these loans.

To a lesser extent, First Place originates new and used automobile loans. Approximately half of the automobile loans are secured by used vehicles and generally First Place will not make a loan on a vehicle manufactured more than six years ago. In prior years automobile loans were originated through an automobile dealer network, primarily composed of new car dealers located in First Place’s primary market areas. However, for the past three fiscal years First Place has not aggressively competed for automobile loans due to the financing incentives and cash-back rebates offered by the auto industry.

Loans secured by rapidly depreciable assets such as automobiles entail greater risks than one-to four-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage or depreciation of the underlying collateral.

Sale of Mortgage Loans. During the year ended June 30, 2004, First Place continued to expand its secondary mortgage banking operation. Total mortgage loan originations including purchases of loans through the wholesale lending program were approximately $1.3 billion in fiscal 2004, an increase of 30% or approximately $300 million over fiscal 2003. During the current fiscal year First Place sold or securitized and sold loans with an aggregate principal balance of $905 million. Mortgage banking will continue to be an integral part of the operating strategy and, as such, First Place will continue to sell predominately fixed rate mortgage production that is eligible for sale through secondary market channels. First Place will continue to sell or retain in the portfolio adjustable rate mortgages based on the level of customer demand for adjustable rate mortgages, level of liquidity and the availability and cost of funding. First Place generally retains servicing on loans that are sold. However, from time to time First Place considers the sale of servicing rights in bulk form based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of First Place. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are determined by the loan policy adopted by the Board. Currently, lending authorities for one-to-four family loans are assigned to individuals with varying amounts based on the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one individual is $2.0 million and the majority of the designated individuals have authority up to $750,000. Loans in excess of $2.0 million must be approved by the Director’s Loan Committee. Speculative construction or acquisition and development lending may only be authorized by designated senior officers at maximum amounts ranging from $500,000 to $750,000. Responsibility for approval of consumer loans is assigned to individuals with varying amounts based on the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $750,000 and for an unsecured consumer loan is $50,000. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, First Place has established a general guideline for a maximum credit exposure of $12.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $6.0 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2.0 million to $6.0 million require the approval of four members of the Senior Loan Committee and are to be reported to and ratified by the Board of Directors. Loans to borrowers with aggregate exposure of up to $2.0 million require the approval of senior officers with that level of individual lending authority.

With respect to all loans originated by First Place, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by First Place’s staff appraisers or outside appraisers. First Place’s policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Residential Loan Servicing Activities. Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by First Place and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2004, First Place serviced approximately 12,333 loans totaling $1.5 billion. The majority of the loans serviced for others are fixed rate conventional mortgage loans.

As compensation for its mortgage servicing activities, First Place receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, First Place receives no servicing fees until the default is cured.

Asset Quality

Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management monthly, and overall delinquencies are reviewed by the Board of Directors monthly. The procedures taken by First Place with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, a written notice of non-payment is generally sent to the borrower. Telephone, written correspondence and/or face-to-face contact are attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 30 days past due. When contact is made with the borrower at any time prior to foreclosure, attempts are made to obtain full payment, offer to structure a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, the borrower is notified in writing that if the loan is not brought current within two weeks, foreclosure proceedings will begin against any real property that secured the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by First Place, becomes real estate owned.

The following table sets forth information concerning delinquent loans at June 30, 2004, 2003 and 2002 in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts which are overdue. Please refer to the table in the section titled Nonperforming Assets for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and repossessed assets.

	At June 30, 2004				At June 30, 2003
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	60	$4,342	130	$8,832	67	$5,260	138	$8,135
Consumer loans	153	1,767	115	1,353	63	556	121	1,428
Commercial loans	12	562	10	829	5	349	17	2,014

Total delinquent loans	225	$6,671	255	$11,014	135	$6,165	276	$11,577

Delinquent loans to total loans (1)		0.44%		0.73%		0.68%		1.28%

	At June 30, 2002
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	119	$7,237	126	$6,735
Consumer loans	92	1,134	159	1,998
Commercial loans	5	508	12	1,606

Total delinquent loans	216	$8,879	297	$10,339

Delinquent loans to total loans (1)		0.98%		1.14%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Classified Assets. Federal regulations and First Place’s internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, First Place currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss allowance, is not warranted. Assets that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

When First Place classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish an allowance for probable loan losses in an amount deemed prudent by management as long as the loss of principal is probable and estimable. When one or more assets, or portions thereof, are classified as Loss, First Place is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. A specific allowance may be established prior to the loan being charged off where there exist some circumstances that make determining the amount of the loss difficult. Examples are a litigation process such as a foreclosure or bankruptcy that may get delayed and result in a lessening of collateral value due to physical deterioration. Additional examples are potential recovery under an insurance claim, divorce, medical hardship, loss of employment, or death.

First Place’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement on the allowance for loan and lease losses (ALLL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent, conservative, but not excessive ALLL in accordance with Generally Accepted Accounting Principles and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALLL; that management has analyzed and documented all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable ALLL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing First Place’s loan portfolio, will not request a material increase in the allowance for probable loan losses, thereby negatively affecting First Place’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, and general economic trends, and as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2004, First Place had $25.0 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2004, First Place had $22.8 million of assets classified as Substandard, consisting primarily of commercial loans and mortgage loans secured by single-family owner-occupied residences. Assets classified as Doubtful at June 30, 2004, totaled $4.1 million consisting primarily of commercial loans and mortgage loans secured by single-family owner-occupied residences. At June 30, 2004, loans classified as Loss totaled $0.1 million and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2004, these classified assets totaled $52.1 million compared to $29.3 million at June 30, 2003. The majority of the increase was in Special Mention loans acquired through the merger of Franklin Bancorp, Inc. into First Place.

Management’s quarterly review and classification of problem assets includes the identification of significant potential problem loans where the loan is not in nonaccrual status but exhibits some type of weakness that could lead to nonaccrual classification in the future. No such loans were identified as of June 30, 2004.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and repossessed assets. It is the general policy of First Place to stop interest income accruals on loans 90 days or more past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reserve for all previously accrued interest income.

	At June 30,
	2004	2003	2002	2001	2000
	(In thousands)
Nonperforming loans (1):
Real estate mortgage loans	$8,832	$8,135	$6,735	$10,420	$5,258
Consumer loans	1,353	1,428	1,998	1,268	1,308
Commercial loans	829	2,014	1,606	2,451	—
Troubled debt restructurings	625	1,202	1,319	295	—

Total nonperforming loans	11,639	12,779	11,658	14,434	6,566
Repossessed assets	3,004	995	908	950	850

Total nonperforming assets	$14,643	$13,774	$12,566	$15,384	$7,416

Nonperforming loans as a percent of total loans (2)	0.78%	1.42%	1.28%	1.43%	0.92%
Nonperforming assets as a percent of total assets	0.65	0.88	0.79	0.97	0.71

(1)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings. There were no loans past due greater than 90 days still accruing.
(2)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2004, the allowance for loan losses totaled 1.10% of gross loans outstanding compared to 1.07% at June 30, 2003. The increase in the percentage was primarily related to the change in the mix of the loan portfolio to include relatively more commercial loans as a result of the acquisition of Franklin Bancorp, Inc. Additionally, the allowance for loan losses as a percent of nonperforming loans increased to 142.0% at June 30, 2004 compared to 75.2% at June 30, 2003. Total net charge-offs for fiscal 2004 were $2.5 million compared to $2.7 million for fiscal 2003. The provision for loan losses for fiscal 2004 was $4.9 million compared to $2.9 million for fiscal 2003.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in First Place’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrants recognition in providing for an appropriate allowance for loan losses. Additionally, First Place utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses was adequate at June 30, 2004. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$9,603	$9,456	$9,757	$6,150	$3,623
Provision for loan losses	4,896	2,864	2,990	3,125	2,294
Allowances acquired through purchase	4,506	—	—	4,087	822
Charge-offs:
Real estate mortgage loans:
One-to-four family	1,649	1,064	2,326	1,870	92
Construction	117	167	22	857	—
Consumer	997	3,209	1,219	1,325	628
Commercial	310	53	135	—	—

Total charge-offs	3,073	4,513	3,702	4,052	720
Recoveries:
Real estate mortgage loans:
One-to-four family	332	64	245	327	65
Construction	15	—	6	34	—
Consumer	222	1,732	159	86	66
Commercial	27	—	—	—	—

Total recoveries	596	1,796	411	447	131

Net charge-offs	2,477	2,717	3,291	3,605	589

Balance at end of period	$16,528	$9,603	$9,456	$9,757	$6,150

Allowance for loan losses as a percent of loans (1)	1.10%	1.07%	1.04%	0.97%	0.86%
Allowance for loan losses as a percent of nonperforming loans (2)	142.01	75.15	81.11	67.60	93.67
Net charge-offs as a percent of average loans	0.23	0.29	0.33	0.40	0.11

(1)	Loans represents loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

(In Thousands)

	At June 30,
	2004			2003			2002			2001			2000
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One- to four-family loans	$6,445	40.0%	53.5%	$4,617	48.1%	64.3%	$4,831	51.1%	69.3%	$5,368	55.0%	70.4%	$4,460	72.5%	77.1%
Consumer loans	2,195	13.3	13.5	2,165	22.5	18.0	2,107	22.3	18.0	2,623	26.9	17.7	1,599	26.0	15.4
Commercial loans	7,888	47.7	33.0	2,821	29.4	17.7	2,518	26.6	12.7	1,766	18.1	11.9	91	1.5	7.5
Unallocated	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$16,528	100.0%	100.0%	$9,603	100.0%	100.0%	$9,456	100.0%	100.0%	$9,757	100.0%	100.0%	$6,150	100.0%	100.0%

Real Estate Owned. At June 30, 2004, First Place owned 21 repossessed real estate properties (REO) with a net book value of $3.0 million. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the fair value of the related assets at the date of foreclosure or the carrying value of the loan, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. First Place reflects actual costs to carry REO as period costs in operations when incurred.

Investment Activities

The Board of Directors approves the investment policies and procedures for First Place. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity needs and, to a lesser extent, potential return on the investments. The Board of Directors also monitors the investment activities of First Place. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. Management evaluates all investment activities for safety and soundness and adherence to policies. In accordance with these investment policies, First Place does not purchase mortgage-related securities that are deemed to be “high risk,” or purchase bonds that are not rated investment grade.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. Investments in mortgage-backed securities involve a risk that actual principal prepayments will be greater than estimated prepayments over the life of the security. Prepayment estimates for mortgage-backed securities are performed at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

First Place began a program in October 2001 to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. First Place does, from time to time, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities to limit the exposure to potential movements in market interest rates. These contractual positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to sale. For additional information on this program see Note 17 to the Consolidated Financial Statements included in Exhibit 13 to this report.

Securities. At June 30, 2004, the securities portfolio totaled $378 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Available for sale:
U.S. Government agencies	$112,230	29.67%	$94,240	27.19%	$133,479	28.83%
Obligations of states and political subdivisions	26,789	7.08%	24,857	7.18%	23,821	5.15
Equity securities	2,704	0.71%	2,380	0.69%	2,199	0.48
Trust preferred securities and corporate debt	34,359	9.08%	40,625	11.73%	34,869	7.53
Asset-backed securities	2,519	0.67%	—	—	—	—
SLMA	—	—	—	—	11,661	2.52
Mutual funds	48,369	12.79%	47,345	13.67%	46,130	9.96
FNMA/FHLMC Preferred Stock	19,394	5.13%	19,983	5.77%	21,939	4.74

Total debt and equity securities	246,364	65.13%	229,430	66.23%	274,098	59.21

Mortgage-backed securities	131,884	34.87%	116,999	33.77%	188,829	40.79

Total securities available for sale	$378,248	100.00%	$346,429	100.00%	$462,927	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2004 (Dollars in thousands)
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Available for sale, debt securities:
U.S. Government agencies	$75,293	3.84%	$31,044	3.39%	$5,893	5.15%	—	—	$112,230	3.78%
Obligations of states and political subdivisions (1)	885	7.21%	16,429	6.89%	8,325	5.42%	$1,150	1.39%	26,789	6.21%
Trust preferred securities and corporate debt	—	—	13,629	3.68%	5,449	5.16%	15,281	2.18%	34,359	3.25%
Asset-backed securities	2,519	0.59%	—	—	—	—	—	—	2,519	0.59%
Mortgage-backed securities and collateralized mortgage Obligations	31,215	4.45%	61,656	4.34%	22,924	4.52%	16,089	4.73%	131,884	4.44%

Debt securities available for sale	$109,912	3.97%	$122,758	4.37%	$42,591	4.86%	$32,520	3.41%	$307,781	4.19%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

General. First Place’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations of the Banks. First Place Bank and Franklin Bank also have access to advances from the Federal Home Loan Bank (FHLB). Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits. The Banks offer a variety of deposit accounts with a range of interest rates and terms consisting of savings, retail NOW accounts, business checking accounts, money market accounts and certificate of deposit accounts. First Place offers jumbo certificates and also offers Individual Retirement Accounts and other qualified plan accounts.

The Banks have a significant portion of their deposits in core deposits. Management monitors activity on its core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. The Banks are not limited with respect to the rates they may offer on deposit products. Management believes the Banks are competitive in the types of accounts and interest rates they have offered on their deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Banks’ deposits are obtained predominantly from the areas in which its retail offices are located. The Banks rely primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect First Place’s ability to attract and retain deposits. First Place uses traditional means of advertising its deposit products, including radio and print media. While jumbo certificates are accepted by First Place, and may be subject to preferential rates, First Place does not actively solicit such deposits as such deposits are very rate sensitive and therefore are more difficult to retain than core deposits.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2004	2003	2002
	(In thousands)
Beginning balance	$1,108,450	$1,061,393	$1,018,829
Merger with Franklin Bancorp, Inc.	477,072	—	—
Net deposits (withdrawals)	(62,692)	16,226	1,939
Interest credited on deposit accounts	25,181	30,831	40,625

Total increase in deposit accounts	439,561	47,057	42,564

Ending balance	$1,548,011	$1,108,450	$1,061,393

Borrowings. First Place obtains advances from the Federal Home Loan Bank, which are collateralized by the capital stock of the FHLB and a blanket pledge of one- to four-family mortgage loans and specific securities held by the Banks. Funds are also obtained through reverse repurchase agreements with the primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Banks, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and the OTS. At June 30, 2004, the Bank’s FHLB advances totaled $383 million. At June 30, 2004 First Place had unused borrowing capacity of $180 million based on collateral pledged.

During September 2003 First Place entered into $23 million of long term repurchase agreements with primary broker/dealers maturing between September 2006 and September 2008. The borrowings were collateralized by designated mortgage-backed securities. The borrowings were used to finance the purchase of mortgage-backed securities with similar durations.

In December 2003, the First Place formed two affiliated trusts that issued $30.0 million of Guaranteed Capital Trust Securities. These affiliates used the equity capital from the First Place and the proceeds of the Guaranteed Capital Trust Securities to purchase $30.9 million in Junior Subordinated Deferrable Interest Debentures from First Place. The purpose of the borrowing was to fund a portion of the cash payment required for the purchase of Franklin Bancorp, Inc. The affiliates have no other operations. Based on the structure, nature and purpose of these affiliated trusts, First Place has accounted for them using the equity method, and therefore they have not been included in the consolidated financial statements. First Place has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of First Place in the form of the Junior Subordinated Deferrable Interest Debentures.

First Place may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in First Place’s 2004 Annual Report to Shareholders (2004 Annual Report) in Notes 10, 11 and 12 and is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

During 2001 First Place entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, derivative instruments, were used by First Place to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002 First Place redeemed the interest rate swaps at a fair value of $12,560,000 and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8,164,000, net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pre-tax amounts to be reclassified into interest expense in fiscal years 2004, 2005 and 2006 are $2,576,000, $2,331,000 and $1,243,000, respectively.

Personnel

As of June 30, 2004, First Place had approximately 607 full-time equivalent employees. The employees are not represented by a collective bargaining unit and First Place considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. First Place and all of its subsidiaries except First Place Capital Trust and First Place Capital Trust II will file a consolidated tax return using a June 30 fiscal year-end. First Place Capital Trust and First Place Capital Trust II will file separate returns as trusts. First Place uses the accrual method of tax accounting and is subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to First Place.

Bad Debt Reserve. Historically, savings institutions such as the Banks which met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which were deducted in arriving at taxable income.

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

The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. The Banks have paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The unrecaptured base year reserves are not subject to recapture as long as the thrift continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. Distributions to

First Place paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Banks’ bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of the Banks would reduce amounts allocated to the Banks’ bad debt reserve and would create a tax liability for the Banks. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Banks make a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Banks do not intend to make distributions that would result in a recapture of any portion of their bad debt reserve.

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

Dividends Received Deduction and Other Matters. First Place may exclude from its income 100% of dividends received from First Place Bank, Franklin Bank or First Place Holdings, Inc. as members of the same affiliated group of corporations.

Ohio Taxation

First Place Financial Corp. and First Place Holdings, Inc. are subject to the Ohio corporation franchise tax liability, which, as applied to First Place, is a tax measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150,000 per year.

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

Certain holding companies, such as First Place, will qualify for complete exemption from the net worth tax if certain conditions related to subsidiaries subject to Ohio taxation are met. First Place will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

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

Taxation by States Other Than Ohio

Delaware - As a Delaware holding company, First Place is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Michigan - Franklin Bank, as a Michigan corporation, is subject to taxation in Michigan. After the merger of First Place Bank and Franklin Bank, First Place Bank will be subject to taxation in Michigan based on income allocated to Michigan based on apportionment rules.

Pennsylvania - APB Financial Group, Ltd., and American Pension Benefits, Inc. operate in Pennsylvania and are subject to Pennsylvania income tax. Indiana – First Place Bank announced the opening of a new loan production office near Indianapolis, Indiana in August 2004 which will be subject to apportioned income tax in Indiana in fiscal 2005.

REGULATION AND SUPERVISION

General

First Place Bank and Franklin Bank are subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (“FDIC”), as the deposit insurer. The Banks are members of the FHLB System. Their deposit accounts are insured up to applicable limits by the FDIC through the Savings Association Insurance Fund (“SAIF”). The Banks must file reports with the OTS and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Banks’ compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on First Place, and the Banks and their operations. Under the holding company form of organization, First Place is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Certain of the regulatory requirements applicable to First Place, First Place Bank and Franklin Bank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Banks and/or First Place.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (“HOLA”) and, in certain respects, the Federal Deposit Insurance Act (“FDI Act”) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, for example, commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2004, First Place Bank and Franklin Bank were in compliance with this regulation.

Qualified Thrift Lender Test. To be a qualified thrift lender (“QTL”), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (“QTI”) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2004, First Place Bank and Franklin Bank both met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (“Tier 1 Bank”) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2004, the Banks were each classified as a Tier 1 Bank.

Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations (see above), (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

Liquidity. Current regulation requires that First Place Bank and Franklin Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2004, management considers the liquidity position of the Banks to be adequate to meet operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2004, the Banks were current on all assessments due to the OTS.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The authority of First Place Bank or Franklin Bank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including First Place and any non-savings institution subsidiaries that First Place may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus. Furthermore, any loan, when aggregated with all other extensions of credit to that person, which exceeds $500,000, must receive prior approval by the board. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25,000 per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (Guidelines) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) standard and an 8% risk-based capital standard. However, the minimum leverage standard is decreased to 3% for institutions with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core capital) standard (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

The risk-based capital standard for savings institutions requires the maintenance of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, as assigned by OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution’s interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution’s assets, as calculated in accordance with guidelines set forth by the OTS. A savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution’s measured interest rate risk and 2%, multiplied by the estimated economic value of the institution’s total assets. That dollar amount is deducted from an institution’s total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution’s financial data and the effective date for the new capital requirement based on that data. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The Director of the OTS may waive or defer a savings institution’s interest rate risk component on a case-by-case basis. For the present time, the OTS has deferred implementation of the interest rate risk component.

Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2004, First Place Bank was considered well capitalized and Franklin Bank was considered adequately capitalized under the regulatory framework for prompt corrective action. Franklin Bank was merged with First Place Bank effective July 2, 2004. On a combined basis the Banks would have been considered well capitalized as of June 30, 2004.

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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

The Bank’s assessment rate for the year ended June 30, 2004 was zero basis points and all premiums paid for this period were payments on the FICO bonds which amounted to $187 thousand. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of First Place does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

Federal Home Loan Bank System. First Place Bank and Franklin Bank are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Banks are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500, whichever is greater. The Banks were in compliance with this requirement at June 30, 2004. FHLB advances must be secured by specified types of collateral.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, First Place’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Banks.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $45.4 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $45.4 million, the reserve requirement is $1.164 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $45.4 million. The first $6.6 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. First Place Bank and Franklin Bank are in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce First Place’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Holding Company Regulation. First Place is a non-diversified multiple savings and loan holding company within the meaning of the HOLA. As such, First Place is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over First Place and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a multiple savings and loan holding company, First Place is subject to extensive limitations on the types of business activities in which it can engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries or through one or more transactions, from acquiring or retaining, by purchase or otherwise, more than 5% of the voting stock of a savings association not a subsidiary, or of a savings and loan holding company not a subsidiary, except with the prior written approval of the Director of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company and the potential effect on the acquiree savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and certain competitive factors.

The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except for: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, or (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

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

These parts of the Modernization Act became effective on March 11, 2000. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including First Place and the Banks, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure. Further, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and the statute affects how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty, transparency and timeliness in reporting and better protect investors from the type of corporate wrongdoing that occurred at Enron, WorldCom and similar companies. The Sarbanes-Oxley Act applies generally to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act’s new requirements, the final scope of these requirements remains to be determined.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Additionally, the Sarbanes-Oxley Act includes the following:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that management report on the effectiveness of internal controls over financial reporting and that auditors opine on management’s evaluation of internal controls (currently required to be implemented at First Place during fiscal 2005);

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with their independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we review those rules and comply as required.

Furthermore, the National Association of Securities Dealers (NASD) has also implemented corporate governance rules which implement the mandates of the Sarbanes-Oxley Act. The NASD rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications. These rules affect First Place because its common stock is listed on the NASDAQ under the symbol “FPFC.”

Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the results of operations or financial condition.

Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. First Place is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Item 2. Properties

First Place Bank maintains the corporate headquarters at 185 E. Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2004, 15 of the retail locations of First Place Bank were owned. The remaining 12 retail locations and 14 of the 15 loan production offices were leased.

The following table sets forth certain information with respect to the offices and other properties of First Place. The net book value of First Place’s properties and leasehold improvements were $17 million at June 30, 2004. Additional information contained in Note 7 “Premises and Equipment” of the 2004 Annual Report is incorporated herein by reference in response to this item.

Description/Address	Leased/Owned
Main Office, First Place
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
25 Market Street, Youngstown, OH	Leased
3900 Market Street, Boardman, OH	Owned
4390 Mahoning Avenue, Austintown, OH	Owned
600 Gypsy Lane, Youngstown, OH	Owned
5 West McKinley Way, Poland, OH	Leased
2 South Broad Street, Canfield, OH	Owned
185 East Market Street, Warren, OH	Owned
3516 S. Meridian Road, Youngstown, OH	Owned
10416 Main Street, New Middletown, OH	Owned
724 Boardman-Poland Road, Boardman, OH	Owned
655 Creed Street, Struthers, OH	Leased
2001 Elm Road, Warren, OH	Leased
8226 East Market Street, Howland, OH	Owned subject to land lease
4460 Mahoning Avenue NW, Warren, OH	Owned
325 High Street, Cortland, OH	Owned
7290 Sharon-Warren Road, Brookfield, OH	Owned
6002 Warren-Youngstown Road, Niles, OH	Leased
486 Boardman-Canfield Road, Boardman, OH	Leased
5220 Mahoning Avenue, Austintown, OH	Leased
999 East Main Street, Ravenna, OH	Owned
4183 Tallmadge Road, Rootstown, OH	Owned
24725 West Twelve Mile Road, Southfield, MI	Leased
26336 West Twelve Mile Road, Southfield, MI	Leased
479 South Woodward Road, Birmingham, MI	Leased
755 West Big Beaver Road, Troy, MI	Leased
20247 Mack Avenue, Grosse Pointe Woods, MI	Owned
352 West Main Street, Canfield, OH	Leased

Loan Production Offices, First Place Bank
301 East High Street, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
24950 Country Club Blvd., North Olmsted, OH	Leased
6150 Enterprise Parkway, Solon, OH	Leased
7887 Washington Village Drive, Centerville, OH	Leased
8228 East Market Street, Howland, OH	Leased
1275 Boardman-Poland Road, Youngstown, OH	Owned
29225 Chagrin Blvd., Suite 105, Pepper Pike, OH	Leased
1080 Nimitzview Drive, Suite 100, Cincinnati, OH	Leased
4540 Heatherdowns Blvd., Suite B, Toledo, OH	Leased
8195 South Saginaw Street, Grand Blanc, MI	Leased
41740 Six Mile Road Northville, MI	Leased
1340 Corporate Drive, Suite 100, Hudson, OH	Leased
750 East Washington Street, Medina, OH	Leased
250 Old Wilson Bridge Street, Suite 270, Worthington, OH	Leased

Other First Place Facilities
255 E. Market Street, Warren, OH	Owned
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Owned
6150 Enterprise Parkway, Solon, OH	Leased
555 South Woodward Road, Birmingham, MI	Leased
2790 Mahoning Avenue NW, Warren, OH	Owned
2112 South Avenue, Youngstown, OH	Leased
2100 Niles-Cortland Road, Warren, OH	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned
8230 East Market Street, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned
8230 East Market Street, Warren, OH	Leased
2 South Broad Street, Canfield, OH	Owned
11 East Park Avenue, Columbiana, OH	Leased
4531 Belmont Avenue, Youngstown, OH	Leased
4677 Mahoning, Avenue, Champion, OH	Leased

APB Financial Group, Ltd.
15001 Perry Highway, Warrendale, PA	Leased

American Pension Benefits, Inc.
15001 Perry Highway, Warrendale, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Owned
8228 East Market Street, Warren, OH	Leased

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2004 there were 14,985,811 shares outstanding held by approximately 7,189 shareholders of record.

Information on treasury stock purchases during the fourth quarter of fiscal 2004 follows.

Company Purchases of Common Stock for the Quarter Ended June 30, 2004

Period	Total Number Of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As a Part of A Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under A Publicly Announced Plan
April 1, 2004-April 30, 2004	65,000	$17.74	65,000	685,000
May 1, 2004-May 31, 2004	13,600	$17.48	13,600	671,400
June 1, 2004-June 30, 2004	205,000	$17.46	205,000	466,400

Total	283,600	$17.53	283,600

All of the purchases summarized above were made pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 17, 2004. This program provided for the repurchase of up to a maximum of 750,000 shares and is in force through March 16, 2005. During the fourth quarter of fiscal 2004, 283,600 shares were purchased, leaving 466,400 shares available to be purchased under the existing Board authorization.

Additional information in answer to this part is contained in the 2004 Annual Report under the caption “Market Prices and Dividends Declared” which is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 6. Selected Financial Data

The information contained in the 2004 Annual Report under the caption “Selected Financial and Other Data” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the 2004 Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information contained in the 2004 Annual Report under the caption “Asset/Liability Management and Market Risk” is attached hereto as part of Exhibit 13 and is herein incorporated by reference.

Item 8. Financial Statements and Supplementary Data

See Item 15 of this report for information concerning financial statements and schedules filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-K for the period ended June 30, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of First Place and First Place Bank who are not Directors. The following table sets forth certain information regarding executive officers of First Place and First Place Bank at August 31, 2004 who are not also directors.

Name	Age at August 31, 2004	Positions Held with First Place and First Place Bank
Timothy A. Beaumont	46	Senior Vice President of First Place Bank
Albert P. Blank	42	Executive Vice President and Chief Operating Officer of First Place Bank
J. Craig Carr	56	General Counsel and Secretary of First Place and Senior Vice President of First Place Bank
Craig L. Johnson	45	Michigan Regional President of the Franklin Bank Division of First Place Bank
Brian E. Hoopes	47	Senior Vice President of First Place Bank
Dominique K. Stoeber	40	Senior Vice President of First Place Bank
Kenton A. Thompson	48	Senior Vice President of First Place Bank
R. Bruce Wenmoth	49	Senior Vice President of First Place Bank

Timothy A. Beaumont, Senior Vice President and Chief Credit Officer, joined First Place Bank in June 2000. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has over fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

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

Craig L. Johnson became Michigan Regional President of Franklin Bank in May 2004. He served as President and Chief Executive Officer of Franklin Bancorp, Inc. and Franklin Bank, N.A. from November 2003 through May 2004 and as Executive Vice President and Chief Lending Officer from June 2003 through November 2003. He was previously employed by Republic Bancorp, Inc. serving as Vice Chairman of Republic Bank from June 1999 to November 2002 and as President and Chief Executive Officer of Republic Savings Bank from December 1995 to June 1999. Mr., Johnson has a Bachelor of Science in Business Administration degree from Central Michigan University.

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

Kenton A. Thompson joined First Place Bank in June 2003 as Senior Vice President and Regional President of Wealth Management Services. He was previously employed by Key Bank as President of Key Trust Companies and Key Bank Life Insurance Ltd for more than five years. Mr. Thompson has a Bachelor of Science degree in Business Administration from Youngstown State University.

R. Bruce Wenmoth joined First Place Bank in June 2003 as Senior Vice President of Retail Lending. He was previously employed with Metropolitan Bank and Trust for over five years as Senior Vice President – Mortgage Banking and has over twenty years experience in mortgage banking. He has a Bachelor of Science degree from Cornell University.

Directors of First Place and First Place Bank

Information concerning Directors of the Board of First Place and First Place Bank is incorporated herein by reference from the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 22, 2004.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 22, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 22, 2004.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 22, 2004.

Item 14. Principal Accounting Fees and Procedures

Information concerning principal accounting fees and procedures is incorporated herein by reference to the “Ratification of First Place Independent Auditors” section of the proxy statement for the 2004 Annual Meeting of Shareholders, filed with the Securities and Exchange Commission on or about September 22, 2004.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following information appearing in First Place’s Annual Report to Shareholders for the year ended June 30, 2004, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

Annual Report Section	Pages in Annual Report
Selected Financial Data and Other Data	1-2
Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-20
Independent Auditors’ Report	21
Consolidated Statements of Financial Condition as of June 30, 2004 and 2003	22
Consolidated Statements of Income for Years Ended June 30, 2004, 2003 and 2002	23
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2004, 2003 and 2002	24
Consolidated Statements of Cash Flows for Years Ended June 30, 2004, 2003 and 2002	25-26
Notes to Consolidated Financial Statements	27-54

With the exception of the aforementioned information, First Place’s Annual Report to Shareholders for the year ended June 30, 2004, is not deemed filed as part of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	(i)

3(i)	First Place Certificate of Incorporation	(ii)

3(ii)	First Place Bylaws	(ii)

4	Specimen First Place common stock certificate	(ii)

10	Material contracts

	Employment Contract between First Place and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	10.1

	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	10.2

	Form of change in control and severance agreement	(iii)

	First Place Financial Corp 1999 Incentive Plan	(iv)

13	Portions of the 2004 Annual Report to Shareholders	13

14	Code of Ethics	14

21	Subsidiaries of Registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Certification of Chief Executive Officer	31.1

31.2	Certification of Principal Accounting Officer	31.2

32.1	Section 1350 Certification (Chief Executive Officer)	32.1

32.2	Section 1350 Certification (Principal Accounting Officer)	32.2

(i)	Filed as an exhibit to First Place’s Current Report on Form 8-K dated November 10, 2003 and as amended and included as Annex I in First Place’s Form S-4A dated February 9, 2004.
(ii)	Filed as exhibits to First Place’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(iii)	Filed as Exhibit 10.1 to Form S-4/A dated February 9, 2004 and incorporated by reference herein.
(iv)	Filed as Appendix A to the Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.

(b) Reports on Form 8-K

Report on Form 8-K dated April 20, 2004 to report the results of operations for the three and nine months ended March 31, 2004 and to announce a quarterly dividend.

Report on Form 8-K dated May 21, 2004 announcing the approval of the merger of Franklin Bancorp, Inc. into First Place Financial Corp. by the Office of Thrift Supervision.

Report on Form 8-K dated May 28, 2004 announcing the completion of the acquisition of Franklin Bancorp, Inc. by First Place Financial Corp.

Report on Form 8-K dated June 14, 2004 announcing several management changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/S/ STEVEN R. LEWIS
Steven R. Lewis
President, Chief Executive Officer and a Director Date: September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/S/ STEVEN R. LEWIS	/S/ PEGGY R. DEBARTOLO
Steven R. Lewis	Peggy R. DeBartolo
President, Chief Executive Officer and Director	Principal Accounting Officer
Date: September 10, 2004	Date: September 10, 2004

/S/ A. GARY BITONTE	/S/ W. TERRY PATRICK
A. Gary Bitonte	W. Terry Patrick
Director	Chairman of the Board
Date: September 10, 2004	Date: September 10, 2004

/S/ DONALD CAGIGAS	/S/ E. JEFFREY ROSSI
Donald Cagigas	E. Jeffrey Rossi
Director	Director
Date: September 10, 2004	Date: September 10, 2004

/S/ MARIE IZZO CARTWRIGHT	/S/ SAMUEL A. ROTH
Marie Izzo Cartwright	Samuel A. Roth
Director	Director
Date: September 10, 2004	Date: September 10, 2004

/S/ GEORGE J. GENTITHES	/S/ WILLIAM A. RUSSELL
George J. Gentithes	William A. Russell
Director	Director
Date: September 10, 2004	Date: September 10, 2004

/S/ ROBERT P. GRACE	/S/ RONALD P. VOLPE
Robert P. Grace	Ronald P. Volpe
Director	Director
Date: September 10, 2004	Date: September 10, 2004

/S/ THOMAS M. HUMPHRIES	/S/ ROBERT L. WAGMILLER
Thomas M. Humphries	Robert L. Wagmiller
Director	Director
Date: September 10, 2004	Date: September 10, 2004

/S/ EARL T. KISSELL
Earl T. Kissell
Director
Date: September 10, 2004