Form 10-Q
period 2004-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2004-11-08
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

14,992,965 common shares as of October 31, 2004

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2004	June 30, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$81,889	$67,350
Interest-bearing deposits in other banks	425	43,901
Securities available for sale	348,099	378,248
Loans held for sale	89,123	47,465
Loans
Mortgage and construction	839,481	810,167
Commercial	509,533	478,695
Consumer	234,921	211,659

Total loans	1,583,935	1,500,521
Less allowance for loan losses	17,056	16,528

Loans, net	1,566,879	1,483,993
Federal Home Loan Bank stock	29,702	29,385
Premises and equipment, net	22,109	22,393
Goodwill	55,348	55,348
Core deposit and other intangibles	18,005	18,913
Other assets	68,662	100,084

Total Assets	$2,280,241	$2,247,080

LIABILITIES
Deposits
Non-interest bearing	$234,263	$239,971
Interest bearing checking	104,010	101,726
Savings	138,235	141,244
Money market	460,616	455,946
Certificates of deposit	591,914	609,124

Total deposits	1,529,038	1,548,011
Short-term borrowings	255,808	204,613
Long-term borrowings	240,568	240,744
Other liabilities	28,966	30,602

Total Liabilities	2,054,380	2,023,970

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	188,431	188,312
Retained earnings	93,756	91,041
Unearned employee stock ownership plan shares	(5,490)	(5,639)
Unearned recognition and retention plan shares	(1,138)	(1,205)
Treasury stock, at cost, 3,128,862 shares at September 30, 2004 and 2,973,309 shares at June 30, 2004	(44,931)	(42,083)
Accumulated other comprehensive loss	(4,948)	(7,497)

Total shareholders’ equity	225,861	223,110

Total liabilities and shareholders’ equity	$2,280,241	$2,247,080

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2004	2003
INTEREST INCOME
Loans, including fees	$24,041	$17,726
Securities
Taxable	3,391	2,981
Tax exempt	399	478

Total interest income	27,831	21,185

INTEREST EXPENSE
Deposits	6,795	6,507
Short-term borrowings	886	523
Long-term borrowings	3,386	2,155

Total interest expense	11,067	9,185

NET INTEREST INCOME	16,764	12,000
PROVISION FOR LOAN LOSSES	307	1,486

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,457	10,514

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,085	1,357
Gains on sale of securities, net	304	—
Gains on sale of loans, net	737	3,992
Loan servicing income (loss)	(21)	(861)
Other income - bank	540	263
Other non-bank subsidiaries	1,667	1,671

Total noninterest income	5,312	6,422

NONINTEREST EXPENSE
Salaries and employee benefits	6,950	5,257
Occupancy and equipment	2,413	1,522
Professional fees	561	463
Loan expenses	539	563
Marketing	674	223
Franchise taxes	505	394
Amortization of intangible assets	958	249
Other	2,228	1,540

Total noninterest expense	14,828	10,211

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	6,941	6,725
Income tax expense	2,169	2,169
Minority interest in income of consolidated subsidiary	15	47

NET INCOME	$4,757	$4,509

Basic earnings per share	$0.33	$0.36

Diluted earnings per share	$0.33	$0.35

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2004	2003
Balance at beginning of period	$223,110	$182,681
Comprehensive income:
Net income	4,757	4,509
Loss on termination of interest rate swaps reclassified into income, net of tax effects	412	422
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	2,137	(1,828)

Total comprehensive income	7,306	3,104
Cash dividends declared	(2,042)	(1,860)
Commitment to release employee stock ownership plan shares	279	258
Commitment to release recognition and retention plan shares	70	170
Treasury shares acquired	(3,091)	(679)
Stock options exercised and related tax benefit	229	224
Stock issued as employee compensation	—	11

Balance at end of period	$225,861	$183,909

Cash dividends declared per share	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2004	2003
Cash flows from operating activities:
Net cash from (used in) operating activities	$(4,297)	$(12,777)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	17,363	17,759
Proceeds from maturities, calls and principal paydowns	21,286	19,892
Purchases	(5,258)	(48,253)
Net change in federal funds sold	—	150
Net change in interest-bearing deposits in other banks	43,476	—
Net change in loans	(97,709)	(107,933)
Proceeds from sale of loans	12,946	19,350
Premises and equipment expenditures, net	(532)	(398)
Investment in nonbank affiliates	(50)	—

Net cash from investing activities	(8,478)	(99,433)

Cash flows from financing activities:
Net change in deposits	(18,973)	(6,601)
Net change in repurchase agreements	175	21,701
Cash dividends paid	(2,042)	(1,860)
Proceeds and tax benefit from stock options exercised	229	224
Purchase of treasury stock	(3,091)	(679)
Net change in short-term borrowings	51,020	85,305
Proceeds from long-term borrowings	—	17,500
Repayment of long-term borrowings	(4)	(4,369)

Net cash from financing activities	27,314	111,266

Net change in cash and cash equivalents	14,539	(944)
Cash and cash equivalents at beginning of period	67,350	32,206

Cash and cash equivalents at end of period	$81,889	$31,262

Supplemental cash flow information:
Cash payments of interest expense	$9,927	$7,695
Cash payments of income taxes	—	350

Supplemental noncash disclosures:
Loans securitized	$47,011	$—
Transfer of loans to other real estate	2,513	356

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies:

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2004 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements include the subsidiaries of First Place Bank, Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. TitleWorks Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust and First Place Capital Trust II have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust and First Place Capital Trust II as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Stock Options. Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at the date of grant. The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.”

	Three months ended September 30,
(Dollars in thousands, except per share data)	2004	2003
Net income as reported	$4,757	$4,509
Deduct: Stock-based compensation expense determined under fair value based method	31	95

Pro forma net income	$4,726	$4,414

Basic earnings per share as reported	$0.33	$0.36
Pro forma basic earnings per share	$0.33	$0.35

Diluted earnings per share as reported	$0.33	$0.35
Pro forma diluted earnings per share	$0.32	$0.35

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

2. Earnings per Share:

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except share data)	Three months ended September 30,
	2004	2003
Basic earnings per share computation:
Net Income	$4,757	$4,509

Gross weighted average shares outstanding	15,065,216	13,295,981
Less: Average unearned ESOP shares	(558,874)	(618,169)
Less: Average unearned RRP shares	(89,633)	(139,344)

Net weighted average shares outstanding	14,416,709	12,538,468

Basic earnings per share	$0.33	$0.36

Diluted earnings per share computation:
Net Income	$4,757	$4,509

Weighted average shares outstanding for basic earnings per share	14,416,709	12,538,468
Add: Dilutive effects of assumed exercises of stock options	215,082	222,276
Add: Dilutive effects of unearned Recognition and Retention Plan shares	283	7,473

Weighted average shares and potentially dilutive shares	14,632,074	12,768,217

Diluted earnings per share	$0.33	$0.35

There were stock options for 90,000 shares that were antidilutive for the quarter ended September 30, 2004. There were no stock options that were antidilutive for the quarter ended September 30, 2003. Antidilutive options are not considered in computing earning per share.

3. Short-term and Long-term Borrowings

	September 30, 2004	June 30, 2004
Short-term borrowings
Federal Home Loan Bank advances	$247,275	$196,255
Securities sold under agreement to repurchase	8,533	8,358

Total	$255,808	$204,613

Long-term borrowings
Federal Home Loan Bank advances	$186,889	$187,065
Securities sold under agreement to repurchase	22,750	22,750
Junior Subordinated deferrable interest debentures held by affiliated trusts that issued guaranteed capital securities	30,929	30,929

Total	$240,568	$240,744

4. Business Combination

On May 28, 2004, the Company completed the acquisition of Franklin Bancorp, Inc., a bank holding company headquartered in Southfield, Michigan and its wholly owned subsidiary, Franklin Bank N.A. The acquisition was accounted for as a purchase and the results of operations of Franklin Bancorp, Inc. have been included in the consolidated financial statements since the acquisition date. Concurrent with the acquisition, Franklin Bank N.A. converted from a nationally chartered bank to a federally chartered savings association and changed its name to Franklin Bank. Franklin Bank was subsequently merged with First Place Bank effective July 2, 2004.

5. Effect of New Accounting Standards:

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provided additional guidance and originally required additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. The EITF has delayed implementation of this guidance to a later date. The Company currently has investments where the current market value is less than the amortized cost. As of September 30, 2004, management believed that substantially all of this impairment was related to the current level of interest rates and therefore all impairment was considered to be temporary. While management does not believe that this Consensus will have any material impact on the Company’s results of operations or financial condition at this time, a final determination cannot be made until the final guidance is issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in the Company’s financial condition and results of operations during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2004 and 2003

General. Net income for the quarter ended September 30, 2004 totaled $4.8 million or $0.33 per diluted share compared to net income of $4.5 million, or $0.35 per diluted share for the quarter ended September 30, 2003. Return on average equity for the quarter was 8.44% compared to 9.85% for the quarter ended September 30, 2003. Return on average assets for the quarter was 0.82% compared to 1.12% for the quarter ended September 30, 2003. The efficiency ratio for the current year quarter was 66.5% compared to 54.7% for the prior year quarter. Earnings for the quarter reflected the positive impacts of an increase in core income from the Franklin Bancorp, Inc. (Franklin) acquisition in May 2004 and a decrease in the provision for loan losses partially offset by the negative impact of a decline in gains on sale of loans, net.

Net Interest Income. Net interest income for the quarter ended September 30, 2004 totaled $16.8 million, an increase of $4.8 million, or 39.7% from $12.0 million for the quarter ended September 30, 2003. The increase in net interest income resulted from an increase of $606 million or 41.7% in average interest-earning assets compared to the same quarter a year ago. Virtually all of the increase was due to the Franklin acquisition. Historically, Franklin and during the current quarter the Franklin Division of First Place Bank has had significant balances of noninterest-bearing checking accounts. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.4% for the current quarter compared to 107.5% for the same quarter in the prior year. The net interest margin for the current quarter was 3.30% down from 3.37% in the prior year quarter as maturing assets and liabilities have continued to reprice downward over the past year because interest rates have continued to be at historically low levels. All individual categories of interest-earning assets and interest-bearing liabilities increased primarily due to the Franklin acquisition. Average loan balances increased by $560 million or 51.4% to $1.651 billion. Securities and short-term investment average balances increased $39 million or 11.4%. The total yield on interest-bearing assets declined 45 basis points to 5.45% from 5.90% a year ago. Average interest-bearing liabilities increased by $432 million or 31.9% compared to the prior year quarter ended September 30, 2003. Average deposit balances increased $234 million or 21.9%. The average rate paid on interest-bearing liabilities was 2.46% for the quarter ended September 30, 2004 compared to 2.70% for the prior year quarter, a decrease of 24 basis points. This decrease was primarily due to a 34 basis point decrease in the average cost of certificates of deposit driven by the downward repricing of certificates along with the addition of long-term borrowings of Franklin. The effective cost of the Franklin long-term borrowings is based on long-term interest rates as of May 28, 2004 since they were adjusted to their fair value as of the date of the acquisition.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable.

	Quarter ended September 30, 2004			Quarter ended September 30, 2003
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$1,650,874	$24,074	5.83%	$1,090,575	17,759	6.51%
Securities and interest-bearing deposits	378,972	3,658	3.86%	340,255	3,447	4.05%
Federal Home Loan Bank stock	29,485	317	4.31%	22,532	227	4.03%

Total	2,059,331	28,049	5.45%	1,453,362	21,434	5.90%
Noninterest-earning assets
Cash and due from banks	83,079			33,114
Allowance for loan losses	(16,596)			(10,326)
Other assets	163,588			132,396

Total assets	$2,289,402			$1,608,546

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$185,338	271	0.58%	$74,240	48	0.26%
Savings and money market accounts	522,661	1,609	1.22%	436,891	1,389	1.26%
Certificates of deposit	592,799	4,915	3.29%	556,102	5,070	3.63%

Total deposits	1,300,797	6,795	2.07%	1,067,233	6,507	2.43%
Borrowings
Short-term	242,659	886	1.45%	175,224	523	1.19%
Long-term	240,654	3,386	5.58%	109,766	2,155	7.81%

Total interest-bearing liabilities	1,784,109	11,067	2.46%	1,352,223	9,185	2.70%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	243,041			40,685
Other liabilities	38,538			33,560

Total liabilities	2,065,688			1,426,469
Shareholders’ equity	223,714			182,077

Total liabilities and shareholders equity	$2,289,402			$1,608,546

Fully tax-equivalent net interest income		16,982			12,249
Interest rate spread			2.99%			3.20%
Net interest margin			3.30%			3.37%
Average interest-earning assets to average interest-bearing liabilities			115.43%			107.48%
Tax-equivalent adjustment		218			249

Net interest income		$16,764			$12,000

Provision for Loan Losses. The provision for loan losses was $307,000 for the quarter ended September 30, 2004 compared to $1,486,000 for the quarter ended September 30, 2003. The decrease in the provision was consistent with improvement in several measures of asset quality compared to a year ago. The Company realized net recoveries of $222,000 during the current year quarter compared to net charge-offs of $564,000 during the prior year quarter. Nonperforming loans declined $3.7 million and totaled $10.8 million at September 30, 2004 compared to $14.5 million a year earlier. This decrease in nonperforming loans combined with an increase in loans of $566 million resulted in a reduction of the ratio of nonperforming loans to total loans to 0.69% at September 30, 2004 compared to 1.45% a year earlier.

Noninterest Income. Noninterest income totaled $5.3 million for the quarter ended September 30, 2004, a decrease of $1.1 million or 17.3% from $6.4 million in the prior year quarter. The change in noninterest income was primarily driven by changes in gains on sale of loans, mortgage servicing operations, and service charges and fees on deposit accounts.

Mortgage originations of $339 million in the current quarter were down from originations of $403 million for the previous year quarter. This was a decline of $64 million or 15.9%. Based on the results of a survey discussed in the October 25, 2004 edition of the National Mortgage News, originations across the nation are down 36% in the current July to September quarter compared to a year earlier. The Company was able to maintain a high level of originations due to the addition of a wholesale lending program in the first quarter of fiscal 2004 and the contribution of mortgage loan production offices in Columbus, Ohio and Grand Blanc, Michigan, which were not in operation in the prior year quarter. Gains on sale of loans were $0.7 million for the current fiscal quarter compared to $4.0 million for the prior year fiscal quarter. The decrease in gains was primarily due to a contraction of the margins on loan sales available in the market and to a lesser extent due to the decline in the level of mortgage banking activity.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Historically low interest rates over the past two years and volatility in rates recently have resulted in the increased variability of loan servicing income over the past two years. The table below shows how the change in the impairment of MSRs affects loan servicing income.

	Three months ended September 30,
	2004	2003
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$161	$(1,261)
Change in impairment of MSRs	(182)	400

Total loan servicing income (loss)	$(21)	$(861)

The reduction of the loss from loan servicing revenue in the current quarter compared to the prior year quarter was primarily due to a reduction in the amortization of servicing rights caused by a lower level of payoffs. While long-term interest rates declined during quarter, the historically low level of long-term interest rates over the past two years has resulted in a shrinkage in the supply of consumers with high mortgage interest rates who would benefit significantly from refinancing their mortgage. As a result, prepayments in the current quarter have declined from levels experienced over the past year and the Company has experienced a similar decline in the amortization of loan servicing rights. The increase in the impairment allowance for MSRs in the current quarter is a result of the decrease in long-term interest rates during the quarter. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. Market interest rates are an external factor that have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield.

Service charges and fees on deposit accounts increased $728,000 or 53.6% to $2.1 million for the quarter ended September 30, 2004 compared to the comparable period in the prior year. This increase was primarily due to the Franklin acquisition. In addition to increasing the level of total deposits, more than half of the deposits acquired in the Franklin acquisition were checking accounts, and checking accounts generate the majority of fees and service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased $4.6 million or 45.2% to $14.8 million for the three months ended September 30, 2004 compared to the same quarter in the prior year primarily due to the Franklin acquisition. Annualized noninterest expense as a percent of average assets was 2.59% for the quarter September 30, 2004 compared to 2.54% for the prior year quarter. The acquisition increased the number of retail sales offices from 23 to 28, the number of loan production offices from 12 to 15 and the number of employees by approximately 25%. Three categories of expenses, occupancy and equipment expense, marketing expense and amortization of intangible assets increased significantly more than the 20-30% that would be expected based solely on the increases in locations and personnel as a result of the merger. Occupancy expense increased $0.9 million or 58.5% to $2.4 million for the quarter ended September 30, 2004 compared to the prior year quarter. This increase occurred because all of the locations from the Franklin acquisition except one are leased. In addition, several of the locations are new in the past two years and the leases are based on current market prices. In contrast to that, First Place Bank operates a number of retail sales office that are owned and that were purchased a number of years ago resulting in low levels of depreciation. Marketing expense is $674,000 for the quarter ended September 30, 2004 an increase of $451,000 or 202.2% over the prior year quarter. This was the result of a strategic effort to increase brand awareness in Ohio, to market specific products to the customers of a competitor in Ohio, which recently merged with a larger institution, and to market new products to consumers in Michigan. Amortization of intangible assets was $958,000 for the quarter ended September 30, 2004 an increase of $709,000 or 284.7% over the corresponding period in the prior year. This increase is entirely due to the amortization of the core deposit intangible related to the deposits acquired in the Franklin acquisition.

Income Taxes. Income tax expense totaled $2.2 million for both the quarter ended September 30, 2004, and the quarter ended September 30, 2003. The effective tax rate for the quarter ended September 30, 2004 was 31.2% compared to 32.3% for the quarter ended September 30, 2003.

Financial Condition

General. Assets totaled $2.280 billion at September 30, 2004, an increase of $33 million, or 14.8% from June 30, 2004. Capital ratios remain strong, with the ratio of equity to total assets at September 30, 2004 of 9.9%.

Interest-bearing deposits. The balance of interest-bearing deposits in other banks decreased $43.5 million to $0.4 million at September 30, 2004 compared to June 30, 2004. These deposits where primarily on the books of Franklin Bank and were used to reduce short-term borrowings after the banks were merged in July 2004.

Securities. Securities available for sale decreased $30 million, or 8.0% during the quarter and totaled $348 million at September 30, 2004 compared to June 30, 2004. The decrease was primarily due to the sale of $17 million of corporate debt securities. These securities were sold to fund increases in the loan portfolio, which results in higher yields and lower capital requirements. In addition, these securities were likely to decline in value if interest rates were to rise significantly.

Loans Held for Sale. Loans held for sale totaled $89 million at September 30, 2004 compared to $47 million at June 30, 2004, an increase of $42 million or 88%. This fluctuation is not unusual as there is a high level of activity in loans held for sale and the timing of sales near the end of the quarter often determine the level of the asset at quarter-end.

Loans. The loan portfolio totaled $1.584 billion at September 30, 2004, an increase of $83 million, or 5.6% from $1.501 billion at June 30, 2004. Consumer loans grew $23 million or 11.0%. Commercial loans grew $31 million or 6.4%. Mortgage and construction loans grew $29 million or 3.3%. While the level of mortgage loan originations remained at a historically high level, the majority of the loans closed were fixed rate mortgages, which are originated to sell.

Nonperforming Assets. Nonperforming assets at September 30, 2004 were $14.9 million, an increase of 1.5% or $216,000 compared to June 30, 2004. Nonperforming loans at September 30, 2004 were $10.8 a decrease of 7.3% or $844,000 compared to June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans improved to 158% at September 30, 2004 from 142% at June 30, 2004. Nonperforming assets as a percent of total assets remained at 0.65% at September 30, 2004, the same level as June 30, 2004.

Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a significant estimate that is particularly susceptible to changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses in the loan portfolio.

The allowance for loan losses increased to $17.1 million at September 30, 2004 compared to $16.5 million at June 30, 2004 and $10.5 million at September 30, 2003. The ratio of the allowance for loan losses to portfolio loans was 1.08%

at September 30, 2004 compared to 1.10% at June 30, 2004 and 1.04% at September 30, 2003. The decrease in the allowance as a percentage of portfolio loans at September 30, 2004 is consistent with the decrease in nonperforming loans during that same period. In addition, the increase in the allowance as a percent of portfolio assets at September 30, 2004 compared to September 30, 2003 is consistent with the increase in commercial loans as a percentage of portfolio loans to 33.3% at September 30, 2004 compared to 13.0% as of September 30, 2003.

Deposits. Deposits decreased $19 million, or 1.2%, during the first three quarter of fiscal 2005 and totaled $1.529 billion at September 30, 2004 compared to $1.548 billion at June 30, 2004. The majority of this decrease was in certificate of deposit accounts, which declined by $17 million or 2.8%.

Borrowings. Long-term borrowings were stable during the quarter, declining $176,000 during the first quarter of fiscal 2005 due to scheduled amortization. Short-term borrowings increased $51 million due to increases in daily borrowings from the Federal Home Loan Bank. This increase funded the increase in assets during the quarter and the outflow of certificates of deposit. The rate on these daily borrowings generally approximates the Federal Funds rate and was approximately 1.75% near the end of the quarter, up 50 basis points from the beginning of the quarter due to the two 25 basis point rate increases in the discount rate by the Federal Reserve Board.

Capital Resources. Total shareholders’ equity increased $2.8 million, or 1.2% during the quarter ended September 30, 2004 and totaled $226 million. The overall increase in shareholders’ equity was due to current period earnings, a decrease in the unrealized loss on securities available for sale and a decrease in the unrealized loss on termination of interest rate swaps partially offset by cash dividends paid and treasury stock purchased. During the first quarter of the fiscal year, the Company repurchased 172,800 shares of common stock at an average price of $17.89 per share. During March 2004, the Board of Directors authorized the purchase of up to 750,000 shares of treasury stock over the following 12 months. Under that authorization an additional 293,600 shares can be purchased between October 1, 2004 and March 16, 2005. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized; adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at September 30, 2004 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	11.81%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.68%	6.00%
Tier 1 (core) capital to adjusted total assets	7.32%	5.00%

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with US GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered to be critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. These policies, current assumptions and estimates utilized and the related disclosure of this process is determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable losses in the portfolio at each balance sheet date. Management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio are considered including historic loss experience, industry concentrations, delinquency statistics and workout experience based on factors such as the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows which could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loss is considered to be a critical accounting policy.

Mortgage Servicing Rights. When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other.

Loan prepayment speeds have varied significantly over the past three years and could continue to vary in the future. In addition, any of the other variables mentioned above could change over time. Therefore, the valuation of mortgage servicing rights is, and is expected to continue to be, a critical accounting policy where the results are based on estimates that are subject to change over time and can have a significant financial impact on the Company.

Liquidity and Cash Flows

Liquidity is a measurement of the Company’s ability to generate adequate cash flows to meet the demands of its customers and provide adequate flexibility for the Company to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; the issuance of debt or equity securities and operations. Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.

At September 30, 2004, the Company had $218 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $112 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $267 million of cash and unpledged securities and Federal Home Loan Bank availability of $180 million at June 30, 2004. Potential cash available as measured by liquid assets and borrowing capacity has decreased during fiscal 2005 as the Company has increased its investment in loans and funded substantially all of that increase with borrowings. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At September 30, 2004, the holding company had cash and unpledged securities of $4 million available to meet cash needs. In addition, the holding company had a $20 million line of credit with a commercial bank. There were no funds borrowed on the line of credit as of September 30, 2004. Annual debt service on the Junior Subordinated Debentures is approximately $1.6 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. First Place Bank paid a dividend of $10 million to the holding company in June 2004 and would not be able to pay any additional dividend as of September 30, 2004 without the approval of the OTS. Future dividend payments by the Bank will be based upon future earnings or the approval of the OTS.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks with credit risk and interest rate risk being the most significant. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities, which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed rate loans within 90 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/Liability Committee.

On a quarterly basis, the Asset/Liability Committee reviews the results of an interest rate risk model that forecasts changes in net interest income and net portfolio value (NPV), based on one or more interest rate scenarios. NPV is the market value of financial assets less the market value of financial liabilities. The model combines detailed information on existing assets and liabilities with an interest rate forecast, loan prepayment speed assumptions and assumptions about how those assets and liabilities will react to changes in interest rates. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes as well as differences in how interest rates change at various points along the yield curve.

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The results of the quarterly projections of net portfolio value are within parameters established by the Board of Directors.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as an economic hedge against rising rates, as they becomes more valuable in a rising rate environment, offsetting the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended September 30, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – Not applicable.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Company Purchases of Common Stock for the Quarter Ended September 30, 2004

Period	Total Number of Shares Purchased	Average Price Per Share	Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
July 1, 2004 - July 31, 2004	—	—	—	466,400
August 1, 2004 - August 31, 2004	172,800	$17.89	172,800	293,600
Sept 1, 2004 - Sept 30, 2004	—	—	—	293,600

Total	172,800	$17.89	172,800

All of the purchases indicated above were made pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 17, 2004. This program provided for the repurchase of up to a maximum of 750,000 shares and will be in force through March 16, 2005.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders – Not applicable

Item 5. Other Information – Not applicable.

Item 6. Exhibits

Exhibit 31.1 CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 PAO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 PAO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	November 5, 2004	/s/ Steven R. Lewis	/s/ Peggy R. DeBartolo
		Steven R. Lewis	Peggy R. DeBartolo
		President and Chief Executive Officer	Principal Accounting Officer