Form 10-Q
period 2004-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2005-02-08
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

14,999,076 common shares as of January 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2004	June 30, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$52,227	$67,350
Interest-bearing deposits in other banks	—	43,901
Securities available for sale	336,735	378,248
Loans held for sale	96,738	47,465
Loans
Mortgage and construction	879,325	810,167
Commercial	604,092	478,695
Consumer	248,642	211,659

Total loans	1,732,059	1,500,521
Less allowance for loan losses	17,584	16,528

Loans, net	1,714,475	1,483,993
Federal Home Loan Bank stock	29,991	29,385
Premises and equipment, net	22,162	22,393
Goodwill	55,381	55,348
Core deposit and other intangibles	17,020	18,913
Other assets	60,573	100,084

Total assets	$2,385,302	$2,247,080

LIABILITIES
Deposits
Non-interest bearing	$238,714	$239,971
Interest bearing checking	112,822	101,726
Savings	154,850	141,244
Money market	448,705	455,946
Certificates of deposit	622,568	609,124

Total deposits	1,577,659	1,548,011
Short-term borrowings	269,754	204,613
Long-term borrowings	290,391	240,744
Other liabilities	19,663	30,602

Total liabilities	2,157,467	2,023,970

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value:
33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	188,652	188,312
Retained earnings	93,385	91,041
Unearned employee stock ownership plan shares	(5,342)	(5,639)
Unearned recognition and retention plan shares	(1,154)	(1,205)
Treasury stock, at cost, 3,125,879 shares at December 31, 2004 and 2,973,309 shares at June 30, 2004	(44,970)	(42,083)
Accumulated other comprehensive loss	(2,917)	(7,497)

Total shareholders’ equity	227,835	223,110

Total liabilities and shareholders’ equity	$2,385,302	$2,247,080

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
INTEREST INCOME
Loans, including fees	$25,715	$17,598	$49,756	$35,324
Securities
Taxable	3,173	3,146	6,564	6,127
Tax exempt	417	482	816	960

TOTAL INTEREST INCOME	29,305	21,226	57,136	42,411

INTEREST EXPENSE
Deposits	6,942	6,287	13,737	12,794
Short-term borrowings	1,426	560	2,312	1,083
Long-term borrowings	3,428	2,455	6,814	4,610

TOTAL INTEREST EXPENSE	11,796	9,302	22,863	18,487

NET INTEREST INCOME	17,509	11,924	34,273	23,924
PROVISION FOR LOAN LOSSES	1,371	687	1,678	2,173

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	16,138	11,237	32,595	21,751
NONINTEREST INCOME
Service charges	2,524	1,338	4,609	2,695
Net gains on sale of securities	—	292	304	292
Impairment of securities	(5,246)	—	(5,246)	—
Net gains on sale of loans	1,687	1,192	2,424	5,184
Loan servicing income	88	1,367	67	506
Other income - bank	507	226	1,047	489
Other income - non-bank subsidiaries	1,535	1,550	3,202	3,221

TOTAL NONINTEREST INCOME	1,095	5,965	6,407	12,387

NONINTEREST EXPENSE
Salaries and benefits	6,761	5,685	13,711	10,942
Occupancy and equipment	2,395	1,527	4,808	3,049
Professional fees	645	296	1,206	759
Loan expenses	498	120	1,037	683
Marketing	563	168	1,237	391
Franchise taxes	524	518	1,029	912
Intangible amortization	986	251	1,944	500
Other	2,538	2,356	4,766	3,896

TOTAL NONINTEREST EXPENSE	14,910	10,921	29,738	21,132

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	2,323	6,281	9,264	13,006
Provision for income tax	678	1,937	2,847	4,106
Minority interest in income of consolidated subsidiary	9	12	24	59

NET INCOME	$1,636	$4,332	$6,393	$8,841

Basic earnings per share	$0.11	$0.34	$0.44	$0.70

Diluted earnings per share	$0.11	$0.34	$0.44	$0.69

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Balance at beginning of period	$225,861	$183,909	$223,110	$182,681
Comprehensive income:
Net income	1,636	4,332	6,393	8,841
Loss on termination of interest rate swaps reclassified into income, net of tax	408	420	819	843
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	1,623	(196)	3,760	(2,024)

Total comprehensive income	3,667	4,556	10,972	7,660

Cash dividends declared	(2,007)	(1,510)	(4,049)	(3,370)
Commitment to release employee stock ownership plan shares	320	287	599	545
Commitment to release recognition and retention plan shares	10	172	80	342
Treasury shares acquired	(290)	(183)	(3,381)	(862)
Stock options exercised and related tax benefit	274	164	504	388
Stock issued as employee compensation	—	—	—	11

Balance at end of period	$227,835	$187,395	$227,835	$187,395

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net cash from (used in) operating activities	$(3,335)	$16,210

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	17,363	23,511
Proceeds from maturities, calls and principal paydowns	59,973	33,690
Purchases	(35,563)	(53,082)
Net change in interest-bearing deposits in other banks	43,901	150
Net change in loans	(246,758)	(174,417)
Proceeds from sale of loans	12,946	46,215
Premises and equipment expenditures, net	(1,422)	(1,080)
Investment in nonbank affiliates	(83)	—

Net cash from investing activities	(149,643)	(125,013)

Cash flows from financing activities:
Net change in deposits	29,648	(3,212)
Net proceeds from issuance of subordinated debt securities	—	30,629
Cash dividends paid	(4,049)	(3,370)
Proceeds and tax benefit from stock options exercised	504	388
Purchase of treasury stock	(3,381)	(862)
Net change in short-term borrowings	65,141	62,488
Proceeds from long-term borrowings	50,000	24,350
Repayment of long-term borrowings	(8)	(5,973)

Net cash from financing activities	137,855	104,438

Net change in cash and cash equivalents	(15,123)	(4,365)

Cash and cash equivalents at beginning of period	67,350	32,206

Cash and cash equivalents at end of period	$52,227	$27,841

Supplemental cash flow information:
Cash payments of interest expense	$21,875	$17,234
Cash payments of income taxes	3,780	4,040

Supplemental noncash disclosures:
Loans securitized	$72,123	$20,292
Transfer of loans to other real estate	3,304	581

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

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

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include the subsidiaries of First Place Bank, Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. TitleWorks Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust and First Place Capital Trust II have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust and First Place Capital Trust II as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income as reported	$1,636	$4,332	$6,393	$8,841
Deduct: Stock-based compensation expense determined under fair value based method	28	108	59	216

Pro forma net income	$1,608	$4,224	$6,334	$8,625

Basic earnings per share as reported	$0.11	$0.34	$0.44	$0.70
Pro forma basic earnings per share	$0.11	$0.34	$0.44	$0.69

Diluted earnings per share as reported	$0.11	$0.34	$0.44	$0.69
Pro forma diluted earnings per share	$0.11	$0.33	$0.43	$0.67

Segment Information. While the Company’s chief decision-makers monitor the revenue streams of the Company’s various products and services, the identifiable segments are not material, and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, community banking.

Reclassifications. Certain reclassifications have been made to prior periods’ condensed consolidated financial statements and related notes in order to conform to the current period presentation.

2. Earnings per Share

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands, except share data)	2004	2003	2004	2003
Basic earnings per share computation:

Net Income	$1,636	$4,332	$6,393	$8,841

Gross weighted average shares outstanding	14,981,810	13,287,503	15,023,513	13,291,742
Less: Average unearned ESOP shares	(543,926)	(603,278)	(551,371)	(610,724)
Less: Average unearned RRP shares	(87,540)	(126,596)	(88,587)	(132,970)

Net weighted average shares outstanding	14,350,344	12,557,629	14,383,555	12,548,048

Basic earnings per share	$0.11	$0.34	$0.44	$0.70

Diluted earnings per share computation:
Net Income	$1,636	$4,332	$6,393	$8,841

Weighted average shares outstanding for basic earnings per share	14,350,344	12,557,629	14,383,555	12,548,048
Add: Dilutive effects of assumed exercises of stock options	273,899	248,746	244,480	235,998
Add: Dilutive effects of unearned Recognition and Retention Plan shares	514	6,714	413	7,093

Weighted average shares and potentially dilutive shares	14,624,757	12,813,089	14,628,448	12,791,139

Diluted earnings per share	$0.11	$0.34	$0.44	$0.69

There were no stock options that were antidilutive for the three or six-month periods ended December 31, 2004 or December 31, 2003. Therefore, all stock options were considered in computing diluted earnings per share.

3. Impairment of Securities

During the Quarter ended December 31, 2004, the Company determined that certain Fannie Mae and Freddie Mac preferred stock experienced impairment that was other-than-temporary. Analysis of activity for the six months ended December 31, 2004 follows.

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2004	$23,192	$254	$(3,463)	$19,983
Change in market value	—	(102)	(1,783)	(1,885)
Recognition of impairment	(5,246)		5,246	—
December 31, 2004	$17,946	$152	$—	$18,098

4. Short-term and Long-term Borrowings

	December 31, 2004	June 30, 2004
Short-term borrowings
Federal Home Loan Bank advances	$263,054	$196,255
Securities sold under agreement to repurchase	6,700	8,358

Total	$269,754	$204,613

Long-term borrowings
Federal Home Loan Bank advances	$236,712	$187,065
Securities sold under agreement to repurchase	22,750	22,750
Junior Subordinated deferrable interest debentures held by affiliated trusts that issued guaranteed capital securities	30,929	30,929

Total	$290,391	$240,744

5. Business Combination

On May 28, 2004, the Company completed the acquisition of Franklin Bancorp, Inc., a bank holding company headquartered in Southfield, Michigan and its wholly owned subsidiary, Franklin Bank N.A. The acquisition was accounted for as a purchase and the results of operations of Franklin Bancorp, Inc. have been included in the consolidated financial statements since the acquisition date. Concurrent with the acquisition, Franklin Bank N.A. converted from a federally chartered national association to a federally chartered savings association and changed its name to Franklin Bank. Franklin Bank was subsequently merged with First Place Bank effective July 2, 2004.

6. Financial Instruments with Off-Balance-Sheet Risk

The Company regularly enters into transactions that generate off-balance-sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or facilitate the sale of assets. These transactions are recorded on the books of the Company based on their fair value. The nominal values of these types of transactions as of December 31, 2004 are shown below.

	Nominal Value	Current Value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$174,869	$50
Standby letters of credit	3,263	29

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	171,693
Commitments to originate or purchase loans	154,553
Commitments to sell loans	75,000
Unused lines of credit	40,917
Commercial letters of credit	37,654

The loans sold with recourse were sold to government sponsored enterprises beginning in 2001. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to reasonably estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Effect of New Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provided additional guidance and originally required additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. The EITF has delayed implementation of this guidance to a later date. The Company has recorded other-than-temporary impairment on certain securities as of December 31, 2004 as discussed in Note 3. The Company currently has other investments where the current market value is less than the amortized cost. As of December 31, 2004, management believed that substantially all of the impairment other than the securities discussed in Note 3 was related to the current level of interest rates and therefore, was considered to be temporary. While management does not believe that this Consensus will have any material impact on the Company’s results of operations or financial condition at this time, a final determination cannot be made until the final guidance is issued.

In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company as of July 1, 2005. Compensation cost will also be recorded for prior options to the extent that they vest after the effective date. The effect of this pronouncement on future operations will depend on the fair value of options issued after July 1, 2005 and therefore can not be determined at this time. Existing options that will vest after July 1, 2005 will result in expense of $60, $60, $59 and $8 in fiscal 2006, 2007, 2008 and 2009 respectively.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis discusses changes in the Company’s results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

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

Results of Operations

Comparison of the Three Months and Six Months Ended December 31, 2004 and 2003

General. Net income for the quarter ended December 31, 2004 totaled $1.6 million or $0.11 per diluted share compared to net income of $4.3 million, or $0.34 per diluted share for the quarter ended December 31, 2003. A charge for other-than-temporary impairment of securities of $5.2 million or $3.4 million after-tax was included in the current quarter results of operations. This impairment charge was the reason that net income, return on assets, return on equity and the efficiency ratio were all less favorable than they were for the same quarter in the prior year. This charge was to recognize impairment of Fannie Mae and Freddie Mac preferred stocks where the market value had been below the cost for more than three years and where that situation is expected to continue for an indefinite period into the future. Return on average equity for the quarter was 2.88% compared with 9.30% for the quarter ended December 31, 2003. Return on average assets for the quarter was 0.28% compared with 1.02% for the quarter ended December 31, 2003. The efficiency ratio for the current year quarter was 79.2% compared to 60.2% for the prior year quarter. Net income for the quarter reflected the positive impact of an increase in noninterest income and net interest income from the Franklin Bancorp, Inc. (Franklin) acquisition in May 2004 partially offset by increases in noninterest expense also from the Franklin acquisition.

Net income for the six months ended December 31, 2004 totaled $6.4 million compared with $8.8 million for the six months ended December 31, 2003. Return on average equity for the first half of fiscal 2005 was 5.65%, compared with 9.57% for the first half of fiscal 2004. Return on average assets for the first half of fiscal 2005 was 0.55% compared with 1.07% for the first half of fiscal 2004. The negative impact of the second quarter impairment charge and the positive impact of the Franklin acquisition also had a significant impact on the first half of fiscal 2005 compared with the first half of fiscal 2004.

Explanation of Certain Non-GAAP Measures This Form 10-Q contains certain financial information determined by methods other than with Generally Accepted Accounting Principles (GAAP). Specifically, the Company has provided financial measures that are based on core earnings rather than net income. Ratios and other financial measures with the word Core in their title were computed using core earnings rather than net income. Core earnings excludes merger, integration and restructuring expense, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that we do not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, performance trends and financial condition. While core earnings can be useful in evaluating current performance and projecting current trends into the future, Management does not believe that core earnings are a substitute for GAAP net income. We encourage investors and others to use core earnings as a supplemental tool for analysis and not as a substitute for GAAP net income. The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in core earnings. A reconciliation from GAAP net income to the non-GAAP measure of core earnings is shown below.

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands except per share data)	2004	2003	2004	2003
Reconciliation of Net Income To Core Earnings
GAAP Net income	$1,636	4,332	$6,393	8,841
Merger, integrated and restructuring costs, net of tax	—	—	—	—
Other than temporary impairment of securities, net of tax	3,410	—	3,410	—

Core earnings	$5,046	4,332	$9,803	8,841

Core earnings for the quarter ended December 31, 2004 were $5.0 million, a 16.5% increase over core earnings of $4.3 million for the same quarter in the prior year. Diluted core earnings per share were $0.35 for the quarter ended December 31, 2004 compared with $0.34 for the prior year quarter. Core earnings for the six months ended December 31, 2004 were $9.8 million, a 10.9% increase from core earnings of $8.8 million for the same period in the prior year. Diluted core earnings per share were $0.67 for the six months ended December 31, 2004 compared with $0.69 for the same period in the prior year. The increase in core earnings during the second quarter and first half of the current fiscal year compared with the same periods in the prior year were primarily due to the Franklin Bancorp, Inc acquisition in May 2004. Diluted core earnings per share for the current quarter and first half of the current fiscal year were near prior year levels as the effect of the shares issued as consideration in the Franklin acquisition substantially offset the increase in core earnings.

Net Interest Income. Net interest income for the quarter ended December 31, 2004 totaled $17.5 million, an increase of $5.6 million, or 46.8% from $11.9 million for the quarter ended December 31, 2003. The increase in net interest income resulted from an increase of $629 million or 41.5% in average interest-earning assets compared to the same quarter a year ago and was primarily due to the Franklin acquisition. Historically, Franklin Bancorp, Inc had significant balances of noninterest-bearing checking accounts. This trend has continued during the first half of fiscal 2005 for the Franklin Division of First Place Bank. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 116.3% for the current quarter compared to 107.1% for the same quarter in the prior year. The net interest margin for the current quarter was 3.30% up from 3.21% in the prior year quarter primarily due to the improvement in the ratio of average interest-earning assets to average interest-bearing liabilities. All individual categories of interest-earning assets and interest-bearing liabilities except securities increased primarily due to the

Franklin acquisition. In addition, there was significant growth in loans and short-term borrowings during the current quarter. The average yield on interest-earning assets was 5.50% for the quarter ended December 31, 2004 compared with 5.66% for the same quarter in the prior year. .The decrease was due to a decrease in the yield on loans to 5.80% from 6.15% a year earlier. That decrease was partially offset by a shift in the mix of interest earning assets to include more loans and relatively less securities. The average rate paid on interest-bearing liabilities was 2.53% for the quarter ended December 31, 2004 compared to 2.61% for the prior year quarter, a decrease of 8 basis points. This decrease was primarily due to a 27 basis point decrease in the average cost of certificates of deposit but was substantially offset by growth of $102 million in long-term borrowings.

Net interest income for the six months ended December 31, 2004 was $34.3 million, an increase of $10.3 million or 43.3% from the quarter ended December 31, 2003.. Substantially all of the increase was due to a $618 million or 41.6% increase in average interest earning assets compared to the same period in the prior year. That increase was primarily due to the Franklin acquisition. The Franklin acquisition also resulted in a significant increase in noninterest-bearing checking accounts, which was the primary factor in the increase in average interest-earning assets as a percent of average interest-bearing liabilities to 115.86% for the six months ended December 31, 2004 compared with 107.27% for the same period in the prior year. Net interest margin was 3.30% for the current year six-month period, an increase of only 1 basis point from 3.29% for the same period in the prior year. The positive effect of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities was substantially offset by the decrease in the interest rate spread of 14 basis points to 2.98% from 3.12%. The average yield on interest-earning assets for the six months ended December 31, 2004 was 5.48%, down 30 basis points from 5.78% for the same period in the prior year. The decrease was due to a 51 basis point decrease in the yield on loans to 5.82% from 6.33% for the same period in the prior year. The average cost of interest-bearing liabilities for the six months ended December 31, 2004 was 2.50%, down 16 basis points from 2.66% for the same period in the prior year.

The following schedule details the various components of net interest income for the quarters and semiannual periods indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields (Dollars in thousands)

	Quarter ended December 31, 2004			Quarter ended December 31, 2003
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$1,774,323	$25,748	5.80%	$1,146,872	17,631	6.15%
Securities and interest-bearing deposits	342,684	3,477	4.03%	347,730	3,618	4.38%
Federal Home Loan Bank stock	29,732	305	4.07%	22,752	229	4.00%

Total interest-earning assets	2,146,739	29,530	5.50%	1,517,354	21,478	5.66%
Noninterest-earning assets
Cash and due from banks	62,911			29,470
Allowance for loan losses	(17,367)			(10,884)
Other assets	157,972			151,326

Total assets	$2,350,255			$1,687,266

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$110,666	97	0.34%	$73,146	54	0.29%
Savings and money market accounts	614,978	1,947	1.26%	436,302	1,323	1.21%
Certificates of deposit	594,185	4,898	3.27%	551,166	4,910	3.54%

Total deposits	1,319,829	6,942	2.09%	1,060,614	6,287	2.36%
Borrowings
Short-term	284,401	1,426	1.99%	216,672	559	1.03%
Long-term	242,107	3,428	5.62%	139,848	2,456	6.98%

Total interest-bearing liabilities	1,846,337	11,796	2.53%	1,417,134	9,302	2.61%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	249,994			41,968
Other liabilities	28,646			42,800

Total liabilities	2,124,977			1,501,902
Shareholders’ equity	225,278			185,364

Total liabilities and shareholders equity	$2,350,255			$1,687,266

Fully tax-equivalent net interest income		17,734			12,176
Interest rate spread			2.97%			3.05%
Net interest margin			3.30%			3.21%
Average interest-earning assets to average interest-bearing liabilities			116.27%			107.07%
Tax-equivalent adjustment		225			252

Net interest income		$17,509			$11,924

Average Balances, Interest Rates and Yields (Dollars in thousands)

	Six months ended December 31, 2004			Six months ended December 31, 2003
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$1,712,608	$49,821	5.82%	$1,118,723	35,391	6.33%
Securities and interest-bearing deposits	360,818	7,136	3.92%	311,996	7,066	4.78%
Federal Home Loan Bank stock	29,609	622	4.17%	22,642	456	4.01%

Total interest-earning assets	2,103,035	57,579	5.48%	1,485,358	42,913	5.78%
Noninterest-earning assets
Cash and due from banks	72,995			31,292
Allowance for loan losses	(16,981)			(10,605)
Other assets	160,803			141,861

Total assets	$2,319,852			$1,647,906

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$148,001	366	0.49%	$73,693	102	0.28%
Savings and money market accounts	568,820	3,556	1.24%	436,596	2,712	1.24%
Certificates of deposit	593,492	9,814	3.28%	553,634	9,980	3.59%

Total deposits	1,310,313	13,736	2.08%	1,063,924	12,794	2.39%
Borrowings
Short-term	263,530	2,312	1.74%	195,948	1,083	1.10%
Long-term	241,380	6,815	5.60%	124,807	4,610	7.35%

Total interest-bearing liabilities	1,815,223	22,863	2.50%	1,384,679	18,487	2.66%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	246,517			41,327
Other liabilities	33,593			38,181

Total liabilities	2,095,333			1,464,186
Shareholders’ equity	224,519			183,720

Total liabilities and shareholders equity	$2,319,852			$1,647,906

Fully tax-equivalent net interest income		34,716			24,426
Interest rate spread			2.98%			3.12%
Net interest margin			3.30%			3.29%
Average interest-earning assets to average interest-bearing liabilities			115.86%			107.27%
Tax-equivalent adjustment		443			502

Net interest income		$34,273			$23,924

Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarter ended December 31, 2004 compared with $0.7 million for the quarter ended December 31, 2003. The increase in the provision was consistent with the increase in loans and the increase in charge-offs. Total loans at December 31, 2004 were $1.732 billion, an increase of $700 million from total loans of $1.032 billion at December 31, 2003. Net charge-offs for the quarter ended December 31, 2004 were $843 thousand compared with $410 thousand for the prior year quarter. The increase in net charge-offs was primarily due to the increase in the size of the loan portfolio as a result of the Franklin acquisition. The provision for loan losses for the six months ended December 31, 2004 was $1.7 million compared with $2.2 million for the six months ended December 31, 2003. Net charge-offs for the six months ended December 31, 2004 were $621 thousand compared with $974 thousand for the comparable period in the prior year. Nonperforming loans were $11.6 million at December 31, 2004 a decrease of $2.5 million from a year earlier. This decrease in nonperforming loans combined with a significant increase in loans resulted in a reduction of the ratio of nonperforming loans to total loans to 0.67% at December 31, 2004 compared to 1.37% a year earlier.

Noninterest Income. Noninterest income totaled $1.1 million for the quarter ended December 31, 2004, a decrease of $4.9 million or 88.6% from $6.0 million in the prior year quarter. The decrease was due to recording a charge of $5.2 million for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock. Noninterest income for the six months ended December 31, 2004 was $6.4 million a decrease of $6.0 million or 48.3% from $12.4 million for the same period in the prior year. This decrease was also primarily due to the $5.2 million charge for impairment of securities.

When the market value of a security remains significantly below amortized cost (impairment) for an extended period of time, generally accepted accounting principles require a company to make a determination whether that impairment is temporary, other-than-temporary or permanent. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary or permanent, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

The Freddie Mac and Fannie Mae preferred stocks owned by the Company have been impaired for approximately three years. In order to determine the nature of that impairment the following factors were considered:

•	The likelihood that changes in interest rates would result in a recovery of impairment;

•	The Company’s expectation for the direction and the magnitude of changes in interest rates;

•	The level of confidence associated with the Company’s expectation of future interest rates;

•	Current ratings of Fannie Mae and Freddie Mac securities outstanding;

•	Alternative competing investments current available in the market;

•	Public knowledge about current operations at Freddie Mac and Fannie Mae;

•	The political climate in which these agencies operate; and

•	The length of time these securities have already been impaired.

Our investigation of these issues revealed the following information about relevant events since September 30, 2004:

•	In December 2004 the Securities and Exchange Commission recommended that Fannie Mae restate their financial statements to comply with Statements of Financial Accounting Standards Nos. 91 and 133;

•	In December 2004 the Office of Federal Housing Enterprise Oversight indicated that Fannie Mae was significantly undercapitalized as of September 30, 2004 as a result of accounting mistakes;

•	Fannie Mae has accepted the retirement of its CEO, the resignation of its CFO and has changed auditors all since December 1, 2004;

•	Between September 30, 2004 and December 31, 2004, the impaired securities declined $1.1 million value in market value which represented a 6.6% decline in value even though the rates the securities are indexed to went up; and

•	In December 2004 Senators Sununu, Hagel and Dole called for changes in the regulatory oversight of Fannie Mae and Freddie Mac based on Fannie Mae’s recent problems with their financial statements and based on Freddie Mac’s financial reporting problems in 2003.

Based on this and other information the Company chose to take a conservative position in projecting the timing of recovery of impairment. Therefore, the Company recorded a pre-tax charge of $5.2 million to record a write-down to recognize other-than-temporary impairment on all Freddie Mac and Fannie Mae preferred stocks in the Company’s securities portfolio that were impaired. These stocks had a cost basis of $20.8 million and have been written down to their market value at December 31, 2004 of $15.6 million. This write down did not have any effect on total capital or the net asset value of the securities as they had already been recorded at market value as available for sale securities.

Gain on sale of loans was $1.7 million from the sale of $211 million of loans for the current fiscal quarter compared to $1.2 million on sales of $235 million for the prior year fiscal quarter. The increase in gains was primarily due to higher margins on the sale of loans as interest rates during the current quarter were less volatile than in the same quarter in the prior year. Total mortgage loan originations for the second quarter of fiscal 2004 were $334 million compared to $339 million in the prior year quarter. The Company was able to maintain a high level of originations due to continual efforts to focus on and develop business from purchases rather than refinances, the start-up of a wholesale lending program in the first quarter of fiscal 2004 and the contribution of mortgage production from the Franklin Bank Division of First Place Bank which was acquired in May 2004.

Gain on sale of loans was $2.4 million for the six months ended December 31, 2004 compared with $5.2 million for the six months ended December 31, 2003. Gains were significantly higher in the prior year as interest rates reached 40-year lows in June 2003, which resulted in an unusually high level of loan closings, loan sales and gains on sales of loans in the first quarter of fiscal 2004.

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

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$49	$(203)	$210	$(1,464)
Change in impairment of MSRs	39	1,570	(143)	1,970

Total loan servicing income (loss)	$88	$1,367	$67	$506

The decrease in total loan servicing income in the current quarter compared to the prior year quarter was primarily due to the large recovery of impairment charges of $1.6 million in the prior year. This was partially offset by a lower level of amortization of servicing rights due to a lower level of payoffs in the current quarter compared with the prior year quarter. The decrease in total loan servicing income for the six months ended December 31, 2004 compared with the same period in the prior year was also due to the large recovery of impairment charges in the prior year. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. Market interest rates are an external factor that have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield.

Service charges increased $1.2 million or 88.6% to $2.5 million for the quarter ended December 31, 2004 compared with the same period in the prior year. This increase was due to growth in deposit account fees related to the growth in the numbers and balances of deposit accounts from the Franklin acquisition and to a lesser extent from fees recognized on letters of credit issued during the quarter. Similarly, service charges increased $1.9 million or 71.0% to $4.6 million for the six months ended December 31, 2004 compared with the same period in the prior year, also due to the impact of Franklin and letter of credit fees recognized. In addition to increasing the level of total deposits, more than half of the deposits acquired in the Franklin acquisition were checking accounts, and checking accounts generate the majority of fees and service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased $4.0 million or 36.5% to $14.9 million for the three months ended December 31, 2004 compared with the same quarter in the prior year. Noninterest expense increased $8.6 million or 40.7% for the six months ended December 31, 2004 compared with the same period in the prior year. The increases in both periods were primarily due to the Franklin acquisition. Annualized noninterest expense as a percent of average assets was 2.52% for the quarter ended December 31, 2004 compared to 2.57% for the prior year quarter. Annualized noninterest expense as a percent of average assets was 2.54% for the first half of fiscal 2005 compared with 2.55% for the first half of fiscal 2004. The acquisition increased the number of retail sales offices from 23 to 28, the number of loan production offices from 12 to 15 and the number of employees by approximately 25%. Occupancy expense increased $0.9 million or 56.8% to $2.4 million for the current quarter compared to the prior year quarter and increased $1.8 million or 57.7% to $4.8 million for the first half of fiscal 2005 compared with the first half of fiscal 2004. This increase occurred because all of the locations from the Franklin acquisition except one are leased. In contrast to that, First Place Bank operates a number of retail sales offices that are owned and that were purchased or built a number of years ago, resulting in low levels of depreciation. Professional fees increased $0.3 million or 117.9% to $0.6 million in the current quarter compared to the prior year and increased $0.4 million or 58.9% to $1.2 million for the first half of fiscal 2005 compared to the first half of fiscal 2004. The increases were due to increased legal costs caused by the impact of the Franklin acquisition on the volume of legal activity, the outsourcing of the internal audit function as of July 1, 2004 and the outsourcing of a portion of the Sarbanes-Oxley section 404 work during fiscal 2005. Loan expense increased $0.4 million or 315.0% to $0.5 million for the current quarter compared to the prior year quarter and increased $0.3 million or 51.8% to $1.0 million for the first half of fiscal 2005 compared to fiscal 2004. These increases reflected an increase in the volume of loan originations and servicing activities for consumer and commercial loans. Marketing expense was $0.6 million for the quarter ended December 31, 2004 an increase of $0.4 million or 235.1% over the prior year quarter and was $1.2 million for the first half of fiscal 2005, an increase of $0.8 million or 216.4% over the first half of 2004. These increases were the result of a strategic effort to increase brand awareness in Ohio, to market specific products to the customers of a competitor in Ohio that recently merged with a larger institution, and to market new products to consumers in Michigan. Amortization of intangible assets was $1.0 million for the quarter ended December 31, 2004 an increase of $0.7 or 292.8% over the corresponding period in the prior year and was $1.9 million for the first half of fiscal 2005, an increase of $1.4 million of 288.8% over the same period in the prior year. This increase was entirely due to the amortization of the core deposit intangible and other intangible assets related to the Franklin acquisition.

Income Taxes. Income tax expense was $0.7 and $2.8 million for the three and six months ended December 31, 2004 compared with $1.9 million and $4.1 million for the comparable periods in the prior year. The effective tax rate was 29.2% and 30.7% for the three and six months ended December 31, 2004 compared with 30.8% and 31.6% for the same periods in the prior year. The effective tax rate for the second quarter of fiscal 2005 was substantially less than the other periods because pretax income was significantly less during that quarter and nontaxable interest income on loans and securities had a larger impact on the reduced pretax income.

Financial Condition

General. Assets totaled $2.385 billion at December 31, 2004, an increase of $138 million, or 6.2% from June 30, 2004. Capital ratios remain strong, with the ratio of equity to total assets at December 31, 2004 of 9.55% down from 9.93% at June 30, 2004.

Interest-bearing deposits. The balance of interest-bearing deposits in other banks of $44 million at June 30, 2004 was primarily on the books of Franklin Bank and was used to reduce short-term borrowings after the banks were merged in July 2004.

Securities. Securities available for sale decreased $49 million or 10.4% during the first half of fiscal 2005 and totaled $337 million at December 31, 2004. The decrease was due to the amortization of mortgage-backed securities and to the sale of $17 million of corporate debt securities. These securities were sold to fund increases in the loan portfolio, which results in higher yields and lower capital requirements. In addition, these securities were likely to decline in value if interest rates were to rise significantly.

Loans Held for Sale. Loans held for sale totaled $97 million at December 31, 2004 compared to $47 million at June 30, 2004, an increase of $50 million or 104%. This fluctuation is not unusual as there is a high level of activity in loans held for sale and the timing of sales near the end of the quarter often determine the level of the asset at quarter-end.

Loans. The loan portfolio totaled $1.732 billion at December 31, 2004, an increase of $231 million, or 15.4% from $1.501 billion at June 30, 2004. Consumer loans grew $37 million or 17.5%. Commercial loans grew $125 million or 26.2%. Mortgage and construction loans grew $69 million or 7.9%. While the level of mortgage loan originations remained at a historically high level, the majority of the loans closed were fixed rate mortgages, which are originated to sell.

Nonperforming Assets. Nonperforming assets at December 31, 2004 were $14.6 million, a decrease of 0.4% or $59 thousand compared with June 30, 2004. Nonperforming assets as a percent of total assets declined to 0.61% at December 31, 2004, from 0.65% at June 30, 2004. Nonperforming loans were $11.6 million at December 31, 2004 and June 30, 2004. The ratio of nonperforming loans to total loans improved to 0.67% at December 31, 2004 compared with 0.78% at June 30, 2004. The ratio of the allowance for loan losses to nonperforming loans improved to 151% at December 31, 2004 from 142% at June 30, 2004.

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

The allowance for loan losses increased to $17.6 million at December 31, 2004 compared to $16.5 million at June 30, 2004 and $10.8 million at December 31, 2003. The ratio of the allowance for loan losses to portfolio loans was 1.02% at December 31, 2004 compared to 1.10% at June 30, 2004 and 1.05% at December 31, 2003. Delinquent loans were $18.7 million at December 31, 2004 or 1.08% of total loans compared with 1.17% at June 30, 2004 and 1.84% at December 31, 2003. The decrease in the allowance as a percentage of portfolio loans at December 31, 2004 compared with June 30, 2004 and December 31, 2003 is consistent with the decrease in delinquencies and nonperforming loans as a percent of total loans as of those same dates.

Deposits. Deposits increased $30 million, or 1.9%, during the first half of fiscal 2005 and totaled $1.577 billion at December 31, 2004 compared to $1.548 billion at June 30, 2004. The majority of the increase was due to the addition of $20 million of brokered certificates of deposits during the current quarter. Historically, the Company does not use brokered deposits extensively and at December 31, 2004, less than 2% of deposits were brokered deposits. The Company may increase its use of brokered deposits in the future if loan demand remains strong and if the rates are attractive compared to rates in the Company’s local deposit markets.

Borrowings. Long-term borrowings increased $49.6 million during the second quarter of fiscal 2005 due to a new five-year $50 million borrowing from the Federal Home Loan Bank. The Company borrowed these funds to fix the rate on a portion of borrowings in anticipation of future increases in long-term interest rates. Short-term borrowings increased $65 million due to increases in daily borrowings from the Federal Home Loan Bank. These increases funded the portion of the increase in assets that was not funded by increases in deposits during the first half of fiscal 2005. The rate on these daily borrowings generally approximates the Federal Funds rate and was approximately 2.25% near the end of the first half of fiscal 2005, up 100 basis points from the beginning of the fiscal year due to the four 25 basis point rate increases in the discount rate by the Federal Reserve Board.

Capital Resources. Total shareholders’ equity increased $4.7 million, or 2.1% during the six months ended December 31, 2004 and totaled $228 million. The overall increase in shareholders’ equity was due to current period earnings, a decrease in the unrealized loss on securities available for sale and a decrease in the unrealized loss on termination of interest rate swaps partially offset by cash dividends paid and treasury stock purchased. During the first half of the fiscal year, the Company repurchased 187,400 shares of common stock at an average price of $18.04 per share. During March 2004, the Board of Directors authorized the purchase of up to 750,000 shares of treasury stock over the following 12 months. Under that authorization an additional 279,000 shares can be purchased between January 1, 2005 and March 16, 2005. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at December 31, 2004 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	10.79%	10.00%
Tier 1 (core) capital to risk-weighted assets	9.77%	6.00%
Tier 1 (core) capital to adjusted total assets	7.21%	5.00%

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

Mortgage Servicing Rights. When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the expected life of the net revenue to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independently of each other.

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

At December 31, 2004, the Company had $235 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $80 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $267 million of cash and unpledged securities and Federal Home Loan Bank availability of $180 million at June 30, 2004. Potential cash available as measured by liquid assets and borrowing capacity has decreased during fiscal 2005 as the Company has increased its investment in loans and funded the majority of that increase with borrowings. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At December 31, 2004, the holding company had cash and unpledged securities of $10 million available to meet cash needs. In addition, the holding company had a $20 million line of credit with a commercial bank. There were no funds borrowed on the line of credit as of December 31, 2004. Annual debt service on the Junior Subordinated Debentures is approximately $2 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. The OTS approved the payment of a $10 million dividend from the Bank to the holding company in January 2005. Future dividend payments by the Bank will be based upon future earnings or the approval of the OTS.

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

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The table below indicates a comparison of the projected NPV for various changes in interest rates as of the end of the most recent quarter compared with the end of the previous fiscal year. The projections are based on an instantaneous change in interest rates and the assumption that short-term and long-term interest rates change by the same magnitude and in the same direction

Basis point change in rates	NPV Ratio December 31, 2004	NPV Ratio June 30, 2004
Up 200	7.43%	9.93%
Up 100	8.95%	10.01%
No Change	10.08%	9.83%
Down 100	10.70%	9.82%

The NPV projections indicate that the Company has increased its exposure to rising interest rate during the first half of fiscal 2005. This resulted from funding loan growth with a combination of growth in deposits, short-term borrowings and long-term borrowings where the duration of the new liabilities was less than the duration of the assets added.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as an economic hedge against rising rates, as they becomes more valuable in a rising rate environment, often offsetting part or all of the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended December 31, 2004, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank are involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock for the Quarter Ended December 31, 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
October 1, 2004 - October 31, 2004	—	—	—	293,600
November 1, 2004 - November 30, 2004	14,600	$19.87	14,600	279,000
December 1, 2004 - December 31, 2004	—	—	—	279,000

Total	14,600	$19.87	14,600

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

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on October 28, 2004. The voting results on each issue submitted to the shareholders at that meeting are indicated below.

Election of Directors for a three-year term

	For	Withheld
A, Gary Bitonte, M. D.	11,167,735	1,331,292
Earl T. Kissell	10,498,642	2,000,385
E. Jeffrey Rossi	11,283,576	1,215,451
William A. Russell	11,371,098	1,127,929
Robert L. Wagmiller	11,226,950	1,272,077

	For	Against	Abstain
Approval of the First Place Financial Corp. 2004 Incentive Plan	6,060,052	3,243,965	148,929
Ratification of Crowe Chizek and Company LLC as independent auditors for fiscal 2005	12,224,053	167,644	107,330

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

FIRST PLACE FINANCIAL CORP.

Date: February 8, 2005	/s/ Steven R. Lewis	/s/ Peggy R. DeBartolo
	Steven R. Lewis	Peggy R. DeBartolo
	President and Chief Executive Officer	Principal Accounting Officer