Form 10-Q
period 2005-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2005-05-06
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

14,983,718 common shares as of April 30, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2005	June 30, 2004
	(Unaudited)
ASSETS
Cash and due from banks	$44,269	$67,350
Interest-bearing deposits in other banks	—	43,901
Securities available for sale	322,054	378,248
Loans held for sale	205,385	47,465
Loans
Mortgage and construction	823,592	810,167
Commercial	645,165	478,695
Consumer	267,911	211,659

Total loans	1,736,668	1,500,521
Less allowance for loan losses	17,888	16,528

Loans, net	1,718,780	1,483,993
Federal Home Loan Bank stock	30,292	29,385
Premises and equipment, net	21,701	22,393
Goodwill	55,617	55,348
Core deposit and other intangibles	16,246	18,913
Other assets	65,523	100,084

Total assets	$2,479,867	$2,247,080

LIABILITIES
Deposits
Non-interest bearing	$229,267	$239,971
Interest bearing checking	114,335	101,726
Savings	183,978	141,244
Money market	437,282	455,946
Certificates of deposit	693,072	609,124

Total deposits	1,657,934	1,548,011
Short-term borrowings	311,147	204,613
Long-term borrowings	260,890	240,744
Other liabilities	18,793	30,602

Total liabilities	2,248,764	2,023,970

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value:
33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	188,812	188,312
Retained earnings	97,949	91,041
Unearned employee stock ownership plan shares	(5,194)	(5,639)
Unearned recognition and retention plan shares	(1,145)	(1,205)
Treasury stock, at cost, 3,117,641 shares at March 31, 2005 and 2,973,309 shares at June 30, 2004	(44,884)	(42,083)
Accumulated other comprehensive loss	(4,616)	(7,497)

Total shareholders’ equity	231,103	223,110

Total liabilities and shareholders’ equity	$2,479,867	$2,247,080

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$27,662	$17,332	$77,418	$52,656
Securities
Taxable	3,166	2,978	9,730	9,105
Tax exempt	405	459	1,221	1,419

TOTAL INTEREST INCOME	31,233	20,769	88,369	63,180

INTEREST EXPENSE
Deposits	7,542	6,195	21,279	18,989
Short-term borrowings	1,630	336	3,942	1,419
Long-term borrowings	3,461	2,821	10,275	7,431

TOTAL INTEREST EXPENSE	12,633	9,352	35,496	27,839

NET INTEREST INCOME	18,600	11,417	52,873	35,341
PROVISION FOR LOAN LOSSES	906	200	2,584	2,373

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,694	11,217	50,289	32,968

NONINTEREST INCOME
Service charges	2,233	1,391	6,842	4,086
Net gains (losses) on sale of securities	(136)	188	168	480
Impairment of securities	—	—	(5,246)	—
Net gains on sale of loans	1,934	1,784	4,358	6,968
Loan servicing income (loss)	107	(692)	174	(186)
Other income – bank	1,505	232	2,552	721
Other income - non-bank subsidiaries	1,757	1,512	4,959	4,733

TOTAL NONINTEREST INCOME	7,400	4,415	13,807	16,802

NONINTEREST EXPENSE
Salaries and benefits	7,996	5,369	21,707	16,311
Occupancy and equipment	2,457	1,613	7,265	4,662
Professional fees	723	464	1,929	1,223
Loan expenses	559	277	1,596	960
Marketing	524	273	1,761	664
Franchise taxes	78	434	1,107	1,346
Intangible amortization	972	255	2,916	755
Other	2,437	1,541	7,203	5,437

TOTAL NONINTEREST EXPENSE	15,746	10,226	45,484	31,358

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	9,348	5,406	18,612	18,412
Provision for income tax	2,755	1,609	5,602	5,715
Minority interest in income of consolidated subsidiary	3	12	27	71

NET INCOME	$6,590	$3,785	$12,983	$12,626

Basic earnings per share	$0.46	$0.30	$0.90	$1.01

Diluted earnings per share	$0.45	$0.30	$0.89	$0.99

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Balance at beginning of period	$227,835	$187,395	$223,110	$182,681
Comprehensive income:
Net income	6,590	3,785	12,983	12,626
Loss on termination of interest rate swaps reclassified into income, net of tax	353	418	1,172	1,261
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(2,052)	1,006	1,708	(1,018)

Total comprehensive income	4,891	5,209	15,863	12,869
Cash dividends declared	(2,026)	(1,859)	(6,075)	(5,228)
Commitment to release employee stock ownership plan shares	292	278	891	822
Commitment to release recognition and retention plan shares	10	170	90	512
Treasury shares acquired	(128)	(981)	(3,509)	(1,843)
Stock options exercised and related tax benefit	229	187	733	575
Stock issued as employee compensation	—	—	—	11

Balance at end of period	$231,103	$190,399	$231,103	$190,399

Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended March 31,
	2005	2004
Cash flows from operating activities:
Net cash from operating activities	$(11,152)	$16,891

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	33,564	25,535
Proceeds from maturities, calls and principal paydowns	87,058	41,683
Purchases	(67,418)	(53,677)
Net change in interest-bearing deposits in other banks	43,901	1,150
Net change in loans	(347,906)	(162,808)
Proceeds from sale of loans	12,946	50,799
Premises and equipment expenditures, net	(1,776)	(2,120)
Investment in nonbank affiliates	(517)	(512)

Net cash from investing activities	(240,148)	(99,950)

Cash flows from financing activities:
Net change in deposits	109,923	8,650
Net proceeds from issuance of subordinated debt securities	—	30,629
Cash dividends paid	(6,075)	(5,228)
Proceeds and tax benefit from stock options exercised	733	575
Purchase of treasury stock	(3,509)	(1,843)
Net change in short-term borrowings	106,534	36,644
Proceeds from long-term borrowings	50,000	18,600
Repayment of long-term borrowings	(29,387)	(5,976)

Net cash from financing activities	228,219	82,051

Net change in cash and cash equivalents	(23,081)	(1,008)

Cash and cash equivalents at beginning of period	67,350	32,206

Cash and cash equivalents at end of period	$44,269	$31,198

Supplemental cash flow information:
Cash payments of interest expense	$32,992	$24,850
Cash payments of income taxes	3,780	4,668

Supplemental noncash disclosures:
Loans securitized	$91,099	$55,008
Transfer of loans to other real estate	3,727	1,063
Transfer of loans from portfolio to held for sale	97,486	—

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

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include the subsidiaries of First Place Bank, Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. TitleWorks Agency, LLC is a 75% owned subsidiary of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust and First Place Capital Trust II have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust and First Place Capital Trust II as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation.

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

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$6,590	$3,785	$12,983	$12,626
Deduct: Stock-based compensation expense determined under fair value based method	29	108	88	311

Pro forma net income	$6,561	$3,677	$12,895	$12,315

Basic earnings per share as reported	$0.46	$0.30	$0.90	$1.01
Pro forma basic earnings per share	$0.46	$0.29	$0.90	$0.98

Diluted earnings per share as reported	$0.45	$0.30	$0.89	$0.99
Pro forma diluted earnings per share	$0.45	$0.29	$0.88	$0.96

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

2. Earnings per Share

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except share data)	2005	2004	2005	2004
Basic earnings per share computation:
Net Income	$6,590	$3,785	$12,983	$12,626

Gross weighted average shares outstanding	14,998,449	13,263,380	15,015,280	13,282,357
Less: Average unearned ESOP shares	(529,084)	(588,438)	(544,050)	(603,349)
Less: Average unearned RRP shares	(86,915)	(113,891)	(88,038)	(126,657)

Net weighted average shares outstanding	14,382,450	12,561,051	14,383,192	12,552,351

Basic earnings per share	$0.46	$0.30	$0.90	$1.01

Diluted earnings per share computation:
Net Income	$6,590	$3,785	$12,983	$12,626

Weighted average shares outstanding for basic earnings per share	14,382,450	12,561,051	14,383,192	12,552,351
Add: Dilutive effects of assumed exercises of stock options	245,775	245,790	244,896	239,264
Add: Dilutive effects of unearned Recognition and Retention Plan shares	371	4,457	389	6,215

Weighted average shares and potentially dilutive shares	14,628,596	12,811,298	14,628,477	12,797,830

Diluted earnings per share	$0.45	$0.30	$0.89	$0.99

There were no stock options that were antidilutive for the three and nine-month periods ended March 31, 2005. Therefore, all stock options were considered in computing diluted earnings per share. There were 90,000 stock options issued in December 2003 at an option price of $19.30 that were not included in the calculation of diluted earnings per share for the three and nine-month periods ended March 31, 2004, as they were antidilutive.

3. Impairment of Securities

During the quarter ended December 31, 2004, the Company determined that certain Fannie Mae and Freddie Mac preferred stock experienced impairment that was other-than-temporary. Analysis of activity for the nine months ended March 31, 2005 follows.

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2004	$23,192	$254	$(3,463)	$19,983
Change in market value	—	(102)	(1,783)	(1,885)
Recognition of impairment	(5,246)	—	5,246	—

December 31, 2004	17,946	152	—	18,098
Change in market value	—	161	(69)	92

March 31, 2005	$17,946	$313	$(69)	$18,190

4. Short-term and Long-term Borrowings

	March 31, 2005	June 30, 2004
Short-term borrowings
Federal Home Loan Bank advances	$299,790	$196,255
Securities sold under agreement to repurchase	11,357	8,358

Total	$311,147	$204,613

Long-term borrowings
Federal Home Loan Bank advances	$207,211	$187,065
Securities sold under agreement to repurchase	22,750	22,750
Junior Subordinated deferrable interest debentures held by affiliated trusts that issued guaranteed capital securities	30,929	30,929

Total	$260,890	$240,744

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

6. Financial Instruments with Off-Balance-Sheet Risk

The Company regularly enters into transactions that generate off-balance-sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these types of transactions as of March 31, 2005 are shown below. Current values are also indicated for Guarantee Obligations.

	Nominal Value	Current Value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$160,622	$65
Standby letters of credit	6,978	—
OTHER OBLIGATIONS
Commitments to disburse construction loan funds	173,251
Commitments to originate or purchase loans	157,211
Commitments to sell loans	136,000
Unused lines of credit	40,917
Commercial letters of credit	38,328

The loans sold with recourse were sold to government-sponsored enterprises beginning in 2001. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to reasonably estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Effect of New Accounting Standards

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provided additional guidance and originally required additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. The EITF has delayed implementation of this guidance to a later date. The Company has recorded other-than-temporary impairment on certain securities as of December 31, 2004 as discussed in Note 3. The Company currently has other investments where the current market value is less than the amortized cost. As of March 31, 2005, management believed that substantially all of the impairment, other than the securities discussed in Note 3, was related to the current level of interest rates and therefore, was considered to be temporary. While management does not believe that this Consensus will have any material impact on the Company’s results of operations or financial condition at this time, a final determination cannot be made until the final guidance is issued.

In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company as of July 1, 2005. Compensation cost will also be recorded for previously awarded options to the extent that they vest after the effective date. The effect of this pronouncement on future operations will depend on the fair value of options issued after March 31, 2005 and therefore, cannot be determined at this time. Existing options that will vest after July 1, 2005 will result in expense of $54, $54, $54 and $2 in fiscal 2006, 2007, 2008 and 2009 respectively,

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following analysis discusses changes in the Company’s results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations

Comparison of the Three Months and Nine Months Ended March 31, 2005 and 2004

General. Net income for the quarter ended March 31, 2005 totaled $6.6 million or $0.45 per diluted share compared with income of $3.8 million, or $0.30 per diluted share for the quarter ended March 31, 2004. Current quarter results of operations included other income of $1.0 million, which represented the tax-free proceeds of a life insurance policy on a former Company executive. This income was equivalent to $0.07 per diluted share. Return on average equity for the quarter was 11.64% compared with 8.08% for the quarter ended March 31, 2004. Return on average assets for the quarter was 1.11% compared with 0.93% for the quarter ended March 31, 2004. The efficiency ratio for the current year quarter was 60.1% compared to 63.6% for the prior year quarter. Net income for the quarter reflected the positive impact of an increase in noninterest income and net interest income from the Franklin Bancorp, Inc. (Franklin) acquisition in May 2004, partially offset by increases in noninterest expense, which were also due to the Franklin acquisition.

Net income for the nine months ended March 31, 2005 totaled $13.0 million compared with $12.6 million for the nine months ended March 31, 2004. Return on average equity for the first nine months of fiscal 2005 was 7.65%, compared with 9.07% for the first nine months of fiscal 2004. Return on average assets for the first nine months of fiscal 2005 was 0.74% compared with 1.02% for the first nine months of fiscal 2004. The primary reason returns on average assets and average equity were lower in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was the impact of a $3.4 million after tax charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock recorded during the second quarter of fiscal 2005. The first nine months of fiscal 2005 was positively impacted by the $1.0 million insurance proceeds and the impact of the Franklin Bancorp Inc. acquisition in May 2004.

Explanation of Certain Non-GAAP Measures This Form 10-Q contains certain financial information determined by methods other than with Generally Accepted Accounting Principles (GAAP). Specifically, the Company has provided financial measures that are based on Core earnings rather than net income. Ratios and other financial measures with the word Core in their title were computed using Core earnings rather than net income. Core earnings excludes merger, integration and restructuring expense, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that we do not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, future performance trends and financial condition. While Core earnings can be useful in evaluating current performance and projecting current trends into the future, Management does not believe that core earnings are a substitute for GAAP net income. We encourage investors and others to use Core earnings as a supplemental tool for analysis and not as a substitute for GAAP net income. The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in Core earnings. A reconciliation from GAAP net income to the non-GAAP measure of Core earnings is shown below.

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands)	2005	2004	2005	2004
Reconciliation of Net income to Core earnings
GAAP Net income	$6,590	3,785	$12,983	12,626
Other than temporary impairment of securities, net of tax	—	—	3,410	—
Tax-free proceeds from executive life insurance policy	(1,005)	—	(1,005)	—

Core earnings	$5,585	3,785	$15,388	12,626

Core earnings for the quarter ended March 31, 2005 were $5.6 million, a 47.6% increase over Core earnings of $3.8 million for the same quarter in the prior year. Diluted core earnings per share were $0.38 for the quarter ended March 31, 2005 compared with $0.30 for the prior year quarter. Core earnings for the nine months ended March 31, 2005 were $15.4 million, a 21.9% increase from core earnings of $12.6 million for the same period in the prior year. Diluted Core earnings per share were $1.05 for the nine months ended March 31, 2005 compared with $0.99 for the same period in the prior year. The increase in Core earnings during the third quarter and first nine months of the current fiscal year compared with the same periods in the prior year were primarily due to the Franklin Bancorp, Inc. acquisition in May 2004 and asset growth during fiscal 2005. The increases in diluted Core earnings per share for the current quarter and first nine months of the current fiscal year were smaller than the increases in net income due to the shares issued as consideration in the Franklin acquisition, which increased the average diluted shares outstanding.

Net Interest Income. Net interest income for the quarter ended March 31, 2005 totaled $18.6 million, an increase of $7.2 million, or 62.9% from $11.4 million for the quarter ended March 31, 2004. The increase in net interest income resulted from an increase of $749 million or 50.5% in average interest-earning assets compared to the same quarter a year ago and was primarily due to the Franklin acquisition. Historically, Franklin Bancorp, Inc. had significant balances of noninterest-bearing checking accounts. This trend has continued during fiscal 2005 for the Franklin Division of First Place Bank. As a result, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 115.8% for the current quarter compared to 108.2% for the same quarter in the prior year. The net interest margin for the current quarter was 3.37% up from 3.14% in the prior year quarter primarily due to the improvement in the ratio of average interest-earning assets to average interest-bearing liabilities and to a lesser extent due to a decline in the cost of certificates of deposit as certificates have repriced downward over the past year. All individual categories of interest-earning assets and interest-bearing liabilities except securities increased primarily due to the Franklin acquisition. In addition, there was significant growth in loans and certificates of deposit during the current quarter. The average yield on interest-earning assets was 5.64% for the quarter ended March 31, 2005 compared with 5.67% for the same quarter in the prior year. The decrease was due to a decrease in the yield on loans to 5.92% from 6.16% a year earlier. That decrease was partially offset by a shift in the mix of interest earning assets to include more loans and relatively less securities. The average rate paid on interest-bearing liabilities was 2.66% for the quarter ended March 31, 2005 compared to 2.74% for the prior year quarter, a decrease of 8 basis points. This decrease was primarily due to a 22 basis point decrease in the average cost of certificates of deposit but was substantially offset by a change in the mix of interest-bearing liabilities to include a larger proportion of long-term borrowings.

Net interest income for the nine months ended March 31, 2005 was $52.9 million, an increase of $17.5 million or 49.6% from the nine months ended March 31, 2004. The increase was primarily due to a $660.7 million or 44.5% increase in average interest earning assets compared to the same period in the prior year as a result of the Franklin acquisition. The Franklin acquisition also resulted in a significant increase in noninterest-bearing checking accounts, which was the primary factor in the increase in average interest-earning assets as a percent of average interest-bearing liabilities to 115.9% for the nine months ended March 31, 2005 compared with 107.6% for the same period in the prior year. The net interest margin was 3.33% for the current year nine-month period, an increase of 9 basis point from 3.24% for the same period in the prior year. The positive effect of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities was partially offset by the decrease in the interest rate spread of 8 basis points to 2.98% from 3.06%. The average yield on interest-earning assets for the nine months ended March 31, 2005 was 5.53%, down 21 basis points from 5.74% for the same period in the prior year. The decrease was due to a 41 basis point decrease in the yield on loans to 5.86% from 6.27% for the same period in the prior year. The average cost of interest-bearing liabilities for the nine months ended March 31, 2005 was 2.55%, down 13 basis points from 2.68% for the same period in the prior year.

The following schedule details the various components of net interest income for the quarters and semiannual periods indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Quarter ended March 31, 2005			Quarter ended March 31, 2004
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$1,871,310	$27,693	5.92%	$1,126,937	17,365	6.16%
Securities and interest-bearing deposits	330,585	3,439	4.16%	333,408	3,417	4.10%
Federal Home Loan Bank stock	30,026	320	4.37%	22,981	229	4.00%

Total interest-earning assets	2,231,921	31,452	5.64%	1,483,326	21,011	5.67%
Noninterest-earning assets
Cash and due from banks	46,998			28,111
Allowance for loan losses	(17,936)			(10,839)
Other assets	152,222			135,392

Total assets	$2,413,205			$1,635,990

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$113,512	99	0.35%	$78,391	55	0.28%
Savings and money market accounts	605,899	2,066	1.38%	436,352	1,315	1.21%
Certificates of deposit	667,206	5,377	3.27%	555,362	4,825	3.49%

Total deposits	1,386,617	7,542	2.21%	1,070,105	6,195	2.33%
Borrowings
Short-term	274,329	1,630	2.41%	131,567	336	1.02%
Long-term	265,748	3,461	5.28%	169,540	2,821	6.67%

Total interest-bearing liabilities	1,926,694	12,633	2.66%	1,371,212	9,352	2.74%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,597			39,118
Other liabilities	24,277			37,194

Total liabilities	2,183,568			1,447,524
Shareholders’ equity	229,637			188,466

Total liabilities and shareholders equity	$2,413,205			$1,635,990

Fully tax-equivalent net interest income		18,819			11,659
Interest rate spread			2.98%			2.93%
Net interest margin			3.37%			3.14%
Average interest-earning assets to average interest-bearing liabilities			115.84%			108.18%
Tax-equivalent adjustment		219			242

Net interest income		$18,600			$11,417

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Nine months ended March 31, 2005			Nine months ended March 31, 2004
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$1,764,736	$77,515	5.86%	$1,121,441	52,755	6.27%
Securities and interest-bearing deposits	350,888	10,574	4.02%	340,490	10,483	4.11%
Federal Home Loan Bank stock	29,746	942	4.22%	22,755	685	4.01%

Total interest-earning assets	2,145,370	89,031	5.53%	1,484,686	63,923	5.74%
Noninterest-earning assets
Cash and due from banks	64,456			30,239
Allowance for loan losses	(17,295)			(10,682)
Other assets	157,984			144,720

Total assets	$2,350,515			$1,648,963

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$136,673	465	0.45%	$75,248	157	0.28%
Savings and money market accounts	581,000	5,623	1.29%	436,515	4,027	1.23%
Certificates of deposit	617,704	15,191	3.28%	554,206	14,805	3.56%

Total deposits	1,335,377	21,279	2.12%	1,065,969	18,989	2.37%
Borrowings
Short-term	267,077	3,942	1.97%	174,643	1,419	1.08%
Long-term	249,384	10,275	5.49%	139,610	7,431	7.06%

Total interest-bearing liabilities	1,851,838	35,496	2.55%	1,380,222	27,839	2.68%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	241,945			40,596
Other liabilities	30,532			42,854

Total liabilities	2,124,315			1,463,672
Shareholders’ equity	226,200			185,291

Total liabilities and shareholders equity	$2,350,515			$1,648,963

Fully tax-equivalent net interest income		53,535			36,084
Interest rate spread			2.98%			3.06%
Net interest margin			3.33%			3.24%
Average interest-earning assets to average interest-bearing liabilities			115.85%			107.57%
Tax-equivalent adjustment		662			743

Net interest income		$52,873			$35,341

Provision for Loan Losses. The provision for loan losses was $0.9 million for the quarter ended March 31, 2005 compared with $0.2 million for the quarter ended March 31, 2004. The increase in the provision was consistent with the increase in loans and the increase in charge-offs. Total loans at March 31, 2005 were $1.737 billion, an increase of $721 million from total loans of $1.016 billion at March 31, 2004. Net charge-offs for the quarter ended March 31, 2005 were $0.6 million compared with $0.5 million for the prior year quarter. The provision for loan losses for the nine months ended March 31, 2005 was $2.6 million compared with $2.4 million for the nine months ended March 31, 2004. Net charge-offs for the nine months ended March 31, 2005 were $1.2 million compared with $1.5 million for the comparable period in the prior year

Noninterest Income. Noninterest income totaled $7.4 million for the quarter ended March 31, 2005, an increase of $3.0 million or 67.6% from $4.4 million in the prior year quarter. The increase was due to the $1.0 million life insurance payment in the current year, a $0.8 million increase in service charges and a $0.8 million increase in income from loan servicing. Noninterest income for the nine months ended March 31, 2005 was $13.8 million a decrease of $3.0 million or 17.8% from $16.8 million for the same period in the prior year. This decrease was primarily due to the $5.2 million charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock recorded in the second quarter of fiscal 2005.

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

The Freddie Mac and Fannie Mae preferred stocks owned by the Company had been impaired for approximately three years. In order to determine the nature of that impairment the following factors were considered:

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

Our investigation of these issues revealed the following information about relevant events between September 30, 2004 and December 31, 2004:

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

Based on this and other information the Company chose to take a conservative position in projecting the timing of recovery of impairment. Therefore, the Company recorded a pre-tax charge of $5.2 million to record a write-down to recognize other-than-temporary impairment on all Freddie Mac and Fannie Mae preferred stocks in the Company’s securities portfolio that were impaired as of December 31, 2004. These stocks had a cost basis of $20.8 million and were written down to their market value at December 31, 2004 of $15.6 million. This write down did not have any effect on total capital or the net asset value of the securities as they had already been recorded at market value as available for sale securities. During the third quarter of fiscal 2005 the market value of these securities increased slightly and the Company recorded net unrealized gains of $92 thousand as part of other comprehensive income.

Gains on sale of loans were $1.9 million from the sale of $205 million of loans for the current fiscal quarter compared to $1.8 million on sales of $201 million for the prior year fiscal quarter. Total mortgage loan originations for the third quarter of fiscal 2005 were $319 million compared with $257 million in the prior year quarter. The Company was able to increase originations compared with the prior year due to continual efforts to focus on and develop business from purchases rather than refinances, the start-up of a wholesale lending program in the first quarter of fiscal 2004 and the contribution of mortgage production from the Franklin Bank Division of First Place Bank which was acquired in May 2004.

Gain on sale of loans was $4.4 million for the nine months ended March 31, 2005 compared with $7.0 million for the nine months ended March 31, 2004. Gains were significantly higher in the prior year as interest rates reached 40-year lows in June 2003, which resulted in an unusually high level of loan closings, loan sales and gains on sales of loans in the first quarter of fiscal 2004.

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

	Three months ended March 31,		Nine months ended March 31,
	2005	2004	2005	2004
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$179	$(137)	$389	$(1,601)
Change in impairment of MSRs	(72)	(555)	(215)	1,415

Total loan servicing income (loss)	$107	$(692)	$174	$(186)

The increase in total loan servicing income in the current quarter compared to the prior year quarter was primarily due to reduction of impairment charges of $0.5 million in the current year quarter compared with the prior year. That improvement was supplemented by an increase in loan servicing revenue due to an increase in the size of the servicing portfolio. The increase in total loan servicing income for the nine months ended March 31, 2005 compared with the same period in the prior year was primarily due to a large decrease in amortization of servicing rights due to a slowdown in the early payoff of serviced loans partially offset by a recovery of impairment charges in the prior year compared to a provision of impairment charges in the current year. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. Market interest rates are an external factor that have a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield.

Service charges increased $0.8 million or 60.5% to $2.2 million for the quarter ended March 31, 2005 compared with the same period in the prior year. This increase was due to growth in deposit account fees related to the growth in the numbers and balances of deposit accounts from the Franklin acquisition and to a lesser extent from fees recognized on letters of credit issued during the quarter. Similarly, service charges increased $2.8 million or 67.4% to $6.8 million for the nine months ended March 31, 2005 compared with the same period in the prior year, also due to the impact of the Franklin and letter of credit fees recognized. In addition to increasing the level of total deposits, more than half of the deposits acquired in the Franklin acquisition were checking accounts, and checking accounts generate the majority of fees and service charges on deposit accounts.

Noninterest Expense. Noninterest expense increased $5.5 million or 54.0% to $15.7 million for the three months ended March 31, 2005 compared with the same quarter in the prior year. Noninterest expense increased $14.1 million or 45.0% to $45.5 million for the nine months ended March 31, 2005 compared with the same period in the prior year. The increases in both periods were primarily due to the Franklin acquisition. Annualized noninterest expense as a percent of average assets was 2.65% for the quarter ended March 31, 2005 compared to 2.51% for the prior year quarter. Annualized noninterest expense as a percent of average assets was 2.58% for the first nine months of fiscal 2005 compared with 2.54% for the first nine months of fiscal 2004. The primary reason for the increases in noninterest expense as a percent of average assets in the current quarter and year to date period compared to the same periods in the prior years was the increase in amortization of intangible assets. The increases in intangible asset amortization expense were partially offset by economies of scale achieved through the Franklin acquisition.

The acquisition increased the number of retail sales offices from 24 to 29, the number of loan production offices from 13 to 15 and the number of employees by approximately 25%. Occupancy expense increased $0.9 million or 52.3% to $2.5 million for the current quarter compared to the prior year quarter and increased $2.6 million or 55.8% to $7.3 million for the first nine months of fiscal 2005 compared with the first nine months of fiscal 2004. This increase occurred because all of the locations from the Franklin acquisition except one are leased. In contrast to that, First Place Bank operates a number of retail sales offices that are owned and that were purchased or built a number of years ago, resulting in low levels of depreciation. Professional fees increased $0.3 million or 55.8% to $0.7 million in the current quarter compared to the prior year and increased $0.7 million or 57.7% to $1.9 million for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The increases were due to increased legal costs caused by the impact of the Franklin acquisition on the volume of legal activity, the outsourcing of the internal audit function as of July 1, 2004 and the outsourcing of a portion of the Sarbanes-Oxley Section 404 work during fiscal 2005. Loan expense increased $0.3 million or 101.8% to $0.6 million for the current quarter compared to the prior year quarter and increased $0.6 million or 66.3% to $1.6 million for the first nine months of fiscal 2005 compared to fiscal 2004. These increases reflected an increase in the volume of loan originations and servicing activities for mortgage, consumer and commercial loans. Marketing expense was $0.5 million for the quarter ended March 31, 2005 an increase of $0.3 million or 91.9% over the prior year quarter and was $1.8 million for the first nine months of fiscal 2005, an increase of $1.1 million or 165.2% over the first nine months of 2004. These increases were the result of a strategic effort to increase brand awareness in Ohio, to market specific products to the customers of a competitor in Ohio that recently merged with a larger institution, and to market new products to consumers in Michigan. Franchise taxes decreased $0.3 million to $0.1 million for the current quarter compared to the prior year quarter due to the impact of the Franklin acquisition. The impact of the Franklin acquisition on the current quarter had a similar effect on the year to date franchise tax expense as it decreased $0.2 million to $1.1 million in the current year compared with the prior year. Amortization of intangible assets was $1.0 million for the quarter ended March 31, 2005 an increase of $0.7 or 281.2% over the corresponding period in the prior year and was $2.9 million for the first nine months of fiscal 2005, an increase of $2.2 million of 286.2% over the same period in the prior year. This increase was entirely due to the amortization of the core deposit intangible and other intangible assets related to the Franklin acquisition.

Income Taxes. Income tax expense was $2.7 and $5.6 million for the three and nine months ended March 31, 2005 compared with $1.6 million and $5.7 million for the comparable periods in the prior year. The effective tax rate was 29.5% and 30.1% for the three and nine months ended March 31, 2005 compared with 29.8% and 31.0% for the same periods in the prior year. The $1.0 million of life insurance proceeds received during the current quarter were not taxable and caused a reduction in the effective tax rate for the current quarter and the first nine months of fiscal 2005 compared to the same periods in the prior year.

Financial Condition

General. Assets totaled $2.480 billion at March 31, 2005, an increase of $233 million, or 10.4% from June 30, 2004. This increase was primarily due to the Company’s success in originating new loans, particularly commercial loans. Capital ratios remain adequate, with the ratio of equity to total assets at March 31, 2005 of 9.32% down from 9.93% at June 30, 2004.

Interest-bearing deposits. The balance of interest-bearing deposits in other banks of $44 million at June 30, 2004 was primarily on the books of Franklin Bank and was used to reduce short-term borrowings after the banks were merged in July 2004.

Securities. Securities available for sale decreased $56 million or 14.9% during the first nine months of fiscal 2005 and totaled $322 million at March 31, 2005. The decrease was due to the amortization of mortgage-backed securities and to the sale of $34 million of securities. These securities were sold to fund increases in the loan portfolio, which results in higher yields. In addition, these securities were likely to decline in value if interest rates were to rise significantly.

Loans Held for Sale. Loans held for sale totaled $205 million at March 31, 2005 compared to $47 million at June 30, 2004, an increase of $158 million or 333%. During the third quarter of fiscal 2005 the Company made a decision to transfer certain loans from the loan portfolio to held for sale status. These included jumbo fixed rate loans and conventional 3-1 ARM loans. This decision was made to sell these loans to increase liquidity, increase capital ratios and to reduce interest rate risk in anticipation of rising interest rates. During the third quarter $97 million of loans were transferred from the portfolio into held for sale. Of that total, $41 million was sold during the quarter and $56 million remained in loans held for sale at March 31, 2005. The remaining increase of $102 million was due to an increase in loan origination activity in February and March of 2005 compared to prior months. This is expected to result in a higher level of loan sales in the fourth quarter than in previous quarters during fiscal 2005. The trend in the level of loans held for sale is directly related to the level of mortgage loan originations, which tends to rise as long-term interest rates fall and fall as long-term interest rates rise.

Loans. The loan portfolio totaled $1.737 billion at March 31, 2005, an increase of $236 million, or 15.6% from $1.501 billion at June 30, 2004. Consumer loans grew $64 million or 31.4%. Commercial loans grew $151 million or 30.5%. Mortgage and construction loans grew $21 million or 2.7%. While the level of mortgage loan originations remained at a historically high level, the majority of the loans closed were fixed rate mortgages, which are originated to sell.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past year.

Asset Quality History

(Dollars in thousands)

	3/31/2005	12/31/04	9/30/04	6/30/04	3/31/04
Nonperforming loans	$12,186	$11,644	$10,795	$11,639	$12,625
Nonperforming loans as a % of total loan	0.70%	0.67%	0.68%	0.78%	1.24%
Nonperforming assets	$15,052	$14,584	$14,859	$14,643	$14,480
Nonperforming assets as a % of total assets	0.61%	0.61%	0.65%	0.65%	0.88%
Delinquent loans	$20,308	$18,711	$18,031	$17,685	$20,513
Delinquent loans as a % of total loans	1.17%	1.08%	1.14%	1.18%	2.02%
Allowance for loan losses	$17,888	$17,584	$17,056	$16,528	$10,522
Allowance for loan losses as a % of loans	1.03%	1.02%	1.08%	1.10%	1.04%
Allowance for loan losses as a % of nonperforming loans	146.79%	151.01%	158.00%	142.01%	83.34%

Nonperforming loans have remained stable over the past year and have been stable as a percent of total loans since June 30, 2004, which is the first quarter-end after the Franklin acquisition. Similarly, nonperforming assets have varied over a small range over the past twelve months and have been consistent as a percent of total assets since June 30, 2004. The ratio of the allowance for loan losses to total loans has also remained in the same range over the past year. While the various measures of asset quality indicated above have not all moved in the same direction each quarter they are consistent because they have varied over a relatively small range. Delinquent loans have increased since June 30, 2004, however the increases have been consistent with the increase in loan balances. Delinquent loans as a percent of total loans were 1.18% at March 31, 2005 compared with 1.17% at June 30, 2004.

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

The allowance for loan losses increased to $17.9 million at March 31, 2005 compared to $16.5 million at June 30, 2004 and $10.5 million at March 31, 2004. The ratio of the allowance for loan losses to portfolio loans was 1.03% at March 31, 2005 compared to 1.10% at June 30, 2004 and 1.04% at March 31, 2004

Deposits. Deposits increased $110 million, or 7.1%, during the first nine months of fiscal 2005 and totaled $1.658 billion at March 31, 2005 compared to $1.548 billion at June 30, 2004. This increase was composed of a $40 million increase in retail deposits and a $70 million increase in brokered certificates of deposit. Historically, the Company does not use brokered deposits extensively and at March 31, 2005, less than 5% of deposits were brokered deposits. However, the Company does use brokered certificates of deposit as an alternative to retail deposits at times when they represent a less expensive source of funds or as a source of short-term liquidity since they can be used to raise funds quickly without driving up costs.

Borrowings. Long-term borrowings increased $20 million during the first nine months of fiscal 2005. This was the net impact of a five-year $50 million fixed rate borrowing in December 2004 reduced by maturities of existing long-term borrowings. The Company borrowed these funds to fix the rate on a portion of borrowings in anticipation of future increases in long-term interest rates. Short-term borrowings increased $107 million due to increases in daily borrowings from the Federal Home Loan Bank. These increases funded the portion of the increase in loan originations that was not funded by increases in deposits or long-term borrowings during the first nine months of fiscal 2005. The rate on these daily borrowings generally approximates the Federal Funds rate and was approximately 2.75% near the end of March 2005, up 150 basis points from the beginning of the fiscal year due to the six 25 basis point rate increases in the discount rate by the Federal Reserve Board.

Capital Resources. Total shareholders’ equity increased $8 million, or 3.6% during the nine months ended March 31, 2005 and totaled $231 million. The overall increase in shareholders’ equity was due to current period earnings, a decrease in the unrealized loss on securities available for sale and a decrease in the unrealized loss on termination of interest rate swaps partially offset by cash dividends paid and treasury stock purchased. During the first nine months of the fiscal year, the Company repurchased 194,144 shares of common stock at an average price of $18.08 per share. During March 2005, the Board of Directors authorized the purchase of up to 500,000 shares of treasury stock over the following 12 months. Under that authorization an additional 493,256 shares can be purchased between April 1, 2005 and March 16, 2006. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at March 31, 2005 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	10.18%	10.00%
Tier 1 (core) capital to risk-weighted assets	9.17%	6.00%
Tier 1 (core) capital to adjusted total assets	6.80%	5.00%

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

At March 31, 2005, the Company had $185 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $3 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $267 million of cash and unpledged securities and Federal Home Loan Bank availability of $180 million at June 30, 2004. Potential cash available as measured by liquid assets and borrowing capacity has decreased during fiscal 2005 as the Company has increased its investment in loans and funded the majority of that increase with borrowings. The Company recognizes the reduction in liquidity and is taking steps to increase liquidity. The Company plans to pledge certain investment securities and commercial real estate loans to the Federal Home Loan Bank during the fourth quarter of fiscal 2005. In addition, the level of liquidity will be considered in setting both loan and deposit rates during the remainder of fiscal 2005. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At March 31, 2005, the holding company had cash and unpledged securities of $18 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $2 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, no additional funds could be paid out without OTS approval. Future dividend payments by the Bank will be based upon future earnings or the approval of the OTS.

Off-balance sheet arrangements

In addition to off-balance sheet arrangements discussed in the Annual Report on Form 10-K for the year ended June 30, 2004, the Company currently has a contingent liability for loans sold with recourse. This contingent liability is discussed as a guarantee obligation in Note 6 to the Notes to the Condensed Consolidated Financial Statements in Part 1. Item 1 of this Form 10-Q. See that Note for details of that obligation.

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

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The table below indicates a comparison of the projected NPV for various changes in interest rates as of the end of the most recent quarter compared with the end of the previous fiscal year. The projections are based on an instantaneous change in interest rates and the assumption that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point change in rates	NPV Ratio March 31, 2005	NPV Ratio June 30, 2004
Up 200	8.43%	9.93%
Up 100	9.51%	10.01%
No Change	10.36%	9.83%
Down 100	10.83%	9.82%

The NPV projections indicate that the Company has increased its exposure to rising interest rates and decreased its exposure to falling interest rates during the first nine months of fiscal 2005. In part, this was due to the fact that short-term interest rates, specifically the fed funds rate increased 275 basis points over this period. In addition, the change resulted from funding loan growth with a combination of growth in deposits, short-term borrowings and long-term borrowings where the duration of the new liabilities was less than the duration of the assets added.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended March 31, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock for the Quarter Ended March 31, 2005

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
January 1, 2005 – January 31, 2005	—	—	—	279,000
February 1, 2005 – February 28, 2005	—	—	—	279,000
March 1, 2005 – March 31, 2005	6,744	$19.02	6,744	493,256

Total	6,744	$19.02	6,744

On March 17, 2005, the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 500,000 shares. This authorization is in force through March 16, 2006. All of the purchases indicated above were made pursuant to the aforementioned buy-back program. The Company’s previous authorization to repurchase shares expired March 16, 2005, at which time there were 279,000 shares left unpurchased.

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

FIRST PLACE FINANCIAL CORP.

Date: May 6, 2005	/s/ Steven R. Lewis	/s/ Peggy R. DeBartolo
	Steven R. Lewis	Peggy R. DeBartolo
	President and Chief Executive Officer	Principal Accounting Officer