Form 10-K
period 2005-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2005-09-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $304.8 million based upon the last sales price as of December 31, 2004. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of August 31, 2005, the Registrant had 15,057,719 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held on October 27, 2005.

PART I

Forward-Looking Statements

When used in this Form 10-K, or in future filings by First Place Financial Corp. (the Company) with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item I. Description of Business

General. First Place Financial Corp. was organized in August 1998 for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal Savings and Loan Association of Warren (First Federal). The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings association was completed on December 31, 1998. On May 12, 2000, the Company acquired Ravenna Savings Bank, with total assets of $200 million. On December 22, 2000, the Company completed a merger of equals transaction with FFY Financial Corp (FFY), with total assets of $680 million. FFY was merged into the Company, and FFY’s thrift subsidiary, FFY Bank, was merged into First Federal. As a part of the merger transaction, the Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank (Bank).

On May 28, 2004, the Company acquired 100% of the common stock of Franklin Bancorp, Inc. (Franklin) and merged Franklin into the Company. As of the merger date Franklin had total assets of $627 million. Concurrent with the merger, Franklin’s wholly owned subsidiary, Franklin Bank N.A., converted from a national bank to a federally chartered stock savings bank and changed its name to Franklin Bank. As of June 30, 2004, both First Place Bank and Franklin Bank were wholly owned subsidiaries of the Company. Effective July 2, 2004, the two banks merged. The surviving institution is First Place Bank, although it continues to do business in Michigan under the name of Franklin Bank as a division of First Place Bank.

The Company offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. The Company conducts its business primarily through the Bank. The Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one-to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides the Company with greater flexibility than the Bank has, to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers with other financial institutions as well as other companies. Other nonbanking operating subsidiaries of the Company include First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. and American Pension Benefits, Inc. are employee benefit consulting firms and specialists in wealth management, and provide services to both businesses and consumers. The Company holds 75% ownership in TitleWorks Agency, LLC which provides real estate title services. In addition to these operating subsidiaries, the Company has two wholly owned affiliates, First Place Capital Trust and First Place Capital Trust II, which are special purpose entities that are accounted for using the equity method based on their nature and purpose. The following table indicates the relative size of nonbanking and banking affiliates based on total revenue and total assets.

Affiliate	Total Revenue	Percent of Total Revenue	Total Assets	Percent of Total Assets
Total nonbanking affiliates	$6,882	4.9%	$16,049	0.6%
First Place Bank	134,499	95.1%	2,482,984	99.4%

Total	$141,381	100.0%	$2,498,943	100.0%

No individual nonbanking affiliate accounts for as much as 3.0% of total revenue or 0.5% of total assets. These nonbanking affiliates are managed to generate net income and to contribute to the profitability of the Company. In addition, these affiliates are operated with the goal of providing a comprehensive line of financial products for customers so that the Company can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources, including access to employee benefit programs. Based on the relative size and importance of the banking affiliates to the Company as a whole, the discussion of the business will focus primarily on the Bank.

The Company’s internet site, www.firstplace.net, contains an Investor Relations section which provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, free of charge, as soon as reasonably practicable after the Company has filed these documents with the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge, as soon as reasonably practicable after the Company has filed the above referenced reports.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, the Company operates a community-oriented savings institution in two separate Midwest markets. First Place Bank was organized in 1922 and currently operates 21 retail locations in Trumbull, Mahoning and Portage counties and 2 business financial centers in Cuyahoga County in Northeast Ohio. The Franklin Bank Division of First Place Bank has 5 retail locations, all located in southeastern Michigan near the Detroit, metropolitan area. In addition, the Company, through the Bank, operates 10 loan production offices located throughout Ohio, four located in Michigan and one located in Indiana.

Trumbull, Mahoning and Portage Counties are considered the primary market area of First Place Bank in Ohio. Major industries in the area include light manufacturing, automotive and transportation, health care, as well as retail trade, wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include Delphi Packard Electric Systems, General Motors, HM Health Partners, Forum Health, Kent State University, GE Lighting, WCI Steel, Inc., Robinson Memorial Hospital, the U.S. Postal Service, U.S. Air Force, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning and Portage Counties.

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 5.0% and 7.4% since 1998, slightly higher than the average for the state of Ohio, which ranged from a low of 4.0% to a high of 6.2% over the same time period. U. S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. The Bank’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

The Company has two business financial centers in the suburban communities of Solon and North Olmsted in Cuyahoga County, which also includes Cleveland, Ohio. Cuyahoga County has also experienced a shift of employment from manufacturing to service industries which has been taking place for more than 20 years. Cleveland has been more successful in shifting from a manufacturing center to a service industry center. That trend is reflected in more favorable annual unemployment rates which ranged from a low of 3.8% to a high of 6.0% since 1998. Those rates are marginally more favorable than the rates for the state of Ohio over the same period. The Company has been successful in penetrating the residential mortgage market in Cuyahoga County. For the period from January 2005 to April 2005 First Place Bank ranked second among financial institutions in residential mortgage loans closed in Cuyahoga County. The Bank has less than a 1% share of deposits in Cuyahoga County.

The Franklin Bank Division of First Place Bank has four retail offices located in Oakland County and one in Wayne County both in southeast Michigan near metropolitan Detroit. Employment in the area includes a variety of industries including manufacturing, service and education. During the 1990’s Oakland County was responsible for 25% of the new jobs in the state of Michigan. In addition, Oakland County recently ranked first among Michigan’s 83 counties in per capita income and in the top 1% in the United States. This strong economy and Franklin’s position as one of the few community banks in the area have enabled Franklin to be successful in marketing banking services to small to medium size businesses and their owners.

First Place currently has two loan production offices which have been opened in the past year. They are located in Jackson, Michigan and Holland, Michigan. These offices and existing loan production offices in Ohio including: Dayton, Boardman, Howland, Newark, Mt. Vernon, Cincinnati, Toledo, Ravenna, Medina, and Hudson; in Grand Blanc and Northville, Michigan; and in Carmel, Indiana, along with business financial centers in Solon and North Olmsted, Ohio provide the Company access to many of the larger growing markets in Ohio, Michigan and Indiana. The majority of the business generated in these locations is mortgage banking business which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. However, the Company also originates commercial loans through loan production offices and has expanded this business in fiscal 2005. These strategies also results in generating loans over a larger geographic area which reduces the Company’s exposure to downturns in specific local economies.

Competition. The Company faces significant competition in offering financial services to customers. Both Ohio and southeastern Michigan have a high density of financial institution offices, many of which are branches of significantly larger institutions that have greater financial resources than the Company, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General. The largest component of the Company’s loan portfolio has historically been first mortgage loans secured by one-to four-family residences. Over the past year commercial lending has been growing faster than mortgage lending the Company anticipates that commercial lending will continue to grow faster than residential mortgage lending in fiscal 2006. Currently, the mortgage banking strategy is to sell most of the fixed-rate production in order to minimize investment in long-term, fixed-rate assets with low yields that have the potential to expose the Company to long-term interest rate risk. The Company also sells the majority of adjustable-rate loans. Agency eligible loan production is sold to Fannie Mae and Freddie Mac. Loans that do not qualify for sale to those agencies are sold to private buyers, primarily other financial institutions. The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans, which typically have higher yields than traditional one-to four-family loans, and most of those originations are retained for the loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. This table does not include loans held for sale.

(In Thousands)

	At June 30,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
1-4 family residential real estate loans
Permanent financing	$664,474	36.3%	$698,002	46.5%	$538,248	59.7%	$590,238	65.1%	$659,153	65.5%
Construction	162,677	8.9%	104,133	6.9%	41,004	4.5%	37,196	4.1%	49,065	4.9%

Total	827,151	45.2%	802,135	53.4%	579,252	64.2%	627,434	69.2%	708,218	70.4%
Commercial loans
Multifamily real estate	87,712	4.8%	89,575	6.0%	27,213	3.0%	25,403	2.8%	28,383	2.8%
Commercial real estate	396,206	21.6%	259,681	17.3%	99,058	11.0%	74,191	8.2%	74,867	7.5%
Commercial construction	79,206	4.3%	24,526	1.6%	9,013	1.0%	3,644	0.4%	—	0.0%
Commercial non real estate	152,779	8.3%	120,743	8.1%	24,947	2.8%	12,553	1.4%	16,494	1.6%

Total	715,903	39.1%	494,525	33.0%	160,231	17.8%	115,791	12.8%	119,744	11.9%
Consumer loans
Home equity lines of credit	171,982	9.4%	115,608	7.7%	84,552	9.4%	66,053	7.3%	57,492	5.7%
Home equity	103,184	5.6%	65,973	4.4%	35,287	3.9%	35,178	3.9%	36,645	3.7%
Automobiles	7,464	0.4%	13,622	0.9%	24,887	2.8%	46,247	5.1%	69,731	6.9%
Other	5,437	0.3%	8,658	0.6%	17,236	1.9%	15,294	1.7%	14,513	1.4%

Total	288,067	15.7%	203,861	13.6%	161,962	18.0%	162,772	18.0%	178,381	17.7%

Total loans receivable	1,831,121	100.0%	1,500,521	100.0%	901,445	100.0%	905,997	100.0%	1,006,343	100.0%

Allowance for loan losses	(18,266)		(16,528)		(9,603)		(9,456)		(9,757)

Loans receivable, net	$1,812,855		$1,483,993		$891,842		$896,541		$996,586

Loan Originations. The Company currently originates residential mortgage and other loans through two business financial centers in Solon and North Olmsted, Ohio and through its network of loan production offices located in Ohio, Michigan, Indiana and to a lesser extent through its retail network. Ohio loan production offices are located in Boardman, Cincinnati, Columbus, Dayton, Howland, Hudson, Mt. Vernon, Newark, Ravenna, and Toledo. Michigan loan production offices are located in Grand Blanc, Holland, Jackson and Northville. The Indiana loan production office is located in Carmel, near Indianapolis. The majority of these offices are located outside of the counties where the Company has retail locations. This allows the Company to geographically diversify its loan production and portfolio. The Company is committed to providing community-based financial services, and mortgage banking will continue to be a significant component of the Company’s operating strategy. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2005, the Company originated $1.4 billion in mortgage loans, which represented an increase of $100 million over the prior year, despite long-term interest rates, which were generally higher during fiscal 2005 than in fiscal 2004. This increase was made possible through the addition of commissioned loan officers, additional loan production offices and the continued growth of the Company’s wholesale mortgage banking function. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential origination in fiscal 2006. All loans originated are underwritten pursuant to the Company’s policies and procedures, which are described in more detail below. The Company originates both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 30 years. Loans for the construction of residential real estate are made primarily with construction periods of up to two years. Residential construction loans may be short-term loans to builders to finance construction of a home, or they may be long-term loans of up to 30 years, which finance both the construction and permanent financing needs of a homeowner. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates.

The Company also originates commercial and consumer loans. The Company has been expanding commercial and consumer lending more rapidly than residential mortgage lending in order to make the loan portfolio more diversified and to increase loan yields. Commercial loans are generally real estate based but also include loans for the purchase of other assets such as plant and equipment and to finance working capital. Consumer loans are primarily home equity loans and home equity lines of credit.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2005. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2005
	Real Estate Mortgage	Consumer Loans	Commercial Loans	Total Loans Receivable
	(In thousands)
Amounts due:
Within one year	$341,774	$180,999	$327,681	$850,454
After one year:
More than one year to five years	352,207	64,216	297,379	713,802
More than five years	133,170	42,852	90,843	266,865

Total due after June 30, 2006	485,377	107,068	388,222	980,667

Total amount due	$827,151	$288,067	$715,903	$1,831,121

The following table sets forth at June 30, 2005, the dollar amount of total loans receivable contractually due after June 30, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2006
	Real Estate Mortgage	Consumer Loans	Commercial Loans	Total Loans Receivable
	(In thousands)
Fixed rate	$97,400	$57,049	$281,794	$436,243
Adjustable rate	387,977	50,019	106,428	544,424

Total loans	$485,377	$107,068	$388,222	$980,667

One-to Four-Family Lending. The Company currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 30 years secured by one-to four-family residences, substantially all of which are located in its primary market area or the market area serviced by its loan production offices. One-to four-family mortgage loan originations are generally obtained through the Company’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2005, one-to four-family mortgage loans totaled $664 million, or 36.3%, of total loans.

The mortgage loans that the Company originates have generally been priced competitively with current market rates for such loans. The Company currently offers a number of adjustable-rate (ARM) loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one-to four-family mortgage loans the Company limits its exposure to declining net interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans.

The Company generally originates one-to four-family residential mortgage loans in amounts up to 97% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 85%. The Company requires fire, casualty, and, where appropriate, flood insurance on all properties securing real estate loans.

Construction Lending. The Company makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to four-family residences and commercial real estate and the development of one-to four-family lots. Construction loans secured by one-to four-family residential real estate at June 30, 2005 totaled $163 million or 8.9% of total loans.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that are similar to other one-to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95%. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, the Company performs a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.

Construction loans to builders of one-to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of loan fees from loan proceeds and have an adjustable rate of interest. The Company also makes loans to builders for the purpose of developing one-to four-family home sites. These loans typically have terms of one to two years and have an adjustable rate of interest. The maximum loan-to-value ratio is 80% for such loans. These loans may provide for the payment of interest and loan fees from loan proceeds. The principal on these loans is typically paid down as home sites are sold according to a predetermined release price.

Construction loans on multifamily and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, industrial, or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally lasts up to 12 months. These construction loans have rates and terms that are similar to other permanent multifamily or commercial real estate loans offered by the Company, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

Construction and development loans are made principally through continued business with developers and builders who have previously borrowed from the Company, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. The term of these loans may range from 6 to 24 months and typically fees and interest are paid from the proceeds of the loan. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

Because of the uncertainties inherent in estimating development and construction costs and the market for the project upon completion, it is relatively difficult to ascertain accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Therefore, the Company requires pro forma cash flow analysis, debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and require mechanics’ lien waivers and other documents to protect and verify its lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed below regarding multifamily and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes monitoring a project’s progress particularly important, as early warning signals of project difficulties may not be present.

Multifamily Lending. The Company originates multifamily loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one-to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2005, multifamily loans totaled $88 million, or 4.8% of total loans.

Multifamily loans generally present a higher level of risk than loans secured by one-to four-family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multifamily lending, the Company’s history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending. The Company originates owner-occupied and non-owner-occupied commercial real estate loans, which it generally holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. The Company increased commercial real estate activities during fiscal 2005 compared to previous years. This was due, in part, to the addition of and expansion of the Franklin Division of First Place Bank. Commercial real estate loans totaled $396 million, or 21.6% of total loans at June 30, 2005 compared with $260 million or 17.3% of total loans at June 30, 2004.

Commercial real estate loans generally present a higher level of risk than loans secured by one-to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate than typical one-to four-family loans, which management believes justify the increased credit risk. Despite the risks inherent in commercial real estate lending, delinquencies in this portfolio have been limited and management anticipates that commercial real estate loans will continue to represent a significant portion of total loans. The performance of this portfolio, however, will be closely monitored for any indications of weaknesses.

Commercial Non Real Estate Lending. Commercial loans totaled $153 million, or 8.3% of total loans at June 30, 2005. Commercial loan originations are primarily term loans and lines of credit to closely held small and medium size businesses operating in the Company’s primary market area. The Company intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike one-to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Generally, commercial loans are made to closely held businesses and additional security is provided by a personal guarantee from the business owner(s). The Company believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending. Consumer loans totaled $288 million, or 15.7% of total loans at June 30, 2005, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in the Company’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $275 million at June 30, 2005. The Company offers fixed rate home equity loans and a variable rate home equity line of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Company holds the first mortgage on a substantial majority of the properties securing these loans.

Several years ago the Company was in the business of making indirect automobile loans and loans secured by automobiles represented 6.9% of total loans at June 30, 2001. The Company no longer makes indirect automobile loans and makes very few direct automobile loans. As a result, automobile loans total $7 million at June 30, 2005, and represent 0.4% of total loans.

Sale of Mortgage Loans. During the year ended June 30, 2005, the Company continued to expand its secondary mortgage banking operation. Total mortgage loan originations including purchases of loans through the wholesale lending program were approximately $1.4 billion in fiscal 2005, an increase of approximately $100 million over fiscal 2004. During the current fiscal year the Company sold or securitized and sold loans with an aggregate principal balance of $997 million compared with $905 million during the prior fiscal year. Mortgage banking will continue to be an integral part of the operating strategy and, as such, the Company will continue to sell most fixed rate mortgage production and a majority of adjustable rate loans through secondary market channels. The company generally retains servicing on loans that are sold. However, from time to time the Company considers the sale of servicing rights in bulk form or on a flow basis based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

The Company began a program in October 2001 to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. The Company does, from time to time, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities to limit the exposure to potential movements in market interest rates. These contractual positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to sale. For additional information on this program, see Note 17 to the Consolidated Financial Statements included in this report.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one-to four-family loans are assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one individual is $2.0 million and the majority of the designated individuals have authority up to $500,000. Speculative construction or acquisition and development loans may only be authorized by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $2,000,000 and for an unsecured consumer loan is $50,000. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, the Company has established a general guideline for a maximum credit exposure of $12.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $6.0 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2.0 million to $6.0 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer, and are to be reported to the Board of Directors. Loans to borrowers with aggregate exposure of up to $2.0 million require the approval of senior officers with that level of individual lending authority.

A credit report is ordered and certain other information is verified by an independent credit agency for all loans originated by the Company. Additional financial information may be required based on the information received from the credit agency or for certain types of loans. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by the Company’s staff appraisers or outside appraisers. The Company’s policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and in some cases to require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Residential Loan Servicing Activities. Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2005, the Company serviced approximately 17,492 loans totaling $2.1 billion. The majority of the loans serviced for others are fixed rate conventional residential mortgage loans.

As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, Company receives no servicing fees until the default is cured. In times when rates are rising or at high levels, the business of servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in the gains on sale of mortgage loans. Conversely, in times of falling rates or when rates are at very low levels servicing mortgage loans can become unprofitable due to the rapid payoff of loans, which results in impairment of mortgage servicing rights or the rapid amortization of servicing rights. The Company monitors the level of its investment in mortgage loan servicing rights in relation to its other activities in order to limit its exposure to losses in times of low or falling interest rates.

Asset Quality

Delinquent Loans. Reports listing all delinquent accounts are generated and reviewed by management monthly, and overall delinquencies are reviewed by the Board of Directors monthly. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, a written notice of non-payment is generally sent to the borrower. Telephone, written correspondence and/or face-to-face contact are attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 30 days past due. When contact is made with the borrower at any time prior to foreclosure or liquidation of collateral, attempts are made to obtain full payment, offer to structure a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, the borrower is notified in writing that if the loan is not brought current within two weeks, foreclosure proceedings will begin against any real property that secured the loan. If the loan is secured by personal property action is taken to secure, obtain title to and take possession of the collateral. Generally, the collateral is liquidated and guarantees are pursued. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

The following table sets forth information concerning delinquent loans at June 30, 2005, 2004 and 2003 in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts, which are overdue. Please refer to the table in the section titled Nonperforming Assets for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and repossessed assets.

	At June 30, 2005				At June 30, 2004
	30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	69	$4,578	116	$8,621	60	$4,342	130	$8,832
Consumer loans	110	1,973	90	1,809	153	1,767	115	1,353
Commercial loans	8	1,057	12	1,563	12	562	10	829

Total delinquent loans	187	$7,608	218	$11,993	225	$6,671	255	$11,014

Delinquent loans to total loans (1)		.42%		.65%		0.44%		0.73%

	At June 30, 2003
	30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in thousands)
Real estate mortgage loans	67	$5,260	138	$8,135
Consumer loans	63	556	121	1,428
Commercial loans	5	349	17	2,014

Total delinquent loans	135	$6,165	276	$11,577

Delinquent loans to total loans(1)		0.68%		1.28%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Classified Assets. Federal regulations and the Company’s internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, the Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that there continuance as assets, without the establishment of a specific loss allowance, is not warranted. Assets that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

When the Company classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required by policy to establish an allowance for probable loan losses in an amount deemed prudent by management as long as the loss of principal is probable and estimable. When one or more assets, or portions thereof, are classified as Loss, the Company is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. A specific allowance may be established prior to the loan being charged off where there exist some circumstances that make determining the amount of the loss difficult. Examples are a litigation process such as a foreclosure or bankruptcy that may get delayed and result in a lessening of collateral value due to physical deterioration. Additional examples are potential recovery under an insurance claim, divorce, medical hardship, loss of employment, or death.

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS) which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement which is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin 102 on the allowance for loan and lease losses (ALLL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent but not excessive ALLL in accordance with Generally Accepted Accounting Principles and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALLL; that management has analyzed and documented all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable ALLL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request a material change in the allowance for probable loan losses, thereby significantly affecting the Company’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, changes in the borrower’s financial condition and general economic trends, and as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2005, the Company had $17.4 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2005, the Company had $22.1 million of assets classified as Substandard, consisting primarily of commercial loans and one-to four-family residential loans. Assets classified as Doubtful at June 30, 2005, totaled $5.8 million consisting primarily of commercial loans and one-to four-family residential loans. At June 30, 2005, loans classified as Loss totaled $48 thousand and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2005, these classified assets totaled $45.3 million compared with $52.1 million at June 30, 2004.

Management’s quarterly review and classification of problem assets includes the identification of significant potential problem loans where accrual of interest continues but the loan exhibits some type of weakness that could lead to nonaccrual classification in the future. No such loans were identified as of June 30, 2005.

Nonperforming Assets. The following table sets forth information regarding nonperforming loans and repossessed assets. It is generally the Company’s policy to stop interest income accruals on loans more than 90 days past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reverse all previously accrued interest income. At June 30 of each of the five years presented in the table below, there were no loans past due greater than 90 days and still accruing.

	At June 30,
	2005	2004	2003	2002	2001
	(In thousands)
Nonperforming loans:
Real estate mortgage loans	$8,621	$8,832	$8,135	$6,735	$10,420
Consumer loans	1,809	1,353	1,428	1,998	1,268
Commercial loans	1,563	829	2,014	1,606	2,451

Total nonaccrual loans	11,993	11,014	11,577	10,339	14,139
Troubled debt restructurings	612	625	1,202	1,319	295

Total nonperforming loans	12,605	11,639	12,779	11,658	14,434
Repossessed assets	3,006	3,004	995	908	950

Total nonperforming assets	$15,611	$14,643	$13,774	$12,566	$15,384

Nonperforming loans as a percent of total loans	.69%	0.78%	1.42%	1.28%	1.43%
Nonperforming assets as a percent of total assets	.62	0.65	0.88	0.79	0.97

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2005, the allowance for loan losses totaled $18.3 million or 1.00% of gross loans outstanding. Additionally, the allowance for loan losses as a percent of nonperforming loans was 144.9% at June 30, 2005. Total net charge-offs for fiscal 2005 were $1.8 million. The provision for loan losses for fiscal 2005 was $3.5 million.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses was appropriately stated at June 30, 2005. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the process of determining of the allowance for loan losses is considered to be a critical accounting policy.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of period	$16,528	$9,603	$9,456	$9,757	$6,150
Provision for loan losses	3,509	4,896	2,864	2,990	3,125
Allowances acquired through merger	—	4,506	—	—	4,087
Charge-offs:
Real estate mortgage loans:
One-to four-family	962	1,649	1,064	2,326	1,870
Construction	379	117	167	22	857
Consumer	743	997	3,209	1,219	1,325
Commercial	1,158	310	53	135	—

Total charge-offs	3,242	3,073	4,513	3,702	4,052
Recoveries:
Real estate mortgage loans:
One-to four-family	106	332	64	245	327
Construction	53	15	—	6	34
Consumer	381	222	1,732	159	86
Commercial	931	27	—	—	—

Total recoveries	1,471	596	1,796	411	447

Net charge-offs	1,771	2,477	2,717	3,291	3,605

Balance at end of period	$18,266	$16,528	$9,603	$9,456	$9,757

Allowance for loan losses as a percent of loans (1)	1.00%	1.10%	1.07%	1.04%	0.97%
Allowance for loan losses as a percent of nonperforming loans (2)	144.91	142.01	75.15	81.11	67.60
Net charge-offs as a percent of average loans	0.11	0.23	0.29	0.33	0.40

(1)	Loans represents loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

(In Thousands)

	At June 30,
	2005			2004			2003
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family loans	$4,867	26.6%	45.2%	$6,445	40.0%	53.4%	$4,617	48.1%	64.2%
Consumer loans	1,571	8.6	15.7	2,195	13.3	13.6	2,165	22.5	18.0
Commercial loans	11,828	64.8	39.1	7,888	47.7	33.0	2,821	29.4	17.8
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$18,266	100.0%	100.0%	$16,528	100.0%	100.0%	$9,603	100.0%	100.0%

	At June 30,
	2002			2001
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
One-to four-family loans	$4,831	51.1%	69.2%	$5,368	55.0%	70.4%
Consumer loans	2,107	22.3	18.0	2,623	26.9	17.7
Commercial loans	2,518	26.6	12.8	1,766	18.1	11.9
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$9,456	100.0%	100.0%	$9,757	100.0%	100.0%

Real Estate Owned. At June 30, 2005, the Company owned 23 repossessed real estate properties (REO) with a net book value of $3.0 million. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the carrying value of the loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred.

Investment Activities

The Board of Directors approves the investment policies for the Company. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity needs, interest rate risk characteristics and, to a lesser extent, potential return on the investments. The Board of Directors also monitors the investment activities of the Company. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of quality, maturity, marketability and risk diversification. Management evaluates all investment activities for safety and soundness and adherence to policies. In accordance with these investment policies, the Company does not purchase mortgage-related securities that are deemed to be “high risk,” or purchase bonds that are not rated investment grade.

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. Investments in mortgage-backed securities involve a risk that actual principal prepayments will be greater than estimated prepayments over the life of the security. Prepayment estimates for mortgage-backed securities are prepared at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

Securities. At June 30, 2005, the securities portfolio totaled $296 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies and other government sponsored enterprises	$102,878	34.72%	$112,230	29.67%	$94,240	27.19%
Obligations of states and political subdivisions	25,128	8.48%	26,789	7.08%	24,857	7.18%
Equity securities	2,916	0.98%	2,704	0.71%	2,380	0.69%
Trust preferred securities and corporate debt	17,786	6.00%	34,359	9.08%	40,625	11.73%
Asset-backed securities	—	—	2,519	0.67%	—	—
Mutual funds	32,745	11.05%	48,369	12.79%	47,345	13.67%
Fannie Mae and Freddie Mac preferred stock	17,443	5.89%	19,394	5.13%	19,983	5.77%

Total debt and equity securities	198,896	67.12%	246,364	65.13%	229,430	66.23%

Mortgage-backed securities and collateralized mortgage obligations	97,418	32.88%	131,884	34.87%	116,999	33.77%

Total securities available for sale	$296,314	100.00%	$378,248	100.00%	$346,429	100.00%

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

At June 30, 2005

(Dollars in thousands)

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Debt securities available for sale:
U.S. government agencies and other government sponsored enterprises	$10,045	4.05%	$88,863	3.81%	$3,970	5.21%	$—	—	$102,878	3.88%
Obligations of states and political subdivisions (1)	1,666	6.71%	10,901	6.67%	8,897	5.68%	3,664	5.96%	25,128	6.22%
Trust preferred securities and corporate debt	—	—	2,026	4.60%	—	—	15,760	4.28%	17,786	4.31%
Mortgage-backed securities and collateralized mortgage obligations	—	—	—	—	5,799	4.86%	91,619	4.39%	97,418	4.41%

Total debt securities available for sale	$11,711	4.43%	$101,790	4.12%	$18,666	5.33%	$111,043	4.42%	$243,210	4.36%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

General. The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations of the Bank. First Place Bank also has access to advances from the Federal Home Loan Bank (FHLB). Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms consisting of savings, retail NOW accounts, business checking accounts, money market accounts and certificate of deposit accounts. The Bank offers jumbo certificates and also offers Individual Retirement Accounts and other qualified plan accounts.

The Bank has a significant portion of their deposits in core deposits. Management monitors activity on its core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates they may offer on deposit products. Management believes the Bank is competitive in the types of accounts and interest rates they have offered on their deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media. During fiscal 2005 the Bank issued $90 million of new brokered certificates of deposit and had a total of $94.7 million in brokered certificates of deposit on the books as of June 30, 2005. The Company considers brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2005	2004	2003
	(In thousands)
Beginning balance	$1,548,011	$1,108,450	$1,061,393
Merger with Franklin Bancorp, Inc.	—	477,072	—
Net deposits (withdrawals)	132,332	(62,789)	15,556
Interest credited on deposit accounts	28,996	25,278	31,501

Total increase in deposit accounts	161,328	439,561	47,057

Ending balance	$1,709,339	$1,548,011	$1,108,450

Borrowings. The Bank obtains advances from the FHLB, which are collateralized by a blanket pledge of one-to four-family mortgage loans, a blanket pledge of multifamily loans, a pledge of specific securities and a pledge of the Bank’s stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2005, the Bank’s FHLB advances totaled $455 million. At June 30, 2005 the Bank had unused borrowing capacity of $42 million based on collateral pledged.

In December 2003, the Company formed two affiliated trusts that issued $30.0 million of Guaranteed Capital Trust Securities. These affiliates used the equity capital from the Company and the proceeds of the Guaranteed Capital Trust Securities to purchase $30.9 million in Junior Subordinated Deferrable Interest Debentures from the Company. The purpose of the borrowing was to fund a portion of the cash payment required for the purchase of Franklin Bancorp, Inc. These affiliates have no other operations. Based on the structure, nature and purpose of these affiliated trusts, the Company has accounted for them using the equity method, and therefore they have not been included in the consolidated financial statements. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

The Company may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in the Company’s 2005 Consolidated Financial Statements in Notes 10, 11 and 12, which is included in Item 8 of this 10-K report.

During 2001 the Bank entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, derivative instruments, were used by the Bank to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002 First Place redeemed the interest rate swaps at a fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pre-tax amount to be reclassified into interest expense in fiscal year 2006 is $1.2 million.

Personnel

As of June 30, 2005, the Company had approximately 688 full-time and 92 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and all of its subsidiaries except First Place Capital Trust and First Place Capital Trust II will file a consolidated tax return using a June 30 fiscal year-end. First Place Capital Trust and First Place Capital Trust II will file separate returns as trusts. The Company uses the accrual method of tax accounting and is subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

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

The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. The Bank has paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The unrecaptured base year reserves are not subject to recapture as long as the thrift continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. Distributions to the Company paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of the Bank would reduce amounts allocated to the Bank’s bad debt reserve and would create a tax liability for the Bank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Banks make a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to make distributions that would result in a recapture of any portion of their bad debt reserve.

Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The Company currently has no net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Company adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from First Place Bank or First Place Holdings, Inc. as members of the same affiliated group of corporations.

Ohio Taxation

Businesses in Ohio are generally subject to the Ohio franchise tax and a tangible personal property tax. In addition, businesses that supply goods or some types of services to businesses or consumers as end users are responsible for collecting sales taxes and remitting those taxes to the appropriate taxing authorities. Ohio passed significant tax legislation on June 30, 2005. That legislation goes into effect July 1, 2005, although various provisions of that legislation become effective at various times or are phased in. It also created a new commercial activity tax.

Franchise Tax - First Place Financial Corp. and First Place Holdings, Inc. are subject to the Ohio corporation franchise tax liability, which, as applied to the Company, is a tax measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150,000 per year.

A special litter tax is also applicable to all corporations subject to the Ohio corporation franchise tax, other than financial institutions. If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% of taxable net worth.

Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions related to subsidiaries subject to Ohio taxation are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

First Place Bank is a financial institution for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on financial institutions, which is imposed annually at a rate of 1.3% of First Place Bank’s apportioned book net worth, determined in accordance with GAAP, less certain deductions. As a “financial institution,” First Place Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

As a result of recent legislation, the franchise tax for corporations other than financial institutions and their related affiliates will be phased out 20% per year over five years beginning with tax due for calendar 2006. The franchise tax for financial institutions and their related affiliates remains unchanged by the recent legislation.

Tangible personal property tax – First Place Bank is not subject to the tangible personal property tax in Ohio and the other affiliates do not have significant amounts of tangible personal property and typically pay less than $5,000 a year in the aggregate. The tangible personal property tax is being phased out 25% a year over four years beginning in calendar 2006.

Commercial activity tax – First Place Bank is not subject to this tax. The tax is levied on gross receipts and goes into effect July 1, 2005. Businesses with gross receipts up to $150,000 are not taxed. Businesses with gross receipts of $150,000 to $1,000,000 pay $150. Businesses with gross receipts over $1,000,000 pay at the rate of 0.06% initially. That rate is phased in over several years and goes to a maximum of 0.26%.

Taxation by States Other Than Ohio

Delaware - As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Michigan - First Place Bank is subject to taxation in Michigan based on income allocated to Michigan based on apportionment rules under the Michigan single business tax.

Pennsylvania - APB Financial Group, Ltd., and American Pension Benefits, Inc. operate in Pennsylvania and are subject to Pennsylvania income tax.

Indiana – First Place Bank has a loan production office in Carmel, Indiana, which is subject to apportioned income tax in Indiana.

Municipal Taxation

First Place Bank is exempt from municipal income taxes in Michigan and Ohio and Indiana. Other affiliates are subject to municipal income at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

General

First Place Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Bank is a member of the FHLB System. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Savings Association Insurance Fund (SAIF). The Bank must file reports with the OTS and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and the Bank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (SEC) under the federal securities laws.

Certain of the regulatory requirements applicable to the Company and First Place Bank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and/or the Company.

Federal Savings Institution Regulation

Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (HOLA) and, in certain respects, the Federal Deposit Insurance Act (FDI Act) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, for example, commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion. At June 30, 2005, First Place Bank was in compliance with this regulation.

Qualified Thrift Lender Test. To be a qualified thrift lender (QTL), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (QTI) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its QTL status. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2005, First Place Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2005, the Bank was classified as a Tier 1 Bank.

Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

Liquidity. Current regulation requires that First Place Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2005, management considers the liquidity position of the Bank to be adequate to meet operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2005, the Bank was current on all assessments due to the OTS.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The authority of First Place Bank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

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

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a supervisory directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25,000 per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

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

At June 30, 2005, First Place Bank was considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for SAIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Company.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF. The BIF and SAIF have equal sharing of FICO payments between the members of both insurance funds.

The Bank’s assessment rate for the year ended June 30, 2005 was zero basis points and all premiums paid for this period were payments on the FICO bonds, which amounted to $85 thousand. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act, as amended (CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery & Enforcement Act (FIRREA) amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. First Place Bank’s latest CRA rating received from the OTS was “Satisfactory.”

Federal Home Loan Bank System. First Place Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Banks are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500, whichever is greater. The Bank was in compliance with this requirement at June 30, 2005. FHLB advances must be secured by specified types of collateral.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, the Company’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLBs will not also cause a decrease in the value of the FHLB stock held by the Banks.

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirement is $1.218 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. First Place Bank is in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Company’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

As a unitary savings and loan holding company, the Company is subject to extensive limitations on the types of business activities in which it can engage. The HOLA limits the activities of a unitary savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Federal Securities Laws. The Company’s Common Stock has been registered with the SEC under the Securities Exchange Act of 1934 (Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

These parts of the Modernization Act became effective on March 11, 2000. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The financial privacy provisions generally prohibit financial institutions, including the Company and the Bank, from disclosing nonpublic personal financial information to nonaffiliated third parties unless customers have the opportunity to “opt out” of the disclosure. Further, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and the statute affects how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The USA Patriot Act of 2001 was enacted on October 26, 2001. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.

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

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Additionally, the Sarbanes-Oxley Act includes the following:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions, which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•	a requirement that management report on the effectiveness of internal controls over financial reporting and that auditors opine on management’s evaluation of internal controls (first required to be implemented at the Company during fiscal 2005);

•	the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the 12 month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with their independent auditors;

•	a requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	a requirement that companies disclose whether at least one member of the committee is an “audit committee financial expert” (as such term will be defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

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

Furthermore, the National Association of Securities Dealers (NASD) has also implemented corporate governance rules, which implement the mandates of the Sarbanes-Oxley Act. The NASD rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring stockholder approval of all new stock option plans and all material modifications. These rules affect the Company because its common stock is listed on the NASDAQ under the symbol “FPFC.”

Thrift Rechartering Legislation. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Item 2. Properties

The Company maintains the corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2005, 15 of the retail locations of First Place Bank were owned. The remaining 12 retail locations and 14 of the 15 loan production offices were leased.

The following table sets forth certain information with respect to the offices and other properties of the Company. The net book value of the Company’s properties and leasehold improvements were $15.6 million at June 30, 2005. Additional information contained in Note 7 “Premises and Equipment” of the 2005 Annual Report is incorporated herein by reference in response to this item.

Description/Address	Leased/Owned
Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
25 Market Street, Suite 3, Youngstown, OH	Leased
3900 Market Street, Boardman, OH	Owned
4390 Mahoning Avenue, Austintown, OH	Owned
600 Gypsy Lane, Youngstown, OH	Owned
5 McKinley Way West, Poland, OH	Leased
2 South Broad Street, Canfield, OH	Owned
185 East Market Street, Warren, OH	Owned
3516 S. Meridian Road, Youngstown, OH	Owned
10416 Main Street, New Middletown, OH	Owned
724 Boardman-Poland Road, Boardman, OH	Owned
655 Creed Street, Struthers, OH	Leased
2001 Elm Road NE, Warren, OH	Leased
8226 East Market Street, Howland, OH	Owned subject to land lease
4460 Mahoning Avenue NW, Warren, OH	Owned
325 S. High Street, Cortland, OH	Owned
7290 Sharon-Warren Road, Brookfield, OH	Owned
6002 Warren-Youngstown Road, Niles, OH	Leased
486 Boardman-Canfield Road, Boardman, OH	Leased
5220 Mahoning Avenue, Suite A, Austintown, OH	Leased
999 East Main Street, Ravenna, OH	Owned
4183 Tallmadge Road, Rootstown, OH	Owned
24725 West Twelve Mile Road, Southfield, MI	Leased
26336 West Twelve Mile Road, Southfield, MI	Leased
479 Old South Woodward, Birmingham, MI	Leased
755 West Big Beaver Road, #101, Troy, MI	Leased
20247 Mack Avenue, Grosse Pointe Woods, MI	Owned
352 West Main Street, Canfield, OH	Leased

Loan Production Offices, First Place Bank
301 East High Street, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
7887 Washington Village Blvd., Centerville, OH	Leased
8228 East Market Street, Howland, OH	Leased
1275 Boardman-Poland Road, Youngstown, OH	Leased from First Place Holdings
29225 Chagrin Blvd., Suite 105, Pepper Pike, OH	Leased
1080 Nimitzview Drive, #100, Cincinnati, OH	Leased
4540 Heatherdowns Blvd., #101, Toledo, OH	Leased
8195 South Saginaw Street, Grand Blanc, MI	Leased
41740 Six Mile Road, Suite 100, Northville, MI	Leased
1340 Corporate Park Drive, Suite 100, Hudson, OH	Leased
750 East Washington Street, Medina, OH	Leased
250 Old Wilson Bridge Rd., Worthington, OH	Leased
75 Executive Drive, Suite D, Carmel, IN	Leased
314 N. 120th Avenue, Holland, MI	Leased
3305 Spring Arbor Rd., Suite 500, Jackson, MI	Leased
10440 Blacklick Eastern Rd., Pickerington, OH	Leased

Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, OH	Leased
6150 Enterprise Parkway, Solon, OH	Leased

Other First Place Bank Facilities
159 E. Market Street, Warren, OH	Owned
255 E. Market Street, Warren, OH	Owned
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Leased from First Place Holdings
555 South Woodward Road, Birmingham, MI	Leased
2112 South Avenue, Youngstown, OH	Leased
2100 Niles-Cortland Road, Warren, OH	Leased
1001 High Street, Warren, OH	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Leased from First Place Holdings
8228 East Market Street, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Leased from First Place Holdings
8230 East Market Street, Warren, OH	Leased
2 South Broad Street, Canfield, OH	Leased from First Place Bank
11 East Park Avenue, Columbiana, OH	Leased
4677 Mahoning, Avenue, Champion, OH	Leased
153 E. Market Street, Warren, OH	Leased

APB Financial Group, Ltd.
15001 Perry Highway, Warrendale, PA	Leased

American Pension Benefits, Inc.
15001 Perry Highway, Warrendale, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Leased from First Place Holdings
8228 East Market Street, Warren, OH	Leased

Item 3. Legal Proceedings

From time to time, the Company is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, the Company is not involved in any material legal proceedings, the outcome of which would have a material impact on the financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2005 there were 15,057,719 shares outstanding held by approximately 7,059 shareholders of record.

Information on treasury stock purchases during the fourth quarter of fiscal 2005 follows.

Company Purchases of Common Stock for the Quarter Ended June 30, 2005

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As a Part of Publicly Announced Plan	Maximum Number Of Shares That May Yet Be Purchased Under the Plan
April 1, 2005 - April 30, 2005	40,864	$18.30	40,864	452,392
May 1, 2005 - May 31, 2005	1,480	$17.95	1,480	450,912
June 1, 2005 - June 30, 2005	—	—	—	450,912

Total	42,344	$18.29	42,344

All of the purchases summarized above were made pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 15, 2005. This program provided for the repurchase of up to a maximum of 500,000 shares and is in force through March 15, 2006. During the fourth quarter of fiscal 2005, 42,344 shares were purchased, leaving 450,912 shares available to be purchased under the existing Board authorization.

Market Prices and Dividends Declared

The common stock of First Place Financial Corp. trades on the NASDAQ Stock Market under the symbol “FPFC”. The table below shows the quarterly reported high and low sale prices of the common stock and cash dividends per share declared during the years ended June 30, 2005 and 2004. The Company does not anticipate any change in the dividend rate at this time.

June 30, 2005:	High	Low	Dividends
First quarter	$20.28	$16.65	$0.14
Second quarter	23.27	18.64	0.14
Third quarter	23.08	18.01	0.14
Fourth quarter	21.13	16.66	0.14

June 30, 2004:
First quarter	$19.36	$16.51	$0.14
Second quarter	20.00	17.36	0.14
Third quarter	20.00	17.62	0.14
Fourth quarter	18.67	16.44	0.14

Item 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with our historical consolidated financial statements and related notes included in Item 8 hereof and “Management Discussion and Analysis of Financial Condition and Results of Operation” included in Item 7 hereof.

Selected Financial and Other Data

	At June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$2,498,943	$2,247,080	$1,558,613	$1,590,935	$1,592,787
Loans receivable, net	1,812,855	1,483,993	891,842	896,541	996,586
Loans held for sale	145,053	47,465	65,695	16,471	14,259
Allowance for loan losses	18,266	16,528	9,603	9,456	9,757
Nonperforming assets	15,611	14,643	13,774	12,566	15,384
Securities available for sale	296,314	378,248	346,429	462,927	415,270
Deposits	1,709,339	1,548,011	1,108,450	1,061,393	1,018,829
Borrowings	486,135	414,249	235,952	247,546	263,528
Repurchase agreements	36,946	31,108	9,547	63,705	91,064
Total shareholders’ equity	236,656	223,110	182,681	185,275	194,036

	For the Years Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Summary of Earnings:
Total interest income	$121,502	$85,773	$87,394	$105,073	$98,018
Total interest expense	49,490	37,605	43,296	60,421	59,463

Net interest income	72,012	48,168	44,098	44,652	38,555
Provision for loan losses	3,509	4,896	2,864	2,990	3,125

Net interest income after provision for loan losses	68,503	43,272	41,234	41,662	35,430
Total noninterest income (1) (2)	19,879	22,510	20,207	15,007	3,020
Total noninterest expense (3) (4)	61,494	45,333	36,723	32,648	30,224

Income before income tax and minority interest	26,888	20,449	24,718	24,021	8,226
Provision for income tax	7,898	6,214	7,947	7,812	1,912
Minority interest in income (loss) of consolidated subsidiary	52	84	79	(21)	—

Net income	$18,938	$14,151	$16,692	$16,230	$6,314

(1)	For the year ended June 30, 2001, noninterest income included $4.8 million in restructuring losses associated with the merger with FFY Financial Corp.
(2)	For the year ended June 30, 2005, noninterest income included a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds.
(3)	For the year ended June 30, 2001, noninterest expense included merger, integration and restructuring charges of $3.9 million for the merger with FFY Financial Corp.
(4)	For the year ended June 30, 2004, noninterest expense included merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp Inc.

	For the Years Ended June 30,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on average assets	0.79%	0.83%	1.08%	0.99%	0.47%
Return on average equity	8.29	7.46	9.23	8.54	3.70
Interest rate spread	2.97	2.99	2.98	2.61	2.54
Net interest margin, fully taxable equivalent	3.33	3.20	3.21	3.01	3.16
Noninterest expense to average assets	2.57	2.65	2.38	1.99	2.26
Efficiency ratio	66.28	63.28	56.24	54.49	67.68
Average interest-earning assets to average interest bearing liabilities	116.02	108.27	108.69	110.38	113.11
Dividend payout ratio	43.08	51.38	38.76	43.10	64.81
Capital Ratios:
Equity to total assets at end of period	9.47	9.93	11.72	11.65	12.19
Average equity to average assets	9.55	11.09	11.74	11.61	12.79
Tangible capital to adjusted total assets (2)	7.14	7.25	8.20	8.27	7.94
Tier 1 capital to adjusted total assets (2)	7.14	7.25	8.20	8.27	7.94
Tier 1 capital to risk weighted assets (2)	9.60	10.48	13.12	14.89	12.43
Total capital to risk weighted assets (2)	10.61	12.07	14.03	15.97	13.05
Asset Quality Ratios:
Nonperforming assets as a percent of total assets	0.62	0.65	0.88	0.79	0.97
Allowance for loan losses as a percent of loans	1.00	1.10	1.07	1.04	0.97
Net charge-offs to average loans	0.11	0.23	0.29	0.33	0.40
Allowance for loan losses as a percent of nonperforming loans	144.91	142.01	75.15	81.11	67.60
Per Share Data:
Basic earnings per share	$1.32	$1.11	$1.31	$1.18	$0.54
Diluted earnings per share	1.30	1.09	1.29	1.16	0.54
Dividends declared per common share	.56	0.56	0.50	0.50	0.35
Tangible book value per share at year end	11.07	9.83	11.97	11.56	11.39

(1)	For the year ended June 30, 2001, the ratios include $4.8 million in restructuring losses and $3.9 million in merger, integration and restructuring charges associated with the merger with FFY Financial Corp. For the year ended June 30, 2004, the ratios include $2.2 million in merger, integration and restructuring charges associated with the merger with Franklin Bancorp Inc. For the year ended June 30, 2005, the ratios include a charge of $5.2 million for other-than-temporary impairment of securities and $1.0 million in nontaxable life insurance proceeds.
(2)	Regulatory capital ratios as of June 30, 2004 are the combined ratios for First Place Bank and Franklin Bank. For other periods regulatory capital ratios are for First Place Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

First Place Financial Corp. (Company) was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association in December 1998. First Federal Savings Association of Warren originally opened for business in 1922.

On May 12, 2000, the Company acquired The Ravenna Savings Bank (Ravenna) in a tax-free exchange accounted for as a purchase. The Company reissued treasury stock valued at $23.9 million on the date the transaction was consummated to acquire all of the outstanding shares of Ravenna. At the date of acquisition, Ravenna was merged into the Bank.

On December 22, 2000, the Company completed a merger of equals transaction with FFY Financial Corp. (FFY). FFY was merged into the Company, and FFY’s thrift subsidiary, FFY Bank, was merged into the Bank. FFY bank was originally established as Equity Savings and Loan in 1900. The Company issued 6,887,022 shares of common stock valued at approximately $68.3 million in the transaction with FFY. The transaction was recorded as a purchase and, accordingly, the operating results of FFY have been included in the Company’s consolidated financial statements since the date of acquisition.

The Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank as part of the merger transaction with FFY.

On May 28, 2004, the Company acquired 100% of the common stock of Franklin Bancorp Inc. (Franklin) and merged Franklin into the Company. The consideration for the Franklin common stock was approximately 50% cash based on $21.00 for each share of Franklin common stock and 50% common stock of the Company exchanged at a ratio of 1.137 shares of First Place Financial Corp. common stock for each share of Franklin common stock. The cash consideration was approximately $39.8 million and the stock consideration consisted of approximately 2,156,000 shares of First Place Financial Corp. common stock valued at $40.8 million. Concurrent with the merger, Franklin’s wholly-owned subsidiary, Franklin Bank N.A., converted from a national bank to a federally chartered savings bank. As of June 30, 2004, both the Bank and Franklin Bank were wholly-owned subsidiaries of the Company. Effective July 2, 2004, First Place Bank and Franklin Bank were merged into a single federally-chartered stock savings bank. That institution has retained the name of First Place Bank. The Bank’s Michigan banking business, however, operates as a separate division of First Place Bank under the name Franklin Bank.

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates 26 retail locations, 2 business financial centers and 15 loan production offices located in Ohio and Michigan and Indiana.

Management’s discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and footnotes.

Forward-Looking Statements

When used in this Annual Report, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General. Assets at June 30, 2005 totaled $2.499 billion compared to $2.247 billion at June 30, 2004, an increase of $252 million or 11.2%. Asset growth was driven by loan growth during the fiscal year. This growth was primarily funded by deposit growth and to a lesser extent by an increase in borrowings and a decrease in securities. Growth in both loans and deposits resulted from offering an expanded line of products over a wider geographic area resulting from the Franklin merger and the expansion of loan production offices to business financial centers in the Cleveland, Ohio market. We anticipate that future growth will come from a combination of increasing market share in existing markets, the addition of new retail branches, the conversion of loan production offices to business financial centers and acquisitions. Growth by acquisition will be subject to the availability and pricing of appropriate acquisition partners.

Interest-bearing deposits in other banks. The interest-bearing deposits in other banks of $44 million as of June 30, 2004 represented overnight deposits of Franklin Bank. After Franklin Bank was merged with First Place Bank on July 2, 2004 these funds were immediately used to reduce overnight borrowings of First Place Bank. The Company has been a net borrower of overnight funds during the remainder of the current fiscal year.

Loans held for sale. Loans held for sale totaled $145 million at June 30, 2005, an increase of $98 million or 206% from $47 million at June 30, 2004. The increase in loans held for sale was due to a higher level of loan closings in June 2005 than in June 2004 and because a higher proportion of loans closed were originated for sale in June 2005 than in June 2004. During fiscal 2005, the Company sought out and found buyers for loans that were not readily saleable to Fannie Mae or Freddie Mac. This enabled the company to sell a greater proportion of residential mortgage loans originated in fiscal 2005 compared with prior years. Management anticipates that it will continue to sell a high proportion of residential loans originated, and expects that loans held for sale will average in excess of $100 million during fiscal 2006.

Loans. Total loans increased $330 million to $1.831 billion at June 30, 2005 from $1.501 billion at June 30, 2004. The increase by type of loan included increases of $38 million in one-to-four family residential real estate loans, $208 million in commercial loans and $84 million in consumer loans. At June 30, 2004, the loan portfolio was 53% residential real estate loans, 33% commercial loans and 14% consumer loans. At June 30, 2005, the loan portfolio was 45% residential real estate loans, 39% commercial loans and 16% consumer loans. The Company intends to continue to increase commercial loans relative to residential real estate loans in order to increase the diversity of the loan portfolio.

The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loans and some adjustable-rate residential loans. During fiscal 2005, the company originated $1.387 billion in one-to-four family residential loans and sold $0.997 billion compared to originations of $1.292 billion and sales of $0.866 billion in fiscal 2004. This increase was achieved through the addition of a loan production office in Jackson, Michigan, increases in the volume of activity in loan production offices opened in fiscal 2004 and the hiring of additional commissioned loan officers.

Nonperforming Assets. Nonperforming assets consist of loans past due greater than 90 days, nonaccrual loans, restructured loans and repossessed assets. There were no loans at June 30, 2005 or at June 30, 2004 past due greater than 90 days and still accruing interest. Nonperforming assets totaled $15.6 million at June 30, 2005, compared with $14.6 million at June 30, 2004. While nonperforming assets increased $1 million during fiscal 2005, the ratio of nonperforming assets to total assets decreased to 0.62% at June 30, 2005, from 0.65% at June 30, 2004. At June 30, 2005, nonperforming assets consisted of $12.6 million in nonperforming loans and $3.0 million in repossessed assets. At June 30, 2004, nonperforming assets consisted of $11.6 million in nonperforming loans, and $3.0 million of repossessed assets.

Allowance for Loan Losses. The allowance for loan losses represents management’s assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrant recognition in providing for an appropriate loan loss allowance. In addition to the analysis and procedures just described, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans.

Loans 30 days or more delinquent totaled $19.6 million as of June 30, 2005 and $17.7 million as of June 30, 2004. Loans 30 or more days delinquent as a percent of net loans were 1.07% as June 30, 2005 and 1.19% as of June 30, 2004. Nonperforming loans followed a similar pattern. Nonperforming loans at June 30, 2005 were $12.6 million at June 30, 2005, an increase of $1.0 million from $11.6 million at June 30, 2004. Over the same period nonperforming loans as a percent of total loans declined to 0.69% from 0.78%. Net charge-offs for fiscal 2005 totaled $1.8 million compared with $2.5 million for the fiscal 2004. The change in the allowance was consistent with the changes in delinquencies and nonperforming loans. The allowance for loan losses as a percent of loans also declined to 1.00% at June 30, 2005, compared with 1.10% at June 30, 2004. At June 30, 2005, the allowance for loan losses was $18.3 million, an increase of $1.8 million or 10.5% compared with $16.5 million as of June 30, 2004.

Securities. The securities portfolio decreased $82 million to $296 million at June 30, 2005, from $378 million at June 30, 2004. The change in securities included $108 million in payments and maturities, $50 million in sales, $78 million in purchases, $5 million in impairment charges and $6 million in other activity. See the Noninterest Income section of the Comparison of Results of Operations for Years Ended June 30, 2005 and 2004, for further discussion of the impairment charges. The Company intentionally reduced the size of the investment portfolio in order to fund additional growth in new loans. Loans generally carry higher yields than securities and this change in the asset mix to include relatively more loans and less securities had a positive effect on the earning asset yield and net interest income. Further significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and Management believes, at this time, that all impairment in the securities portfolio is temporary.

Deposits. Total deposits were $1.709 billion at June 30, 2005, an increase of $161 million, compared to $1.548 billion at June 30, 2004. The net change by deposit category included a $4 million decrease in noninterest-bearing checking, a $9 million increase in interest-bearing checking, a $54 million increase in savings accounts, a $15 million decrease in money market accounts and a $117 million increase in certificates of deposit. The growth in certificates of deposit included $86 million of growth in brokered deposits and $31 million in growth from the retail branch system. At June 30, 2005 the Company had $95 million in brokered deposits with original maturities ranging from nine to forty-two months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings. Borrowings increased $72 million or 18.8% to $455 million at June 30, 2005 compared with $383 million at June 30, 2004. The growth in borrowings included $52 million in short-term borrowings and $20 million in long-term borrowings. The Company uses borrowings as part of its liquidity management, cash flow, and asset/liability management and considers borrowings to be part of a diversified funding strategy. Borrowings are an alternative to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.

Capital Resources. Total shareholders’ equity increased $14 million to $237 million at June 30, 2005, compared with $223 million at June 30, 2004. This increase was primarily composed of $23 million in comprehensive income reduced by $8 million of cash dividends and $4 million for treasury stock purchases. Stock issued in connection with benefit plans accounted for the remainder of the increase. The Company’s Board of Directors authorized stock repurchase programs in March 2005 and March 2004 for the repurchase of up to 500,000 shares and 750,000 shares, respectively, of the Company’s common stock over a 12-month period in open market transactions or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission. During fiscal 2005, the Company repurchased 236,488 shares at an average price of $18.11. At June 30, 2005, there were 450,912 shares remaining under the stock buy-back program approved in March 2005. Stock repurchase programs are a component of the Company’s strategy to invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2005, the Bank’s capital levels were above the levels required to be well capitalized. See the Liquidity section of this report for a discussion of dividends as a source of funding for the holding Company and dividend restrictions imposed on the Bank by the OTS.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations. The Company uses a variety of funding sources to finance its earning assets and other activities. These contractual obligations have various terms and maturities that may require the outlay of cash in the future. The Company also enters into contracts such as lease obligations or purchase obligations that commit the Company to make future payments for the acquisition of goods or services needed for the normal conduct of its business. The following table summarizes those obligations as of June 30, 2005 by type and by payment date. The amounts represent the amounts contractually due and do not include any interest, premiums, discounts or other similar carrying value adjustments. Additional information on the terms of these obligations can be found in the referenced note to the consolidated financial statements. Dollars are in thousands.

	Financial Statement Footnote Reference	Less Than One year	One to Three Years	Three to To Five Years	Over Five Years	Total
Funding Obligations
Deposits without a stated maturity		$982,951	$—	$—	$—	$982,951
Certificates of deposit	9	399,511	276,022	49,676	1,179	726,388
Securities sold under agreement to repurchase	10	14,196	15,750	7,000	—	36,946
Borrowings	11	268,272	25,750	103,500	57,684	455,206
Junior subordinated debentures	12	—	—	—	30,929	30,929

Total Funding Obligations		1,664,930	317,522	160,176	88,792	2,232,420

Other Obligations
Lease obligations	7	2,100	3,059	2,062	315	7,536
Purchase obligations		540	990	—	—	1,530

Total Other Obligation		2,640	4,049	2,062	315	9,066

Total Contractual Obligations		$1,667,570	$321,571	$162,238	$90,107	$2,241,486

Off-Balance-Sheet Arrangements. In the normal course of business, the Company enters into arrangements that are not included in the statements of financial position. They include commitments to make loans, commitments to sell loans, guarantees under letters of credit, interests in securities or derivatives used to hedge the value of loans held for sale and the use of wholly-owned unconsolidated special purpose entities that act as trusts to facilitate the sale of debt securities to the public.

As a lending institution, the Company makes commitments to lend money before loans are disbursed in order to serve the needs of borrowers. At June 30, 2005, the Company had commitments to make loans totaling $141 million and these loan commitments are similar in form and terms to loans already recorded on the books. They are underwritten using the same policies and criteria the Company uses to underwrite loans. Therefore, these commitments do not present credit risks that are different from the credit risks in the existing loan portfolio. The Company does have interest rate risk on loan commitments and loans held for sale between the time a rate commitment is made to the borrower and the time the company contracts for the sale of the loan. This risk is minimized by issuing commitments to sell loans or mortgage-backed securities to offset this interest rate risk. At June 30, 2005, the Company had $130 million in mortgage loan commitments that are in the form of obligations to sell mortgage backed securities of like maturity and coupon to the loan commitments. In addition, the Company has a funding obligation represented by $230 million in unused lines and letters of credit and $192 million in construction loan funds approved that the borrower has not requested be advanced.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria as commercial loans. Therefore, these standby letters of credit represent the same risk to the Company as a loan to that commercial loan customer would. At June 30, 2005, the Company had $4 million in standby letters of credit outstanding with an average remaining term of 7 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of this obligation has been recorded in the form of unearned fees.

In December 2003, the Company formed two affiliated trusts that issued $30.0 million of Guaranteed Capital Trust Securities. These affiliates used the equity capital from the Company and the proceeds of the Guaranteed Capital Trust Securities to purchase $30.9 million in Junior Subordinated Deferrable Interest Debentures from the Company. The affiliates have no other operations. Based on the structure, nature and purpose of these affiliated trusts, the Company has accounted for them using the equity method, and therefore they have not been included in the consolidated financial statements. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see the discussion of Financial Instruments with Off-Balance-Sheet Risk in Notes 1 and 17 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for Years Ended June 30, 2005 and 2004

General. The Company recorded net income for the year ended June 30, 2005 of $18.9 million, an increase of 33.8% or $4.8 million, from net income of $14.2 million for the year ended June 30, 2004. Diluted earnings per share for the year ended June 30, 2005 were $1.30, an increase of 19.3% compared to $1.09 for the year ended June 30, 2004. The increases in net income and diluted earnings per share were due primarily to increased assets and earnings related to the May 28, 2004 acquisition of Franklin Bancorp, Inc. For fiscal 2005, returns on average equity (ROE) and average assets (ROA) were 8.29% and 0.79%, respectively, compared to 7.46% and 0.83% for fiscal 2004.

Net interest income, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of activity in interest rate over the past two years is helpful in understanding changes in volumes and the levels of certain income statement categories. The chart below indicates the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year treasury bond rate and the target federal funds rate.

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate
06/30/2003	3.54%	1.00%
09/30/2003	3.96%	1.00%
12/31/2003	4.27%	1.00%
03/31/2004	3.86%	1.00%
06/30/2004	4.62%	1.00%
09/30/2004	4.14%	1.75%
12/31/2004	4.24%	2.25%
03/31/2005	4.50%	2.75%
06/30/2005	3.94%	3.25%

While long-term rates, represented by the 10-year U.S. treasury rate, have fluctuated primarily between 3.90% and 4.50% over the past two years, short-term rates, as represented by the targeted federal funds rate, were stable during fiscal 2004 and rose steadily during fiscal 2005, increasing 225 basis points over the course of the year. As a result the yield curve, which was relatively stable during fiscal 2004, became progressively flatter throughout fiscal 2005.

Net Interest Income. The table in the section titled Average Balances, Interest Rates, and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statement of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2005 totaled $121.5 million, an increase of $35.7 million from $85.8 million for the year ended June 30, 2004. Interest income on loans totaled $107.1 million for the year ended June 30, 2005 compared to $71.9 million for the year ended June 30, 2004, an increase of $35.2 million. The increase in interest income on loans was primarily due to an increase of $646.3 million in the average balance of loans partially offset by a reduction in the average yield on loans of 0.25% to 5.91% for fiscal 2005 compared to 6.16% for the prior fiscal year. The increase in average loan balances was primarily due to including a full year of the loans of the Franklin Division of First Place Bank in fiscal 2005 compared to one month in fiscal 2004. The yield on loans declined as we continued to experience the payoff of older high rate mortgage loans. That decline was partially offset by increases in the yields on commercial and consumer loans due to increases on the prime lending rate during fiscal 2005. Interest income on securities decreased $0.1 million and totaled $13.9 million for the year ended June 30, 2005 compared to $13.8 million for the prior year. The increase in interest income on mortgage-backed and other securities was due to a 7 basis point increase in the average rate, partially offset by a $3.7 million decrease in the average balance.

Interest expense for the year ended June 30, 2005 was $49.5 million, an increase of $11.9 million from $37.6 million for the prior year ended June 30, 2004. Interest expense on deposits increased by $4.6 million to $29.8 million for the year ended June 30, 2005 from $25.2 million for the year ended June 30, 2004 primarily due to the increase in average balances net of a small benefit from a decrease in the average cost of deposits. Average interest-bearing deposit balances increased $275.5 million to $1.364 billion for the year ended June 30, 2005 compared to $1,089.2 million for the year ended June 30, 2004. The increase in interest expense on deposits was primarily due to including a full year of the deposits of the Franklin Division of First Place Bank in fiscal 2005 compared to one month in fiscal 2004. The average cost of deposits declined 13 basis points to 2.19% for fiscal 2005 compared with 2.32% for the previous year. That decline was due to the maturity of older high rate certificates of deposit partially offset by increases in the cost of checking, savings and money market accounts. Interest expense on short-term borrowings increased $4.0 million to $5.9 million from $1.9 million for the prior year primarily due to increases in short-term interest rates during fiscal 2005 and to a lesser extent due to increases in the average balance of short-term borrowings. Interest expense on long-term borrowings increased $3.2 million and was $13.7 million for the year ended June 30, 2005, from $10.5 million for the prior year. The increase was primarily due to an increase of $96.9 million in the average balance of long-term borrowings partially offset by a 131 basis point decrease in the average cost of long-term borrowings. The cost of long-term borrowings includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through 2010. Interest rate swap amortization expense was $2.3 million for fiscal 2005 compared with $2.6 million for fiscal 2004. The decline in the interest rate swap amortization accounted for 10 basis points of the 131 basis point decline in the cost of long-term borrowings. Scheduled interest rate swap amortization for fiscal 2006 is $1.2 million. Additional information can be found in the notes to the consolidated financial statements.

Net interest income for the year ended June 30, 2005 totaled $72.0 million versus $48.2 million for the year ended June 30, 2004, an increase of $23.8 million. This increase was primarily due to a $649.1 million increase in interest-earning assets which was primarily due to the addition of assets from the Franklin acquisition. Both asset yields and liability costs declined slightly during fiscal 2005 as older loans and certificates of deposits matured or were paid off and were replaced by new instruments at lower interest rates. The net result was a 2 basis point decrease in the interest rate spread. The net interest margin increased 13 basis points to 3.33% for fiscal 2005 compared with 3.20% for fiscal 2004. The increase in the margin was primarily due to the increase in noninterest-bearing checking accounts of $180.4 million to an average balance of $241.0 for fiscal 2005 compared with $60.6 for fiscal 2004 which was also primarily due to the Franklin acquisition.

Average Balances, Interest Rates and Yields. The following table presents for the periods indicated the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

Year ended June 30,	2005
	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Loans and loans held for sale (1)	$1,815,545	$107,232	5.91%
Securities and interest-bearing deposits (1) (2)	340,954	13,856	4.06
Federal Home Loan Bank stock	29,902	1,296	4.33

Total interest-earning assets	2,186,401	122,384	5.60
Noninterest-earning assets
Cash and due from banks	64,456
Allowance for loan losses	(17,295)
Other assets	156,037

Total assets	$2,389,599

Liabilities
Interest-bearing liabilities:
Deposits
Checking accounts	$131,691	$574	0.44%
Savings and money market accounts	592,939	8,233	1.39
Certificates of deposit	639,894	21,045	3.29

Total deposits	1,364,524	29,852	2.19
Borrowings
Short-term	267,679	5,927	2.21
Long-term	252,240	13,711	5.44

Total interest-bearing liabilities	1,884,443	49,490	2.63
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	241,017
Other liabilities	35,824

Total liabilities	2,161,284
Shareholders’ equity	228,315

Total liabilities and shareholders equity	$2,389,599

Fully tax-equivalent net interest income		72,894

Interest rate spread			2.97%

Net interest margin			3.33%

Average interest-earning assets to average interest-bearing liabilities			116.02%

Tax-equivalent adjustment		882

Net interest income		$72,012

(1)	Average yields are stated on a fully taxable equivalent basis.
(2)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

	2004			2003
Year ended June 30,	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Loans and loans held for sale (1)	$1,169,251	$72,031	6.16%	$969,692	$69,871	7.21%
Securities and interest-bearing deposits (1) (2)	344,688	13,768	3.99	411,113	17,565	4.27
Federal Home Loan Bank stock	23,371	938	4.01	21,937	945	4.31

Total interest-earning assets	1,537,310	86,737	5.64	1,402,742	88,381	6.33
Noninterest-earning assets
Cash and due from banks	35,741			35,659
Allowance for loan losses	(11,163)			(9,502)
Other assets	149,400			111,136

Total assets	$1,711,288			$1,540,035

Liabilities
Interest-bearing liabilities:
Deposits
Checking accounts	$87,398	$304	0.35%	$75,009	$194	0.26%
Savings and money market accounts	443,890	5,418	1.22	407,367	6,754	1.66
Certificates of deposit	557,746	19,517	3.50	574,803	23,822	4.14

Total deposits	1,089,034	25,239	2.32	1,057,179	30,770	2.91
Borrowings
Short-term	175,581	1,880	1.07	62,171	1,230	1.98
Long-term	155,312	10,486	6.75	171,259	11,296	6.60

Total interest-bearing liabilities	1,419,927	37,605	2.65	1,290,609	43,296	3.35
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	60,647			36,622
Other liabilities	41,016			32,027

Total liabilities	1,521,590			1,359,258
Shareholders’ equity	189,698			180,777

Total liabilities and shareholders equity	$1,711,288			$1,540,035

Fully tax-equivalent net interest income		49,132			45,085

Interest rate spread			2.99%			2.98%

Net interest margin			3.20%			3.21%

Average interest-earning assets to average interest-bearing liabilities			108.27%			108.69%

Tax-equivalent adjustment		964			987

Net interest income		$48,168			$44,098

Rate/Volume Analysis of Net Interest Income. The following table presents the dollar amount of changes in fully tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year ended June 30, 2005 Compared to Year Ended June 30, 2004			Year ended June 30, 2004 Compared to Year Ended June 30, 2003
	Volume	Increase (Decrease) Due to Rate	Net	Volume	Increase (Decrease) Due to Rate	Net
	(Dollars in thousands)
Interest-Earning Assets
Loans and loans held for sale	$38,239	$(3,038)	$35,201	$13,190	$(11,030)	$2,160
Securities and interest-bearing deposits	(151)	239	88	(2,701)	(1,096)	(3,797)
Federal Home Loan Bank stock	278	80	358	61	(68)	(7)

Total interest-earning assets	38,366	(2,719)	35,647	10,550	(12,194)	(1,644)

Interest-Bearing Liabilities
Checking accounts	179	91	270	35	75	110
Savings and money market accounts	1,989	826	2,815	568	(1,904)	(1,336)
Certificate of deposit	2,750	(1,222)	1,528	(693)	(3,612)	(4,305)
Short-term borrowings	1,335	2,712	4,047	1,423	(773)	650
Long-term borrowings	5,564	(2,339)	3,225	(1,064)	254	(810)

Total interest-bearing liabilities	11,817	(68)	11,885	269	(5,960)	(5,691)

Net change in net interest income	$26,549	$(2,787)	$23,762	$10,281	$(6,234)	$4,047

Provision for Loan Losses. The provision for loan losses was $3.5 million for fiscal 2005, which was a decrease of $1.4 million from $4.9 million for fiscal 2004. Net charge-offs declined $0.7 million to $1.8 million for fiscal 2005 from $2.5 million for fiscal 2004. Net charge-offs as a percent of average loans decreased to 0.11% for fiscal 2005 compared with 0.23% for fiscal 2004. Taken together the provision and net charge-offs for fiscal 2005 resulted in an increase of $1.8 million or 10.5% in the allowance for loan losses to $18.3 million at June 30, 2005 compared with $16.5 million at June 30, 2004. The allowance for loan losses as a percent of loans declined to 1.00% at June 30, 2005 from 1.10% a year earlier. This was consistent with the change in nonperforming loans which increased on an absolute basis, but declined as a percent of loans.

Noninterest Income. Noninterest income decreased 11.7% to $19.9 million in the year ended June 30, 2005 from $22.5 million for the prior year ended June 30, 2004. The decrease was due primarily to a charge for other-than-temporary impairment of securities and a decline in the gain on the sale of loans partially offset by increases in service charges and other income generated by the Bank.

In December 2004 the Company recorded a $5.2 million pretax charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock. When the market value of a security remains significantly below amortized cost (impairment) for an extended period of time, generally accepted accounting principles require a company to make a determination whether that impairment is temporary or other-than-temporary. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other than temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

The Freddie Mac and Fannie Mae preferred stocks owned by the Company had been impaired for approximately three years. In order to determine the nature of that impairment the following factors were considered:

•	The likelihood that changes in interest rates would result in a recovery of impairment;

•	The Company’s expectation for the direction and the magnitude of changes in interest rates;

•	The level of confidence associated with the Company’s expectation of future interest rates;

•	Current ratings of Fannie Mae and Freddie Mac securities outstanding;

•	Alternative competing investments current available in the market;

•	Public knowledge about current operations at Freddie Mac and Fannie Mae;

•	The political climate in which these agencies operate; and

•	The length of time these securities have already been impaired.

Our investigation of these issues revealed the following information about relevant events between September 30, 2004 and December 31, 2004:

•	In December 2004 the Securities and Exchange Commission recommended that Fannie Mae restate their financial statements to comply with Statements of Financial Accounting Standards Nos. 91 and 133;

•	In December 2004 the Office of Federal Housing Enterprise Oversight indicated that Fannie Mae was significantly undercapitalized as of September 30, 2004 as a result of accounting mistakes;

•	Fannie Mae had accepted the retirement of its CEO, the resignation of its CFO and had changed auditors all between December 1, 2004 and December 31, 2004;

•	Between September 30, 2004 and December 31, 2004, the impaired securities declined $1.1 million value in market value, which represented a 6.6% decline in value even though the rates the securities are indexed to went up; and

•	In December 2004 Senators Sununu, Hagel and Dole called for changes in the regulatory oversight of Fannie Mae and Freddie Mac based on Fannie Mae’s recent problems with their financial statements and based on Freddie Mac’s financial reporting problems in 2003.

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

Noninterest income also declined due to a decline in the net gains on sale of loans. Net gains on the sale of loans were $5.9 million in fiscal 2005, a decrease of 31.0% from $8.5 million in fiscal 2004. Gains in fiscal 2005 averaged 59 basis points on $997 million in sales compared with 94 basis points on $905 million of loan sales in fiscal 2004.

The most significant difference between fiscal 2004 and 2005 was that the first quarter of fiscal 2004 was a very favorable market to originate and sell residential mortgage loans. Interest rates were at 40 year lows and refinance activity was at record high levels. During that quarter, the Company realized gains on the sale of loans of $4.0 million on sales of $184 million of loans or an average of 216 basis points. During the remaining nine months of fiscal 2004, the Company realized gains of $4.5 million on sales of $721 million or an average gain of 62 basis points.

Service charges and fees on deposit accounts increased 56.5% or $3.3 million to $9.1 million for fiscal 2005 compared with $5.8 million for fiscal 2004. This increase was due to increases in checking account and ATM fees that grew primarily due to the increase in checking accounts from the Franklin acquisition. Other income – bank increased 199.5% or $2.1 million to $3.1 million for fiscal 2005 compared with $1.0 million for fiscal 2004. Half of the increase was a payment of $1.0 million, which represented the tax-free proceeds of a life insurance policy on a former Company executive. The remainder was related to new banking services or an expansion in the level of existing services primarily due to the Franklin acquisition. Loan servicing income was $38,000 for fiscal 2005 which represented a $27,000 increase over fiscal 2004. While these amounts were not significant when compared to net income in fiscal 2005 or fiscal 2004 the loan servicing operation is significant because it is sensitive to changes in interest rates and has the potential to have a significant impact on net income in fiscal 2006 and future years. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Historically low interest rates over the past three years and volatility in rates recently have resulted in the increased variability of loan servicing income on a quarterly basis in spite of the lack of change between the current and prior fiscal years. The table below shows how the change in the impairment of MSRs impacts loan servicing income.

	Year ended June 30,
	2005	2004
Loan servicing income (loss)
Loan servicing revenue net of amortization	$379	$(2,088)
Change in impairment of MSRs	(341)	2,099

Total loan servicing income (loss)	$38	$11

The reduction of the loss in loan servicing revenue net of amortization in the current year compared to the prior year was due to a slowdown in amortization of servicing rights due to loan payoffs. The change in impairment was due to long-term interest rates being significantly lower at June 30, 2005 than they were at June 30, 2004 whereas they were significantly higher at June 30, 2004 than they were at June 30, 2003. The remaining allowance for impairment of MSRs at June 30, 2005 was $0.7 million.

Net gains on sale of securities were $0.1 million for fiscal 2005 compared with $0.5 million for fiscal 2004. Securities may be sold to generate changes in liquidity, interest rate risk or maximize total returns on securities or minimize losses on securities in anticipation of changes in interest rates. The company does not anticipate that gains on the sale of securities are currently or will be a significant component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Noninterest Expense. Noninterest expense for the year ended June 30, 2005 totaled $61.5 million compared to $45.3 million for the year ended June 30, 2004, an increase of $16.2 million or 35.6%. The Company has undertaken a number of expansion initiatives over the past two years which have resulted in increases in noninterest expense. These initiatives have also resulted in significant increases in net interest income, service charge income and commercial loan originations. The most significant initiative was the acquisition of Franklin Bancorp Inc. on May 28, 2004. The acquisition was accounted for as a purchase. Therefore, the operating expenses of Franklin are included in the consolidated financial statements beginning with the date of acquisition. Other initiatives during fiscal 2005 include expansion of the North Olmsted, Ohio loan production office to a business financial center, and the addition of loan production offices in Carmel, Indiana and in Northville, Jackson and Holland, Michigan. These initiatives particularly impacted salaries and benefits and occupancy expenses. Salaries and employee benefits expense increased $7.9 million to $29.6 million for the current fiscal year compared with $21.7 million for the prior year. Occupancy and equipment expenses were $9.7 million for the year ended June 30, 2005, an increase of $3.2 million over expense of $6.5 million for the prior fiscal year. Professional fees were $2.8 million for fiscal 2005 which was an increase of 64.0% or $1.1 million over fiscal 2004. The increase was due to additional independent audit costs and consulting costs to comply with Sarbanes-Oxley Act Section 404, which relates to management’s assessment of internal controls, outsourcing of the internal audit function for the first time in fiscal 2005 and from increased legal costs for delinquent loans as the Company has grown due to the Franklin acquisition. Marketing expense increased $1.1 million or 87.4% due to the Franklin acquisition and due to increased advertising in Ohio to increase market awareness of the First Place name. Franchise tax expense decreased $0.7 million or 36.9% to $1.1 million due to the impact of the Franklin acquisition. Amortization of intangible assets increased $2.6 million or 197.3% due to amortization of the core deposit intangible asset from the Franklin acquisition. Merger, integration and restructuring expense related to the Franklin acquisition was $2.2 million in fiscal 2004 compared to no expense in the current year. Other noninterest expenses increased $2.4 million to $9.7 million for the current fiscal year compared to $7.3 million in the prior year. This increase was also primarily due to the increase in the size of the Company as a result of the Franklin acquisition and other expansion initiatives.

Provision for Income Taxes. Income tax for the current fiscal year was $7.9 million, an increase of $1.7 million from the prior year expense of $6.2 million. The effective tax rate for the current fiscal year was 29.4% compared with 30.4% for the prior fiscal year. The increase in the income tax expense was due to the increase in pretax income. The decrease in the effective tax rate was primarily due to the $1.0 million receipt of life insurance proceeds in the current year which was not subject to income tax.

Comparison of Results of Operations for Years Ended June 30, 2004 and 2003

General. The Company recorded net income for the year ended June 30, 2004 of $14.2 million, a decrease of 15.0% or $2.5 million, from net income of $16.7 million for the year ended June 30, 2003. Diluted earnings per share for the year ended June 30, 2004 were $1.09 a decrease of 15.5% compared to $1.29 for the year ended June 30, 2003. The decrease in net income and earnings per share was due primarily to increases in non-interest expense and the provision for loan losses, which were both impacted by merger related expenses. For fiscal 2004, returns on average equity (ROE) and average assets (ROA) were 7.46% and 0.83%, respectively, compared to 9.23% and 1.08% for fiscal 2003.

Net Interest Income. The table above, in the section titled Average Balances, Interest Rates, and Yields, provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income for the year ended June 30, 2004 totaled $85.8 million a decrease of $1.6 million from $87.4 million for the year ended June 30, 2003. Interest income on loans totaled $71.9 million for the year ended June 30, 2004 compared to $69.7 million for the year ended June 30, 2003, an increase of $2.2 million. The increase in interest income on loans was primarily due to an increase of $199.6 million in the average balance of loans partially offset by a reduction in the average yield on loans of 1.05% to 6.16% for fiscal 2004 compared to 7.21% for the prior fiscal year. The increase in average loan balances was primarily due to the addition of commissioned loan officers, the addition of one new loan production office in fiscal 2004, the addition of three loan production offices in fiscal 2003, which were operating for a full year in fiscal 2004 and to a lesser extent the Franklin acquisition. Interest rates during fiscal 2004 continued to remain at historically low levels resulting in a high level of refinance activity, which reduced the average yield on loans, compared to fiscal 2003. Interest income on securities and interest-bearing deposits decreased $3.8 million and totaled $13.8 million for the year ended June 30, 2004 compared to $17.6 million for the prior year. The decrease in interest income on securities and interest-bearing deposits was due to a $66 million decrease in the average balance along with a 28 basis point decline in average rate.

Interest expense for the year ended June 30, 2004 was $37.6 million, a decrease of $5.7 million from $43.3 million for the prior year ended June 30, 2003. Interest expense on deposits decreased by $5.6 million to $25.2 million for the year ended June 30, 2004 from $30.8 million for the year ended June 30, 2003. The decrease in interest expense on deposits was primarily due to a decline in the average cost of interest-bearing deposits from 2.91% for the prior year ended June 30, 2003 to 2.32% for the year ended June 30, 2004, a decline of 59 basis points. Average interest-bearing deposit balances increased $31.8 million to $1,089.0 million for the year ended June 30, 2004 compared to $1,057.2 million for the year ended June 30, 2003. The increase was due to growth in interest-bearing checking and money market accounts partially offset by a decline in higher-costing time deposits. Interest expense on borrowings declined $0.2 million to $12.3 million from $12.5 million for the prior year primarily due to a reduction in the average cost of borrowings as higher rate instruments matured and were replaced by lower rate instruments. In addition, substantially all of the increase in the average balance occurred in short-term FHLB advances, which significantly lowered the average cost of borrowings. The average cost of borrowings also declined due to a decline in interest rate swap expense of $0.9 million to $2.6 million from $3.5 million in the prior year. The interest rate swaps were redeemed on August 9, 2002 at the fair value of $12.6 million and a loss in other comprehensive income, net of tax, of $8.2 million was recorded that will be amortized to interest expense over the remaining original terms of the individual interest rate swap contracts. The amount amortized to expense in future periods is expected to be less than what the net interest cost would have been in each period under the prevailing lower interest rate environment that existed at the time the interest rate swaps were redeemed. Approximately 60% of this expense will be recognized within the first three fiscal years beginning in the year ended June 30, 2003 with the remainder to be recognized in essentially equal annual increments through fiscal year 2010. Additional information can be found in the notes to the consolidated financial statements.

Net interest income for the year ended June 30, 2004 totaled $48.2 million versus $44.1 million for the year ended June 30, 203, an increase of $4.1 million. This increase was primarily due to a $134.6 million increase in interest-earning assets. Both asset yields and liability costs declined during fiscal 2004 as paid off loans and maturing liabilities were replaced by new instruments at lower interest rates. The Company was able to hold the levels of interest rate spread and net interest margin within one basis point of prior year levels by changing the mix of assets to include relatively more loans and less securities and by utilizing low cost short-term borrowings to finance growth.

Provision for Loan Losses. The provision for loan losses was $4.9 million for fiscal 2004, which was an increase of $2.0 million from fiscal 2003 expense of $2.9 million. The majority of that increase was due to a $1.5 million provision related to the Franklin Bank loan portfolio. That charge was recorded after the merger took place to reflect a change in the approach to managing credit issues at Franklin and to conform Franklin’s practices to those that First Place Bank has used successfully to manage credit risk. The remaining increase of $0.5 million was due to growth in the loan portfolio and a change in the mix of loans to include relatively more commercial loans in fiscal 2004 compared to fiscal 2003.

Noninterest Income. Noninterest income increased 11% to $22.5 million in the year ended June 30, 2004 from $20.2 million for the prior year ended June 30, 2003. The increase was due primarily to an improvement in income from loan servicing. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Historically low interest rates over the prior two years and volatility in rates near the end of fiscal 2004 have resulted in the increased variability of loan servicing income over the past two years. The table below shows how the change in the impairment of MSRs impacts loan servicing income.

	Year ended June 30,
	2004	2003
Loan servicing income (loss)
Loan servicing revenue net of amortization	$(2,088)	$(2,594)
Change in impairment of MSRs	2,099	(2,397)

Total loan servicing income (loss)	$11	$(4,991)

The reduction of the loss in loan servicing revenue net of amortization in the current year compared to the prior year was due to a slowdown in amortization of servicing rights due to loan payoffs. The change in impairment was due to interest rates being significantly higher at June 30, 2004 than they were at June 30, 2003. The effective yield on the ten-year US Treasury note, a primary factor in pricing fixed rate mortgage products, was more that 100 basis points higher at June 30, 2004 compared to June 30, 2003. The remaining allowance for impairment of MSRs at June 30, 2004 was $0.3 million.

Gains from the sale of loans totaled $8.5 million for the 2004 fiscal year, a decline of $4.9 million from $13.4 million in the prior year. Gains in the current year averaged 94 basis points on $905 million of loan sales compared to gains averaging 197 basis points on $680 million of loan sales in the prior year. Sales margins were higher in fiscal 2003 as interest rates were on a downward trend throughout most of the year. Rates have trended upward through fiscal 2004 resulting in a narrowing of margins on the gain on sale of loans. Revenues from non-bank businesses increased $1.2 million for fiscal 2004 compared to fiscal 2003. This was primarily due to including a full year of revenue from two affiliates, APB Financial Group, Ltd. and majority ownership in TitleWorks, LLC both acquired January 2003.

Noninterest Expense. Noninterest expense for the year ended June 30, 2004 totaled $45.3 million compared to $36.7 million for the year ended June 30, 2003, an increase of $8.6 million or 23%. The Company has undertaken a number of expansion initiatives over the past two years which have resulted in significant increases in noninterest expense. These initiatives have also resulted in significant increases in residential loan originations and other non-bank income. The initiatives include having a full year of expenses for TitleWorks, APB, loan production offices in Cincinnati, Toledo and Hudson, Ohio, a financial center in Solon, Ohio and adding a wholesale residential lending department. Each of these initiatives was new during fiscal 2003 and only included a partial year of revenue and expense. In addition, the current year included one month’s expense from the Franklin acquisition. These initiatives particularly impacted salaries and benefits and occupancy expenses and to a lesser extent marketing and other expense. Salaries and benefits expense increased $3.3 million to $21.7 million for the current fiscal year compared to $18.4 million for the prior year. Occupancy expenses were $6.5 million for the year ended June 30, 2004, an increase of $0.7 million over expense of $5.8 million for the prior fiscal year. Merger, integration and restructuring expense related to the Franklin acquisition was $2.2 million in fiscal 2004 compared to no expense in the prior year. These expenses included personnel, data processing, travel, and consulting expenses for legal, accounting and other services. Other noninterest expenses increased $1.2 million to $7.3 million for the current fiscal year compared to $6.1 million in the prior year. This increase was primarily due to a $0.8 million charge related to aged outstanding reconciling items in the Bank’s primary correspondent bank account. It was determined that these reconciling items were not likely to be recovered due to their age.

Provision for Income Taxes. Income tax for the current fiscal year was $6.2 million, a decrease of $1.7 million from the prior year expense of $7.9 million. The decline was due to a decline in pretax income and a decline in the effective tax rate to 30.4% for fiscal 2004 from 32.2% for fiscal 2003. The lower effective tax rate was primarily due to permanent tax benefits recognized related to the Company’s employee stock ownership plan.

Liquidity

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

At June 30, 2005, the Company had $151 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $42 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $267 million of cash and unpledged securities and Federal Home Loan Bank availability of $180 million at June 30, 2004. Potential cash available as measured by liquid assets and borrowing capacity has decreased during fiscal 2005 as the Company has increased its investment in loans and utilized some of its borrowing capacity to fund a portion of the loan growth. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and fund operating expenses. At June 30, 2005, the holding company had cash and unpledged securities of $16 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $1.6 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. The Bank paid a dividend of $10 million to the holding company in January 2005 and would not be able to pay any additional dividend as of June 30, 2005 without the approval of the OTS. Future dividend payments by the Bank will be based upon future earnings or the approval of the OTS.

Impact of Inflation

Consolidated financial data included herein has been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). Presently, GAAP requires the Company to measure financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or deflation are generally not considered.

In management’s opinion, changes in interest rates affect the financial condition of the Company to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. In an effort to protect itself from the effects of interest rate volatility, the Company reviews its interest rate risk position frequently, monitoring its exposure and taking necessary steps to minimize any detrimental effects on the Company’s profitability.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different than those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered to be critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies, the nature of the estimates, and the sensitivity of the estimates follow.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the portfolio at each balance sheet date. Management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including industry concentrations, delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of credit issue. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At June 30, 2005, the Company had $5.8 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss the allowance for loan losses would need to increase by approximately $3.4 million.

Mortgage Servicing Rights. When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. The following table indicates how changes in assumptions about the prepayment speeds in the mortgage loan servicing portfolio would affect the fair value of the portfolio, as of the date of the most recent outside quarterly evaluation date, May 31, 2005.

Fair Value of Mortgage Servicing Rights	$22,183
Fair Value of Mortgage Servicing Rights assuming
20% increase in prepayment speeds	$20,273
40% increase in prepayment speeds	$18,639

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management and Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks such as credit risk and interest rate risk. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed rate loans within 45 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/Liability Committee.

On a quarterly basis, the Asset/Liability Committee reviews the results of an interest rate risk model that forecasts changes in net interest income and net portfolio value (NPV), based on one or more interest rate scenarios. NPV is the market value of financial assets less the market value of financial liabilities. NPV is performed as of a single point in time and does not include estimates of future business volumes. The model combines detailed information on existing assets and liabilities with an interest rate forecast, loan prepayment speed assumptions and assumptions about how those assets and liabilities will react to changes in interest rates. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income or precisely predict the impact of fluctuations in interest rates on net interest income. Actual results will differ from simulated results due to timing, customer product and term selection, magnitude and frequency of interest rate changes as well as differences in how interest rates change at various points along the yield curve.

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of June 30, 2005, and are based on an instantaneous change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

Net Portfolio Value

Basis Point Change in Rates	Net Portfolio Value Ratio
+200	9.01%
+100	10.02%
Base	10.76%
-100	11.10%
-200	11.49%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results indicate the Company is exposed to a decline in NPV if rates rise and would realize an increase in NPV from falling rates. The results of the projections are within parameters established by the Board of Directors.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as a hedge against rising rates, as they becomes more valuable in a rising rate environment, offsetting the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Shareholders

First Place Financial Corp.

Warren, Ohio

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U. S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the First Place Financial Corp.’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 27, 2005 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Cleveland, Ohio

July 27, 2005

Consolidated Statements of Financial Condition

June 30,	2005	2004
	(Dollars in thousands, except share data)
ASSETS

Cash and due from banks	$52,549	$67,350
Interest-bearing deposits in other banks	—	43,901
Securities available for sale	296,314	378,248
Loans held for sale	145,053	47,465
Loans	1,831,121	1,500,521
Less, allowance for loan losses	18,266	16,528

Loans, net	1,812,855	1,483,993
Federal Home Loan Bank stock	30,621	29,385
Premises and equipment, net	21,367	22,393
Goodwill	55,076	55,348
Core deposit and other intangibles	15,282	18,913
Other assets	69,826	100,084

Total assets	$2,498,943	$2,247,080

LIABILITIES
Deposits
Non-interest bearing checking	$235,840	$239,971
Interest bearing checking	110,774	101,726
Savings	195,203	141,244
Money market	441,134	455,946
Certificates of deposit	726,388	609,124

Total deposits	1,709,339	1,548,011
Securities sold under agreements to repurchase	36,946	31,108
Borrowings	455,206	383,320
Junior subordinated debentures owed to unconsolidated subsidiary trusts	30,929	30,929
Other liabilities	29,867	30,602

Total liabilities	2,262,287	2,023,970

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	188,931	188,312
Retained earnings	101,878	91,041
Unearned employee stock ownership plan shares	(5,045)	(5,639)
Unearned recognition and retention plan shares	(1,134)	(1,205)
Treasury stock, at cost, 3,088,854 shares at June 30, 2005 and 2,973,309 shares at June 30, 2004	(44,638)	(42,083)
Accumulated other comprehensive loss	(3,517)	(7,497)

Total shareholders’ equity	236,656	223,110

Total liabilities and shareholders’ equity	$2,498,943	$2,247,080

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

For the years ended June 30,	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$107,103	$71,899	$69,741
Securities:
Taxable	12,773	12,050	15,744
Tax exempt	1,626	1,824	1,909

Total interest income	121,502	85,773	87,394
Interest expense
Deposits	29,852	25,239	30,770
Short-term borrowings	5,927	1,880	9,248
Long-term borrowings	13,711	10,486	3,278

Total interest expense	49,490	37,605	43,296

Net interest income	72,012	48,168	44,098
Provision for loan losses	3,509	4,896	2,864

Net interest income after provision for loan losses	68,503	43,272	41,234

Noninterest income
Service charges and fees on deposit accounts	9,114	5,824	5,096
Net gains on sale of securities	91	480	1,125
Impairment of securities	(5,246)	—	—
Net gains on sale of loans	5,853	8,481	13,379
Loan servicing income (loss)	38	11	(4,991)
Other income – bank	3,148	1,051	158
Other income – nonbank subsidiaries	6,881	6,663	5,440

Total noninterest income	19,879	22,510	20,207

Noninterest expense
Salaries and employee benefits	29,575	21,704	18,383
Occupancy and equipment	9,699	6,483	5,758
Professional fees	2,780	1,695	1,356
Loan expenses	2,419	1,629	1,482
Marketing	2,314	1,235	979
Merger, integration and restructuring expense	—	2,175	—
Franchise taxes	1,115	1,766	1,656
Amortization of intangible assets	3,880	1,305	997
Other	9,712	7,341	6,112

Total noninterest expense	61,494	45,333	36,723

Income before income taxes and minority interest	26,888	20,449	24,718
Provision for income taxes	7,898	6,214	7,947
Minority interest in income of consolidated subsidiary	52	84	79

Net income	$18,938	$14,151	$16,692

Earnings per share:

Basic	$1.32	$1.11	$1.31
Diluted	$1.30	$1.09	$1.29

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended June 30, 2005, 2004 and 2003

(Dollars in thousands, except share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2002	$181	$177,330	$73,726	$(6,826)	$(2,629)	$(53,212)	$(3,295)	$185,275

Comprehensive income:
Net income			16,692					16,692
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(1,080)	(1,080)
Change in unrealized gain (loss) on swaps, net of tax							6,984	6,984
Loss on termination of interest rate swaps, net of tax							(8,164)	(8,164)
Loss on termination of interest rate swaps reclassified into income, net of tax							1,748	1,748

Total comprehensive income								16,180
Cash dividends declared ($.50 per share)			(6,612)					(6,612)
Commitment to release employee stock ownership plan shares (59,354 shares)		396		607				1,003
Commitment to release recognition and retention plan shares (55,294 shares)					742			742
Purchase of 887,285 shares of common stock						(15,111)		(15,111)
Stock options exercised (148,698 shares)		(905)				1,862		957
Stock issued as employee compensation (671 shares)		3				9		12
Tax benefit related to exercise of stock options		235						235

Balance at June 30, 2003	181	177,059	83,806	(6,219)	(1,887)	(66,452)	(3,807)	182,681
Comprehensive income:
Net income			14,151					14,151
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(5,365)	(5,365)
Loss on termination of interest rate swaps reclassified into income, net of tax							1,675	1,675

Total comprehensive income								10,461
Cash dividends declared ($.56 per share)			(6,916)					(6,916)
Commitment to release employee stock ownership plan shares (59,352 shares)		501		580				1,081
Commitment to release recognition and retention plan shares (50,812 shares)					682			682
Purchase of 385,900 shares of common stock						(6,815)		(6,815)
Stock options exercised (85,861 shares)		(180)				1,189		1,009
Issuance of 2,155,727 shares of stock for merger		10,779				29,986		40,765
Stock issued as employee compensation (671 shares)		2				9		11
Tax benefit related to exercise of stock options		151						151

Balance at June 30, 2004	181	188,312	91,041	(5,639)	(1,205)	(42,083)	(7,497)	223,110

See accompanying notes to consolidated financial statements.

Consolidated Statements of changes in Shareholders’ Equity (Continued)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2004	181	188,312	91,041	(5,639)	(1,205)	(42,083)	(7,497)	223,110
Comprehensive income:
Net income			18,938					18,938
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							2,465	2,465
Loss on termination of interest rate swaps reclassified into income, net of tax							1,515	1,515

Total comprehensive income								22,918
Cash dividends declared ($.56 per share)			(8,101)					(8,101)
Commitment to release employee stock ownership plan shares (59,352 shares)		581		594				1,175
Commitment to release recognition and retention plan shares (7,201 shares)		35			71			106
Purchase of 236,488 shares of common stock						(4,284)		(4,284)
Stock options exercised (120,943 shares)		(274)				1,729		1,455
Tax benefit related to exercise of stock options		277						277

Balance at June 30, 2005	$181	$188,931	$101,878	$(5,045)	$(1,134)	$(44,638)	$(3,517)	$236,656

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

For the years ended June 30,	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities
Net income	$18,938	$14,151	$16,692
Adjustments to reconcile net income to net cash from operating activities
Depreciation	3,140	2,481	2,431
Provision for loan losses	3,509	4,896	2,864
Provision (recovery) for impaired mortgage servicing rights	341	(2,098)	2,397
Amortization, net of accretion	5,859	3,928	2,968
Other than temporary impairment of securities	5,246	—	—
Securities gains	(91)	(480)	(1,125)
Proceeds from sales of loans and securitized loans held for sale	968,649	932,455	595,632
Originations of loans held for sale	(974,059)	(894,242)	(648,330)
Gain on sale of loans held for sale	(4,556)	(6,968)	(12,749)
Gain on sale of other loans	(1,297)	(1,513)	(630)
Loss on disposal of fixed assets	48	29	5
Stock dividends and partnership earnings	(1,734)	(1,128)	(1,064)
Employee stock ownership plan expense	1,175	1,081	1,003
Recognition and retention plan expense	106	682	742
Tax benefit from stock options exercised	277	151	235
Increase in cash surrender value of bank owned life insurance	(1,160)	(818)	(203)
Change in
Other assets	39,092	91,777	(76,936)
Other liabilities	(4,773)	1,324	(2,092)
Deferred loan fees	(2,010)	(2,456)	(2,046)
Deferred taxes	(316)	2,099	2,205

Net cash from operating activities	56,384	145,351	(118,001)

Cash flows from investing activities
Securities available for sale
Proceeds from sales	49,838	29,174	68,565
Proceeds from maturities, calls and principal paydowns	107,983	55,633	137,118
Purchases	(77,706)	(73,433)	(90,730)
Net change in interest-bearing deposits in other banks	43,901	34,134	39,081
Net change in loans	(451,355)	(306,721)	2,226
Proceeds from sale of loans	30,238	55,594	19,463
Premises and equipment expenditures, net	(2,254)	(2,643)	(1,471)
Investment in bank owned life insurance	—	—	(15,000)
Cash paid for Franklin Bancorp, Inc., net of cash acquired	—	7,312	—
Investment in nonbank affiliates	(517)	(1,252)	(1,634)

Net cash from investing activities	(299,872)	(202,202)	157,618

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows (Continued)

For the years ended June 30,	2005	2004	2003
	(Dollars in thousands)
Cash flows from financing activities
Net change in deposits	$161,328	$(37,511)	$47,728
Net change in short-term borrowings	57,680	58,751	(57,786)
Proceeds from long-term borrowings	50,000	58,850	—
Repayment of long-term borrowings	(29,391)	(5,981)	(7,656)
Net proceeds from issurance of subordinated debt securities	—	30,608	—
Cash dividends paid	(8,101)	(6,916)	(6,612)
Proceeds from stock options exercised	1,455	1,009	1,957
Purchase of treasury stock	(4,284)	(6,815)	(15,111)
Termination of interest rate swaps	—	—	(12,560)

Net cash from financing activities	228,687	91,995	(51,040)

Net change in cash and cash equivalents	(14,801)	35,144	(11,423)
Cash and cash equivalents at beginning of year	67,350	32,206	43,629

Cash and cash equivalents at end of year	$52,549	$67,350	$32,206

Supplemental cash flow information:
Cash payments of interest expense	$46,779	$34,747	$42,302
Cash payments of income taxes	5,357	4,668	5,030
Supplemental noncash disclosures:
Stock portion of acquisition price of Franklin Bancorp, Inc.	—	40,765	—
Loans securitized	145,276	93,459	—
Transfer of loans to other real estate	5,361	2,788	1,048
Transfer of loans from portfolio to loans held for sale	97,486	—	—
Transfer of loans from loans held for sale to portfolio	(9,854)	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Dollar amounts in thousands, except per share data.)

Principles of Consolidation: The consolidated financial statements of First Place Financial Corp. (the Company) include the accounts of its wholly owned subsidiaries, First Place Bank (the Bank), Franklin Bank and First Place Holdings, Inc. Franklin Bank was merged with First Place Bank effective July 2, 2004. Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., and American Pension Benefits, Inc. Title Works Agency, LLC. is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust and First Place Capital Trust II, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Segments: While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill and the amortization and valuation of mortgage servicing assets. Actual results could differ from those estimates.

Cash Flows: Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for loans, deposits, interest-bearing deposits in other banks and short term borrowings.

Securities: Securities are classified as held-to-maturity, available-for-sale, or trading on the date of purchase. The Company has no trading securities at this time. Securities are classified as held to maturity when the Company has both the ability and the positive intent to hold them until maturity, and they are carried at amortized cost. Securities are classified as available-for-sale when they may be sold before maturity. They are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income. Federal Home Loan Bank stock is carried at cost, which approximates fair value. The fair value of a security is based on quoted market prices. If quoted prices are not available, fair value is determined based on quoted prices of similar investments.

Gains and losses on sales are based on the amortized cost of the security sold using the specific identification method. Sales are recognized on the trade date. Interest income includes amortization of premiums and accretion of discounts arising at the time of purchase or as the result of a business combination. Premiums are amortized and discounts are accreted using the level yield method. Available-for-sale and held-to-maturity securities are reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than the amortized cost and the impairment is determined to be other-than-temporary, the security is written down, establishing a reduced cost basis and the related charge is recorded as a realized loss in the income statement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loans Held for Sale: Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. These loans are carried on the books at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan origination fees and costs and any premiums or discounts arising at the time of purchase or due to a business combination.

Interest income is reported on the accrual method and includes amortization of premiums, discounts and net deferred loan fees and costs over the loan term using the level-yield method. Recognition of accrued interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status all accrued and unpaid interest is charged against interest income. Subsequently, interest received on such loans is accounted for on the cash-basis or cost-recovery method, until those loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses represents management’s estimate of probable incurred losses in the portfolio based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned. Loan charge-offs are deducted from the allowance, and subsequent recoveries are added. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

A loan is impaired when full payment under the terms of the loan is no longer expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are not individually evaluated for impairment. However, they are considered in determining the appropriate level of the allowance for loan losses.

Foreclosed Assets: Assets acquired through foreclosure or received from the borrower in full or partial settlement of a loan obligation are initially recorded at the lower of the loan balance or fair value less estimated selling costs, establishing a new cost basis. If fair value declines after the asset is acquired, a valuation allowance is recorded through expense. Costs to carry foreclosed assets after acquisition are expensed as incurred.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. The estimated useful lives are based on the asset type and range from three to ten years for furniture fixtures and equipment and fifteen to forty years on buildings and improvements to land and buildings. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Maintenance and repair of premises and equipment are charged to expense as incurred. For tax purposes, depreciation on certain assets is calculated using accelerated methods.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Securitizations: The Company may, from time to time, securitize loans in order to gain access to a broader range of buyers of interests in loans. Historically, mortgage loans have been securitized with a third party. The securitization is recorded as a sale when control has been relinquished, with a gain or loss recorded on the sale. The gain or loss is calculated based on the cash received compared to the carrying value of the assets transferred. If some interests, such as servicing assets and cash reserve accounts, are retained, the carrying value of assets sold and assets or liabilities retained is allocated to each based on fair value at sale date. Fair values are based on market quotes or on the present value of future expected cash flows using estimates of credit losses, prepayment rates, interest rates, and discount rates. Cash flows are estimated using the Public Securities Association’s (PSA) standard prepayment model. If the securitization and the sale take place simultaneously, the gain or loss is classified as a gain on the sale of loans. If the securities are retained and subsequently sold, the gain or loss is classified as a gain or loss on the sale of securities.

Mortgage Servicing Assets: Servicing assets represent the allocated value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The fair value of the servicing right is determined by comparison with the market values of similar servicing rights or alternatively through the use of a valuation model. Servicing assets are included in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing fee revenue is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when deducted from funds collected on the loan. Loan servicing income is the total of fees collected net of amortization of servicing rights and charges or credits to record or reverse impairment of servicing rights.

Servicing assets are stated at the lower of cost or fair value which is determined by a grouping of servicing assets by risk factors. Risk factors can include factors such as the current rate of interest, the term of the loan, the variability of the interest rate over the life of the loan or the type of collateral. Fair value is determined quarterly by the use of an independent third party appraisal. Any impairment of a grouping is reported as a valuation allowance and charged against loan servicing income. If impairment in a particular grouping no longer exists in a future period, the valuation allowance is reversed and the servicing rights are restored to the original allocated basis less amortization.

Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, which represents the amount that can be realized.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Identified purchased intangibles, primarily core deposits, are recorded at cost and amortized over their estimated lives of four to ten years.

Treasury Stock: Management utilizes stock repurchases as a component of its strategy to invest capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative returns. The purchases are made in open market transactions or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission, and are recorded at cost. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion or acquisitions. Shares reissued are accounted for based on the average cost of treasury shares.

Derivative Instruments and Hedging Activities: All derivative instruments are recorded at their fair values. Derivatives that serve the economic purpose of a hedge may or may not be designated as a hedge for accounting purposes. If derivative instruments are designated as hedges of fair values, both

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income as they occur. If a hedge of fair values is dedesignated, the fair value adjustment of the hedged item is generally accounted for as a yield adjustment over its remaining life. If a hedge of cash flows is dedesignated, the fair value adjustment in accumulated other comprehensive income, depending upon the dedesignation circumstances, is either included currently in earnings or reclassified to earnings over the remaining term of the originally designated hedging relationship. A derivative used as a an economic hedge but not designated as a hedge for accounting purposes will not have any impact on the accounting for the related asset or liability.

The Company routinely issues commitments to make loans as a part of its residential lending program. These commitments are considered derivatives. The Company also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the company contracts to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as an adjustment to net gains on sale of loans.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

	2005	2004	2003
Net income as reported	$18,938	$14,151	$16,692
Deduct: Stock-based compensation expense determined under fair value based method	117	396	380

Pro forma net income	$18,821	$13,755	$16,312

Basic earnings per share as reported	$1.32	$1.11	$1.31
Pro forma basic earning per share	1.31	1.08	1.28
Diluted earnings per share as reported	1.30	1.09	1.29
Pro forma diluted earnings per share	1.29	1.06	1.26

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. There were no stock option grants in 2003.

	2005	2004
Risk-free interest rate	4.00%	4.00%
Expected option life	10 years	9 years
Expected stock price volatility	21.90%	21.89%
Dividend yield	2.86%	2.90%

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Employee Stock Ownership Plan: The cost of shares issued to the Employee Stock Ownership Plan (ESOP), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce shareholders’ equity; dividends on unallocated ESOP shares reduce debt and accrued interest.

Income Taxes: The Company records income tax expense based on the amount of tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, would reduce deferred tax assets to the amounts expected to be realized.

Earnings Per Share: Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan (RRP) shares are considered outstanding as they become vested. Diluted earnings per share include the dilutive effect of RRP shares and the additional potential shares issuable under stock options using the treasury stock method.

Financial Instruments With Off-Balance Sheet Risk: Financial instruments include instruments with off-balance-sheet credit risk, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and changes in the fair value of cash flow hedges, which are also recognized as separate components of equity. Realized gains or losses are reclassified into income.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Effect of Recent Accounting Pronouncements: In December 2003, the American Institute of Certified Public Accountants Issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3).” It requires that acquired loans, including debt securities, with credit weaknesses be recorded at fair value and prohibits the use of valuation allowances when the asset is initially recorded. It also limits the yield that may be accreted to excess of the undiscounted expected cash flows over the initial investment in the asset. This pronouncement will apply to assets acquired directly or as part of a business combination on or after July 1, 2005.

On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principles to Loan Commitments” stating that the fair value of loan commitments accounted for as a derivative instrument under Statement of Financial Accounting Standards No. 133 should not consider expected future cash flows related to servicing of the future loan. SAB 105 was effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The Company adopted the provision of SAB 105 as of April 1, 2004. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This Consensus provides additional guidance and requires additional disclosure for annual reporting periods ending after June 15, 2004 and for other reporting periods beginning after June 15, 2004. At its meeting on June 29, 2005 the EITF determined that certain specific guidance in paragraphs 10-18 of EITF 03-1 will be omitted from the final pronouncement and that previous existing pronouncements should be the basis for determining other-than-temporary-impairment. Management does not believe that these recent decisions of the EITF will have a significant impact on accounting for the Company’s investments.

In December 2004, the Financial Accounting Standards Board issued a revised version of Statement of Financial Accounting Standards No. 123. It requires that the fair value of stock options and other share-based compensation be measured as of the date the grant is awarded and expensed over the period of employee service, typically the vesting period. It will be required for the Company as of July 1, 2005. Compensation cost will also be recorded for previously awarded options to the extent that they vest after the effective date. The effect of this pronouncement on future operations will depend on the fair value of options issued after June 30, 2005 and therefore, cannot be determined at this time. Existing options that will vest after July 1, 2005 will result in expense of $112, $110, $110 and $32 in fiscal 2006, 2007, 2008 and 2009.

In May 2005, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005 and will apply to the Company effective July 1, 2006. Management believes that the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - ACQUISITION

On May 28, 2004, the Company acquired Franklin Bancorp Inc., (Franklin), a bank holding company headquartered in Southfield, Michigan, and its wholly owned subsidiary, Franklin Bank N.A. Franklin shareholders received $80.6 million for their common stock, including $39.8 million in cash and 2.156 million shares of the Company’s common stock valued at $40.8 million. In addition, holders of options on Franklin’s common stock received $1.7 million in cash in settlement of the options. The acquisition was accounted for as a purchase and the results of operations of Franklin have been included in the consolidated financial statements since the acquisition date. Concurrent with the merger, Franklin Bank N.A. converted to a federally chartered savings bank and changed its name to Franklin Bank. The Bank and Franklin Bank were merged into one entity effective July 2, 2004.

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, were as follows:

	2005
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U. S. Government agencies and other government sponsored enterprises	$102,878	$164	$(669)
Obligations of states and political subdivisions	25,128	690	(21)
Trust preferred securities	17,786	376	—
Mortgage-backed securities and collateralized mortgage obligations	97,418	973	(475)

Total	243,210	2,203	(1,165)

Equity securities
Common stock and partnership interests	2,916	84	—
Fannie Mae and Freddie Mac preferred stock	17,443	90	(593)
Mutual funds	32,745	—	(1,066)

Total	53,104	174	(1,659)

Total securities	$296,314	$2,377	$(2,824)

	2004
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U. S. Government agencies and other government sponsored enterprises	$112,230	$1,075	$(297)
Obligations of states and political subdivisions	26,789	949	(161)
Trust preferred securities	34,359	473	(601)
Asset-backed securities	2,519	1	—
Mortgage-backed securities and collateralized mortgage obligations	131,884	783	(1,924)

Total	307,781	3,281	(2,983)

Equity securities
Common stock and partnership interests	2,704	186	(4)
Fannie Mae and Freddie Mac Preferred stock	19,394	88	(3,887)
Mutual funds	48,369	—	(920)

Total	70,467	274	(4,811)

Total securities	$378,248	$3,555	$(7,794)

NOTE 3 - SECURITIES (continued)

Proceeds, realized gains, losses and impairment charges for available for sale securities were as follows:

	2005	2004	2003
Proceeds	$49,838	$29,174	$68,565
Gross gains	336	480	1,125
Gross losses	245	—	—
Impairment charges	5,246	—	—

The fair value of debt securities available for sale by contractual maturity at June 30, 2005 are summarized below. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Debt securities available for sale
Due in one year or less	$11,711
Due after one year through five years	101,790
Due after five years through ten years	12,867
Due after ten years	19,424

145,792
Mortgage-backed securities and collateralized mortgage obligations	97,418

Total	$243,210

Debt and mortgage-backed securities with a fair value of $197,585 and $153,095 as of June 30, 2005 and 2004 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes as required or permitted by law.

At year end 2005 and 2004 there were no holdings of securities of any one issuer, other than the U.S. Government agencies, in an amount greater than 10% of shareholders’ equity.

Securities with continuous unrealized losses at June 30, 2005 are as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and other government sponsored enterprises	$60,873	$(551)	$4,881	$(118)	$65,754	$(669)
Obligations of states and political subdivisions	1,337	(5)	1,164	(16)	2,501	(21)
Mortgage-backed securities and collateralized mortgage obligations	25,285	(125)	28,540	(350)	53,825	(475)
Fannie Mae and Freddie Mac preferred stock	14,984	(593)	—		14,984	(593)
Mutual funds	—	—	32,426	(1,066)	32,426	(1,066)

Total	$102,479	$(1,274)	$67,011	$(1,550)	$169,490	$(2,824)

NOTE 3 - SECURITIES (continued)

Unrealized losses on debt and equity securities as of June 30, 2005 have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the unrealized losses are largely attributable to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or as market rates change.

The Company owns $20,955 par value of Fannie Mae and Freddie Mac preferred stocks. In December 2004, the Company recorded an other-than-temporary charge for the impairment of these preferred stocks, held in the available for sale portfolio, in the amount of $5,246, pretax. The Company recorded the charge because the market value of the stock declined significantly in the quarter ended December 31, 2004, following several negative announcements by Fannie Mae and Freddie Mac involving regulatory actions, earnings restatements and management turnover. The Company concluded that these events made the likelihood of future price appreciation less certain in the near term and would extend the time period for a recovery of the Company’s investment cost beyond previous estimates.

Securities with continuous unrealized losses at June 30, 2004 were as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies and other government sponsored enterprises	$19,653	$(91)	$4,794	$(206)	$24,447	$(297)
Obligations of states and political subdivisions	6,249	(161)	—	—	6,249	(161)
Trust preferred securities	15,984	(71)	2,288	(530)	18,272	(601)
Mortgage-backed securities and collateralized mortgage obligations	72,945	(1,223)	14,446	(701)	87,391	(1,924)
Equity securities	47	(4)	—	—	47	(4)
Fannie Mae and Freddie Mac preferred stock	1,015	(58)	15,921	(3,829)	16,936	(3,887)
Mutual funds	—	—	48,369	(920)	48,369	(920)

Total	$115,893	$(1,608)	$85,818	$(6,186)	$201,711	$(7,794)

NOTE 4 - LOANS

Loans at year-end were as follows:

	2005	2004
1-4 family residential real estate loans:
Permanent financing	$664,474	$698,002
Construction	162,677	90,683

Total	827,151	788,685
Commercial loans:
Commercial real estate	396,206	259,681
Multifamily	87,712	89,575
Commercial	152,779	119,459
Construction	79,206	39,260

Total	715,903	507,975
Consumer loans	288,067	203,861

Total loans	$1,831,121	$1,500,521

Activity in the allowance for loan losses was as follows:

	2005	2004	2003
Beginning balance	$16,528	$9,603	$9,456
Provision for loan losses	3,509	4,896	2,864
Acquisition	—	4,506	—
Loans charged-off	(3,242)	(3,073)	(4,513)
Recoveries	1,471	596	1,796

Ending balance	$18,266	$16,528	$9,603

NOTE 4 - LOANS (continued)

Impaired loans were as follows:

	2005	2004
Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	3,374	1,509

Total	$3,374	$1,509

Amount of the allowance for loan losses allocated	$2,053	$554

	2005	2004	2003
Average of impaired loans during the year	$1,831	$1,086	$1,695
Interest income recognized during impairment	82	105	361
Cash-basis interest income recognized	156	67	376

Nonperforming loans were as follows:

	2005	2004
Nonaccrual loans	$11,993	$11,014
Troubled debt restructuring	612	625

Total nonperforming loans	$12,605	$11,639

There were no loans past due over 90 days still on accrual as of June 30, 2005 or 2004.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For loans classified as nonperforming for the years ended June 30, 2005, 2004 and 2003 the contractual interest due and actual interest recognized on those loans is presented in the table below.

	2005	2004	2003
Contractual interest due	$848	$723	$914
Actual interest recognized	$316	$2,154	$284

NOTE 5 - MORTGAGE SERVICING ASSETS

Following is a summary of mortgage servicing assets at June 30:

	2005	2004
Servicing rights:
Beginning of year	$15,343	$7,051
Additions	10,639	11,277
(Increase) decrease in valuation allowance	(341)	2,098
Amortized to expense	(4,628)	(5,083)

End of year	$21,013	$15,343

	2005	2004	2003
Valuation allowance:
Beginning of year	$334	$2,432	$35
Additions expensed	380	604	2,397
Reductions credited to expense	(39)	(2,702)	—

End of year	$675	$334	$2,432

The fair value of mortgage servicing assets was $23,126 at June 30, 2005 and $18,677 at June 30, 2004. Loans serviced for others, which are not reported as assets, totaled $2,100,689 and $1,498,028 at June 30, 2005 and 2004. Noninterest-bearing deposits included $14,668 and $9,270 of custodial account deposits related to loans serviced for others as of June 30, 2005 and 2004.

NOTE 6 - SECURITIZATIONS

Periodically the Company will securitize residential real estate loans in order to gain access to a larger number of buyers than it would normally have for the sale of whole loans. During 2005, 2004 and at times in the past, the Company has securitized loans, sold the securities and retained the right to service those loans. There were no new securitizations in 2003. For each securitization the issuer of the security has been an independent third party. Information on those securitizations follows.

Securitization activity during the year ended June 30:

	2005	2004
For new securitizations during the year
Principal balance of loans securitized	$145,276	$93,458
Principal balance of securitized assets sold	145,276	93,458
Initial value of loan servicing asset retained	1,444	910
Gain on sale of securitized assets	1,076	1,693
Assumptions to determine fair value of servicing asset retained:
Discount rate	9.5-14.5%	9.5-10.5%
Prepayment rate	250-600 PSA	300-675 PSA
Anticipated delinquency	6.15%	6.50%
Weighted average expected life in months	30-160	25-105
Activity related to all securitizations interests
Charge-offs, net of recoveries for securitized loans	$—	$—
Servicing revenue from securitized loans	483	335
Securitization information at June 30:
Current principal balance of loans securitized	$241,485	$137,288
Balance of securities still owned	—	—
Fair value of loan servicing asset retained	2,311	1,440
Loans delinquent 30 days or more	2,579	850
Assumptions to determine fair value of servicing asset retained:
Discount rate	9.5-14.5%	9.5-10.0%
Prepayment rate	250-600 PSA	300-600 PSA
Anticipated delinquency	6.15%	6.50%
Weighted average expected life in months	30-160	25-105

The fair value of loan servicing assets retained can change significantly over time as the underlying assumptions used in the valuation change. The following table is a projection of how the fair value of servicing rights would change based on two magnitudes of adverse changes in each of the key assumptions used in the valuation. These projections are hypothetical and should be used with caution. They project only one change in one variable at a time. Extrapolation of these results beyond the assumptions indicated may not produce meaningful results. All variables are dynamic, are subject to change at any time, and may interrelate so that movement in one may cause movement in another.

NOTE 6 - SECURITIZATIONS (continued)

Projected value of loan servicing asset under various adverse alternative assumptions as of June 30:

	2005	2004
1% added to discount rate	$2,261	$1,408
2% added to discount rate	2,213	1,379
10% increase in PSA prepayment speed used	2,208	1,385
20% increase in PSA prepayment speed used	2,116	1,336
10% increase in delinquency rate	2,320	1,445
20% increase in delinquency rate	2,330	1,451

NOTE 7 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

	2005	2004
Land and improvements	$5,994	$5,715
Buildings and improvements	14,869	14,774
Leasehold improvements	2,235	1,989
Furniture and equipment	14,245	12,434
Construction in process	128	601

	37,471	35,513
Less: Accumulated depreciation	(16,104)	(13,120)

	$21,367	$22,393

Depreciation expense totaled $3,140, $2,481, and $2,431 for 2005, 2004 and 2003.

The Company’s subsidiaries have entered into a number of noncancelable lease agreements with respect to premises. Following is a summary of future minimum rental payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2005:

2006	$2,100
2007	1,658
2008	1,401
2009	1,336
2010	726
Thereafter	315

$7,536

Rent expense for cancelable and noncancelable agreements totaled $2,237, $972, and $666 for 2005, 2004 and 2003.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the year ended June 30 is as follows:

	2005	2004
Beginning balance	$55,348	$18,407
Goodwill acquired during the period	269	36,941
Adjustment of Franklin Bancorp, Inc. goodwill	(541)	—

Ending balance	$55,076	$55,348

ACQUIRED INTANGIBLE ASSETS

Activity in core deposit intangibles for the year ended June 30, 2005 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Balance as of June 30, 2004	$22,778	$(3,865)	$18,913
Intangible assets acquired	249	(38)	211
Amortization of intangible assets		(3,842)	(3,842)

Balance as of June 30, 2005	$23,027	$(7,745)	$15,282

Aggregate amortization expense was $3,880, $1,305, and $997 for 2005, 2004 and 2003.

Estimated amortization expense for each of the next five years:

2006	$3,650
2007	3,335
2008	2,953
2009	1,643
2010	1,342
Thereafter	2,359

$15,282

NOTE 9 - INTEREST BEARING DEPOSITS

At June 30, 2005, scheduled maturities of certificate of deposits are as follows:

2006	$399,511
2007	208,201
2008	67,821
2009	21,615
2010	28,061
Thereafter	1,179

$726,388

At June 30, 2005, scheduled maturities of certificate of deposits of $100 or more are as follows:

Three months or less	$42,253
Over three through six months	66,413
Over six through twelve months	68,061
Over twelve months	127,980

Total	$304,707

The certificates of deposit of $100 or more summarized above include $91,355 of brokered deposits at June 30, 2005. The Company also had $3,379 of brokered deposits with balances less than $100 at June 30, 2005.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consisted of the following as of June 30:

	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term	$14,196	2.16%	$8,358	1.06%
Long-term maturing in:
September 2006	8,250	3.03%	8,250	3.03%
September 2007	7,500	3.56%	7,500	3.56%
September 2008	7,000	4.01%	7,000	4.01%

Subtotal	22,750	3.51%	22,750	3.51%

Total	$36,946	2.99%	$31,108	2.85%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $39,267 at June 30, 2005 and $37,088 at June 30, 2004. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to the Company.

Short-term securities sold under agreements to repurchase are financing arrangements that typically mature within ninety days. Information concerning short-term securities sold under agreements to repurchase is as follows:

	2005	2004
Average daily balance during the year	$9,439	$7,894
Average interest rate during the year	1.77%	1.08%
Maximum month-end balance during the year	$14,724	$10,346

NOTE 11 - BORROWINGS

Following is a summary of borrowings at June 30:

	2005		2004
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Federal Home Loan Bank	$248,097	3.38%	$196,255	1.50%
Commercial bank line of credit	—		—

Total	$248,097	3.38%	$196,255	1.50%
Long-term borrowings
Federal Home Loan Bank
2005	—	—	29,550	6.46%
2006	20,175	5.06%	20,175	5.06%
2007	21,375	2.61%	21,375	2.61%
2008	4,375	3.46%	4,375	3.46%
2009	28,500	5.54%	28,500	5.54%
2010	75,000	4.76%	25,000	6.26%
Thereafter	57,684	3.97%	58,090	3.83%

Total	207,109	4.43%	187,065	5.18%

Total borrowings	$455,206	3.79%	$383,320	3.17%

NOTE 11 - BORROWINGS (continued)

Federal Home Loan Bank advances totaling $110,634 at June 30, 2005 which are scheduled to mature in 2009 and later years can be called by the issuer on various dates and under various conditions. At June 30, 2005, Federal Home Loan Bank borrowings were secured by a blanket pledge of multifamily loans of $8,573, a blanket pledge of 1-4 family residential loans of $643,382, a pledge of specific securities of $3,411 and by the Company’s stock in the Federal Home Loan Bank. Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at June 30, 2005 was $41,614. Federal Home Loan Bank advances generally carry prepayment penalties equal to the present value of the difference in interest between the rate on the loan and the current rate for loans with similar terms and remaining maturities. The Company had a commercial bank line of credit of $20,000 at June 30, 2005. The Company did not draw on the line during fiscal 2005 and terminated the line effective March 31, 2005.

Information concerning short-term borrowings during the periods indicated is as follows:

	2005	2004
Federal Home Loan Bank
Average daily balance during the year	$258,176	$167,329
Average interest rate during the year	2.23%	1.06%
Maximum month-end balance during the year	$307,090	$246,590
Commercial bank line of credit
Average daily balance during the year	$—	$355
Average interest rate during the year	—	3.96%
Maximum month-end balance during the year	$—	$5,000

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

In December 2003, the Company formed two affiliated trusts, First Place Capital Trust and First Place Capital Trust II (collectively the Trust Affiliates), that issued $30,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $30,929 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by First Place Capital Trust are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85%, or 6.06% as of June 30, 2005. The interest rate associated with the First Place Capital Trust II capital securities is fixed at 6.45% through January 2009.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The Trust Preferred Securities and the Junior Debentures may be redeemed by the issuers for a premium through January 22, 2009 as follows:

Period	Premium over par
January 23, 2006 – January 22, 2007	2.415%
January 23, 2007 – January 22, 2008	1.650%
January 23, 2008 – January 22, 2009	0.825%

After January 22, 2009 the Trust Preferred Securities and Junior Debentures may be redeemed by the issuers at par.

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS (continued)

Junior Debentures issued by the Company to the Trust Affiliates follow. These amounts represent the par value of the obligations owed to the Trust Affiliates, including the Company’s equity interest in the trusts.

	June 30, 2005	June 30, 2004
Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,465	$15,465
6.45% Junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	15,464

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$30,929	$30,929

The Company used the proceeds of the Junior Debentures to fund a portion of the purchase price of the common stock of Franklin discussed in Note 2. The Company incurred $300 of debt issuance costs that were classified as deferred charges in Other Assets and are being amortized over the period from January 2004 to January 2009 when both the Trust Preferred Securities and Junior Debentures can be called by the issuers at par. Interest on both securities may be deferred for a period of up to five years at the option of the issuer. As discussed in Note 1, the trusts are accounted for using the equity method of accounting for investments and therefore have not been included in the consolidated financial statements of the Company.

NOTE 13 - INCOME TAXES

The provision for income taxes consisted of the following:

	2005	2004	2003
Current provision	$8,214	$4,115	$5,742
Deferred provision (benefit)	(316)	2,099	2,205

	$7,898	$6,214	$7,947

The income tax benefit from the exercise of non-qualified stock option shares and disposition of incentive stock options was recognized for financial reporting purposes by crediting additional paid-in capital for $277 in 2005, $151 in 2004 and $235 in 2003.

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate to income before taxes were as follows:

	2005	2004	2003
Income tax computed at the statutory federal rate	$9,393	$7,128	$8,624
Add (subtract) tax effect of:
Tax-exempt income	(436)	(350)	(391)
Earnings and proceeds from life insurance contracts	(758)	(286)	(71)
Miscellaneous items	(301)	(278)	(215)

	$7,898	$6,214	$7,947

The statutory tax rate was 35% for 2005, 2004 and 2003.

NOTE 13 - INCOME TAXES (continued)

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax balance were as follows at June 30:

	2005	2004
Items giving rise to deferred tax assets:
Bad debts	$6,393	$5,785
Unrealized loss on securities available for sale	156	1,484
Recognized loss on impairment of securities	1,836	—
Unrealized loss on hedging transactions	1,737	2,553
Mark-to-market adjustments	385	517
Nonaccrual loan interest	289	494
Other valuation allowances	480	707
Other	1,001	1,161

	12,277	12,701
Items giving rise to deferred tax liabilities:
Loan servicing	(7,354)	(5,370)
FHLB stock dividends	(4,453)	(4,020)
Purchase accounting adjustments and related intangibles	(4,163)	(5,119)
Depreciation	(1,123)	(1,468)
Deferred loan fees and costs	(1,061)	(309)
Other	(271)	(735)

	(18,425)	(17,021)

Net deferred liability	$(6,148)	$(4,320)

The Company has sufficient taxes paid in prior years and available for recovery and expected future taxable income sufficient to warrant recording the full deferred tax asset without a valuation allowance.

Retained earnings at June 30, 2005, include approximately $30,574 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at June 30, 1988, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at June 30, 2005 was approximately $10,701.

Tax expense attributable to securities gains approximated $32, $168, and $394 for 2005, 2004 and 2003.

NOTE 14 - EMPLOYEE BENEFIT PLANS

ESOP PLAN

The Company maintains an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 7.75%. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares are used for debt service. ESOP compensation expense was $1,175, $1,081, and $1,003 for 2005, 2004 and 2003 respectively.

Shares held by the ESOP at June 30 were as follows:

	Year ended June 30, 2005			Year ended June 30, 2004
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning balance	302,900	563,871	866,771	247,971	623,223	871,194
Allocation of shares to participants	59,352	(59,352)	—	59,352	(59,352)	—
Distribution of shares to former participants	(320)	—	(320)	(4,423)	—	(4,423)

Ending balance	361,932	504,519	866,451	302,900	563,871	866,771

Employees of the Franklin Division of First Place participated in a predecessor ESOP plan from the date of the Franklin merger, May 28, 2004, through the end of the plan year, December 31, 2004. Effective January 1, 2005 those employees have been participating in the Company’s ESOP plan. The predecessor plan will be merged with the Company’s ESOP plan by December 31, 2005. ESOP expense for the predecessor plan was $42 and $7 for 2005 and 2004.

401(K) PLAN

The Company maintains a 401(k) plan for the benefit of the employees of the Bank. That plan allows employee contributions up to a maximum of 15% of an employee’s compensation. The Company provides a matching contribution equal to 50% of the first 6% of compensation contributed. That contribution may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year.

The Company also maintained a 401(k) plan for the benefit of employees who were employed by the Franklin Division of First Place Bank. That plan was utilized from the merger date May 28, 2004 through the end of the plan year, December 31, 2004. The Company merged that plan into its existing 401(k) plan during 2005. 401(k) expense was $105, $0 and $0 for 2005, 2004 and 2003.

NOTE 14 - EMPLOYEE BENEFIT PLANS (continued)

EMPLOYEE STOCK PURCHASE PLAN

The Company established the First Place Financial Corp. Employee Stock Purchase Plan (“ESPP”) effective May 1, 2004. The purpose of the plan is to provide employees of the Company with an opportunity to purchase shares of First Place common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase First Place common stock. An amount of 150,000 shares of common stock in the aggregate have been approved for the ESPP. The ESPP was made available to employees in August, 2004. As of June 30, 2005, 3,859 shares had been purchased under this plan, and 146,141 shares remained available for purchase.

NOTE 15 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to executive officers, directors and their related business interests. A summary of related party loan activity is as follows:

	2005	2004
Balance at beginning of period	$2,248	$2,067
New loans	284	1,055
Effect of changes in related parties	(333)	(215)
Repayments	(300)	(659)

Balance at end of period	$1,899	$2,248

Deposits from executive officers, directors and their related business interests at year-end 2005 and 2004 were $5,733 and $13,633.

NOTE 16 - STOCK COMPENSATION PLANS

On July 2, 1999 the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors and key employees with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,773. Subsequent to the establishment of the plan 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while unvested awards which are forfeited increase the shares available for grant. As of June 30, 2005 there were 4,461 shares available to be awarded as options and 80,780 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). It is similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2004, no awards have been issued under the 2004 Plan.

NOTE 16 - STOCK COMPENSATION PLANS (continued)

STOCK OPTIONS

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans during the years ended June 30, 2005, 2004 and 2003:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	955,737	$12.91	962,870	$12.21	1,134,008	$11.60
Forfeited	(22,120)	16.48	(11,272)	12.81	(22,440)	12.31
Exercised	(120,943)	11.71	(85,861)	11.74	(148,698)	7.56
Granted	46,880	18.28	90,000	19.30	—	—

Options outstanding, end of year	859,554	$13.28	955,737	$12.91	962,870	$12.21

Options exercisable, end of year	722,391		661,478		586,184
Weighted-average fair value of options granted during year:		$4.56		$4.38		$—

Options outstanding at June 30, 2005 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price
$ 9.54 – $12.00	127,050	5.0	98,050	$11.06
$12.01 – $14.00	584,216	4.0	584,216	12.33
$14.01 – $19.30	148,288	8.1	40,125	18.20

Outstanding at year end	859,554	4.9	722,391	$12.49

RECOGNITION AND RETENTION PLAN

The Company can issue stock grants as a form of compensation to directors and key employees under the 1999 Plan and the 2004 Plan. Generally, one-fifth of such shares are earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Company, the participant’s shares will be deemed to be entirely earned and nonforfeitable upon such date. Recipients are entitled to receive dividends on their respective shares but are restricted from selling, transferring, or assigning their shares until full vesting of such shares has occurred.

Compensation expense is based on the cost of the shares, which approximates fair value at the date of grant, and is recognized over the vesting period of the grant. Compensation expense for shares granted under the Recognition and Retention Plan was $106, $682, and $742 for 2005, 2004 and 2003. Unearned compensation is reported as a reduction of shareholders’ equity until earned.

NOTE 17 - COMMITMENTS, CONTINGENCIES AND GUARANTEES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk for credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The Company has a program to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale to secondary markets. The Company will, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit the exposure to potential movements in market interest rates. This contractual position is monitored daily to maintain coverage ranging from 40% to 100% of our loan commitments depending on the status of the loan commitments as they progress from application to sale.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2005		2004
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$101,519	$39,268	$74,718	$41,516
Construction loan funds not yet disbursed	104,001	87,924	80,169	62,828
Unused lines of credit and letters of credit	43,139	186,564	73,375	29,195
Mortgage loan sales commitment	130,000	—	63,000	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.50% to 8.75% and maturities ranging from 5 years to 30 years. The commitments to sell loans have been established with mortgage backed securities of like maturity and coupon to the commitment to make loans and as of June 30, 2005, have a maturity of less than 90 days.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At June 30, 2005, the Company had $3,832 in standby letters of credit outstanding with an average remaining term of 7 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of the obligation has been recorded in the form of unearned fees.

The Company has originated and sold certain loans for which the buyer has limited recourse to the Company in the event the loans do not perform as specified in the agreements. As of June 30, 2005, these loans have an aggregate principal balance of $254 million and the maximum contractual loss exposure for the Company is approximately $107 million. An estimated loss allowance of $1,371 has been established in recognition of this contingent liability.

NOTE 18 - INTEREST RATE SWAPS

On August 9, 2002, the Company redeemed several interest rate swap agreements that had been designated as cash flow hedges of certain Federal Home Loan Bank advances. The fair value of the interest rate swaps at the time of the redemption was a liability of $12,560 and the cash flow hedge relationship was dedesignated. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8,164 net of tax, and will be reclassified into interest expense thru fiscal year 2010, the remaining term of the original hedge periods.

The amount of the loss on the termination of interest rate swaps reclassified into interest expense in 2005, 2004 and 2003 was $2,332, $2,577 and $2,689. Net income was reduced by $1,515, $1,675 and $1,748, net of income taxes. The amount of the loss expected to be reclassified into interest expense in fiscal 2006 is $1,243 or $808 net of income taxes.

NOTE 19 - REGULATORY REQUIREMENTS

CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are both well-capitalized and given favorable qualitative examination ratings by the OTS. As a result of dividends paid to the Company during fiscal 2005, First Place Bank would not be able to pay any additional dividends to the Company as of June 30, 2005 without the prior approval of the OTS. Future dividends payment by First Place Bank would be based on future earnings or the approval of the OTS.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

NOTE 19 - REGULATORY REQUIREMENTS (continued)

The table below presents the actual capital levels of the Bank as of June 30, 2005.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk weighted assets)	$190,544	10.61%	$143,662	8.00%	$179,577	10.00%
Tier 1 capital (to risk weighted assets)	172,886	9.60	71,831	4.00	107,746	6.00
Tier 1 capital (to adjusted total assets)	172,886	7.14	96,797	4.00	120,996	5.00
Tangible capital (to adjusted total assets)	172,886	7.14	36,299	1.50

The table below presents the actual capitalized levels of the Bank and Franklin Bank on a combined basis as of June 30, 2004. The Bank and Franklin Bank were merged effective July 2, 2004. As of June 30, 2004, the combined capital level of the Bank and Franklin Bank would be considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total capital (to risk weighted assets)	$182,802	12.07%	$121,129	8.00%	$151,411	10.00%
Tier 1 capital (to risk weighted assets)	158,730	10.48	60,564	4.00	90,847	6.00
Tier 1 capital (to adjusted total assets)	158,730	7.25	87,599	4.00	109,499	5.00
Tangible capital (to adjusted total assets)	158,730	7.25	32,850	1.50

The Bank converted from a mutual to a stock institution in 1998. Subsequently the bank merged with a company that had previously converted from a mutual to a stock institution. In connection with these conversions, liquidation accounts were established totaling $113,063. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if the Bank liquidated. Dividends may not reduce shareholders’ equity below the required liquidation account balance.

CASH

The Bank is required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet reserve requirements under Regulation D of the Federal Reserve System. Cash on hand and in banks includes $5,638 at June 30, 2005, which was required to be on deposit with the Federal Reserve Bank and was not available for other purposes. This amount does not earn interest.

NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at June 30, 2005 and 2004:

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$52,549	$52,549	$67,350	$67,350
Interest-bearing deposits in other banks	—	—	43,901	43,901
Securities available for sale	296,314	296,314	378,248	378,248
Loans held for sale	145,053	145,208	47,465	47,465
Loans, net	1,812,855	1,851,666	1,483,993	1,509,449
Federal Home Loan Bank stock	30,621	30,621	29,385	29,385
Accrued interest receivable	9,283	9,283	8,892	8,892

Financial Liabilities:
Demand and savings deposits	$(982,951)	$(982,951)	$(938,887)	$(938,887)
Time deposits	(726,388)	(724,916)	(609,124)	(616,763)
Repurchase agreements	(36,946)	(36,705)	(31,108)	(31,876)
Borrowings	(455,206)	(459,441)	(383,320)	(399,970)
Junior subordinated deferrable Interest debentures	(30,929)	(30,919)	(30,929)	(31,856)
Advances by borrowers for taxes and insurance	(4,326)	(4,326)	(3,507)	(3,507)
Accrued interest payable	(2,175)	(2,175)	(1,294)	(1,294)

Derivatives:
Commitments to originate loans	566	566	350	350
Commitments to sell loans and securities	(502)	(502)	(429)	(429)

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale and commitments to purchase/sell/originate loan and mortgage-backed securities is based on market quotes. Fair value of repurchase agreements, borrowings, and junior subordinated debentures is based on current rates for similar financing.

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Place Financial Corp.:

CONDENSED BALANCE SHEETS

As of June 30,	2005	2004
ASSETS
Cash and due from banks	$9,480	$3,608
Securities available for sale	6,779	6,812
Notes receivable from banking subsidiaries	6,589	15,064
Investment in banking subsidiaries	236,790	221,439
Investment in other subsidiaries	8,397	7,896
Other assets	2,826	3,481

Total assets	$270,861	$258,300

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures owed to unconsolidated subsidiaries	$30,929	$30,929
Accrued expenses and other liabilities	3,276	4,261

Total liabilities	34,205	35,190
Shareholders’ equity	236,656	223,110

Total liabilities and shareholders’ equity	$270,861	$258,300

CONDENSED STATEMENTS OF INCOME

Years ended June 30,	2005	2004	2003
INCOME
Interest income	$1,153	$995	$1,086
Dividend from Bank	10,000	10,000	20,000
Income from unconsolidated affiliates	54	26	—
Net gains on sale of securities	23	—	20

Total income	11,230	11,021	21,106

EXPENSES
Interest expense	1,891	907	—
Merger related costs	—	2,045	—
Other expenses	906	479	530

Total expense	2,797	3,431	530

Income before income taxes	8,433	7,590	20,576
Income tax provision (benefit)	(625)	(917)	161

Income before undistributed net earnings of subsidiaries	9,058	8,507	20,415
Equity in undistributed net earnings of subsidiaries (distributions in excess of earnings)	9,880	5,644	(3,723)

Net income	$18,938	$14,151	$16,692

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30,	2005	2004	2003
Cash flows from operating activities
Net income	$18,938	$14,151	$16,692
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(9,880)	(5,644)	3,723
Amortization, net of accretion	70	12	17
Securities gains	(23)	—	(20)
Change in deferred taxes	20	679	—
Change in other assets	(264)	(2,541)	(56)
Change in other liabilities	(501)	458	3,438

Net cash from operating activities	8,360	7,115	23,794

Cash flows from investing activities
Proceeds from sales of mortgage-backed securities	268	—	—
Proceeds from maturities of securities	218	870	1,090
Purchases of securities	(23)	(51)	—
Net decrease in loans receivable	—	5	1,733
Cash paid for Franklin Bancorp, Inc., net of cash acquired	—	(40,918)	—
Investment in First Place Holdings, Inc.	—	—	(4,523)
Distribution from Title Works Agency LLC	—	—	76
Change in loans to Bank	8,334	442	409

Net cash from investing activities	8,797	(39,652)	(1,215)

Cash flows from financing activities
Purchase of treasury stock	(4,284)	(6,815)	(15,111)
Cash dividends paid	(8,101)	(6,916)	(6,612)
Net proceeds from issuance of subordinated debt securities	—	30,608	—
Proceeds from stock options exercised	1,415	1,009	957
Dividends on unearned ESOP shares	(315)	(335)	(330)

Net cash from financing activities	(11,285)	17,551	(21,096)

Net change in cash and cash equivalents	5,872	(14,986)	1,483

Cash and cash equivalents at beginning of year	3,608	18,594	17,111

Cash and cash equivalents at end of year	$9,480	$3,608	$18,594

Supplemental noncash disclosures:

Stock portion of acquisition price of Franklin Bancorp, Inc.	—	$40,765	—

NOTE 22 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2005	2004	2003
Basic
Net income	$18,938	$14,151	$16,692

Average shares outstanding	15,011,401	13,453,861	13,539,941
Average unearned ESOP shares	(536,621)	(595,952)	(655,326)
Average unearned RRP shares	(87,601)	(120,325)	(171,445)

Weighted average common shares outstanding - basic	14,387,179	12,737,584	12,713,170

Basic earnings per share	$1.32	$1.11	$1.31

Diluted
Net income	$18,938	$14,151	$16,692

Weighted average common shares outstanding - basic	14,387,179	12,737,584	12,713,170
Dilutive effects of assumed exercises of stock options	235,504	229,793	242,889
Dilutive effects of unearned RRP shares	336	5,032	11,293

Weighted average common shares outstanding - diluted	14,623,019	12,972,409	12,967,352

Diluted earnings per share	$1.30	$1.09	$1.29

Stock options of 48,689 and 33,117 shares of stock were not considered in computing diluted earnings per share for 2004 and 2003 because they were antidilutive.

NOTE 23 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components, net of taxes at June 30 are as follows:

	2005	2004	2003
Net income	$18,938	$14,151	$16,692
Change in unrealized losses due to recognition of other-than-temporary impairment	5,246	—	—
Other changes in unrealized gains (losses) on available for sale securities	(1,363)	(7,774)	(537)
Change in unrealized gain (losses) on interest rate swaps	—	—	(1,815)
Less reclassification adjustments for (gains) losses later recognized in income:
Realized (gains) on available for sale securities	(91)	(480)	(1,125)
Realized losses on termination of interest rate swaps	2,332	2,577	2,689

	6,124	(5,677)	(788)

Tax effect	(2,144)	1,987	276

Other comprehensive income	$22,918	$10,461	$16,180

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

2005	September 30	December 31		March 31	June 30
Total interest income	$27,831	$29,305		$31,233	$33,133
Total interest expense	11,067	11,796		12,633	13,994

Net interest income	16,764	17,509		18,600	19,139
Provision for loan losses	307	1,371		906	925

Net interest income after provision for loan losses	16,457	16,138		17,694	18,214
Total noninterest income	5,312	1,095	(1)	7,400	6,072
Total noninterest expense	14,828	14,910		15,746	16,010

Income before income taxes and minority interest	6,941	2,323		9,348	8,276
Provision for income taxes	2,169	678		2,755	2,296
Minority interest in income of consolidated subsidiary	15	9		3	25

Net income	$4,757	$1,636		$6,590	$5,955

Basic earnings per share	$0.33	$0.11		$0.46	$0.41

Diluted earnings per share	$0.33	$0.11		$0.45	$0.41

2004
Total interest income	$21,185	$21,226		$20,769	$22,593
Total interest expense	9,185	9,302		9,352	9,766

Net interest income	12,000	11,924		11,417	12,827
Provision for loan losses	1,486	687		200	2,523	(2)

Net interest income after provision for loan losses	10,514	11,237		11,217	10,304
Total noninterest income	6,422	5,965		4,415	5,708
Total noninterest expense	10,211	10,921		10,226	13,975	(3)

Income before income taxes and minority interest	6,725	6,281		5,406	2,037
Provision for income taxes	2,169	1,937		1,609	499
Minority interest in income of consolidated subsidiary	47	12		12	13

Net income	$4,509	$4,332		$3,785	$1,525

Basic earnings per share	$0.36	$0.34		$0.30	$0.11

Diluted earnings per share	$0.35	$0.34		$0.30	$0.11

(1)	Includes charge of $5,246 for other-than temporary impairment of securities.
(2)	Includes $1,500 in provision for loan losses to reflect a change in the approach to managing credit issues at Franklin Bank after the acquisition and to conform Franklin Bank’s practices to those that the Bank uses.
(3)	Includes $2,200 of merger expenses related to the Franklin acquisition completed May 28, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this form 10-K for the period ended June 30, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

Management’s Report on Internal Control over Financial Reporting

July 27, 2005

The management of First Place Financial Corporation (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2005.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ Steven R. Lewis	/s/ Paul S. Musgrove

President and Chief Executive Officer	Corporate Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Board of Directors and Shareholders

First Place Financial Corp.

Warren, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that First Place Financial Corp. (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Place Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Place Financial Corp. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, First Place Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Place Financial Corp. as of June 30, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2005 and our report dated July 27, 2005 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio

July 27, 2005

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of the Company and First Place Bank who are not Directors. The following table sets forth certain information regarding executive officers of the Company or First Place Bank at August 31, 2005 who are not also directors.

Name	Age at August 31, 2005	Positions Held with The Company or First Place Bank
Timothy A. Beaumont	47	Corporate Executive Vice President – Chief Credit Officer
Albert P. Blank	43	President and Chief Operating Officer
J. Craig Carr	57	Corporate Executive Vice President – General Counsel and Secretary
Brian E. Hoopes	48	Corporate Executive Vice President – Chief Information Officer
Craig L. Johnson	46	Michigan Regional President and Corporate Director of Commercial Real Estate
Robert J. Kowalski	40	Corporate Executive Vice President – Human Resources
Paul S. Musgrove	42	Corporate Executive Vice President – Chief Financial Officer and Treasurer
Dominique K. Stoeber	41	Corporate Executive Vice President – Retail Banking
Kenton A. Thompson	49	Regional President and Corporate Director of Business Financial Services
R. Bruce Wenmoth	50	Corporate Executive Vice President – Retail Lending

Timothy A. Beaumont was named Corporate Executive Vice President - Chief Credit Officer in 2004. He joined First Place Bank in June 2000 as a Senior Vice President. He was previously employed with Mahoning National Bank of Youngstown for nine years as a Vice President of Commercial Lending. He has over fifteen years of experience in corporate banking. Mr. Beaumont is a Cum Laude graduate of Hiram College with a degree in Business Administration.

Albert P. Blank was named President and Chief Operating Officer in October 2004. Mr. Blank had served as Executive Vice President and Chief Operating Officer from 2003 to 2004. Mr. Blank joined First Place Bank in November 2000 as Senior Vice President of Retail Lending and served in that capacity through 2003. Prior to joining First Place Bank, Mr. Blank held various positions over approximately seven years with Republic Bancorp with his last position being the President of Sales for Republic Banc Mortgage Corp. He has a Bachelor of Arts degree from Mt. Union College and a Master of Business Administration degree from Kent State University.

J. Craig Carr became Corporate Executive Vice President - General Counsel and Secretary of The Company in October 2004. Mr. Carr served as Senior Vice President – General Counsel and Secretary from 2001 through 2004. From 2000 through 2001, Mr. Carr held the position of General Counsel and Secretary. Prior to the merger of FFY with the Company, Mr. Carr had been General Counsel and Secretary of FFY and FFY Bank since January 1999. With FFY Bank since 1973, Mr. Carr is a member of the Ohio State and Mahoning County Bar Associations.

Brian E. Hoopes became Corporate Executive Vice President – Chief Information Officer in October 2004. Prior to that he had served as Senior Vice President – Chief Information Officer since 1999. Mr. Hoopes joined First Place Bank in August 1998 as Vice President of Banking Systems. He was previously employed with Michelin Tire Corporation for 18 years in positions responsible for electronic data processing and financial operations. Mr. Hoopes has a Bachelor of Science degree from the University of Akron.

Craig L. Johnson became Michigan Regional President and Corporate Director of Commercial Real Estate in May 2004. He served as President and Chief Executive Officer of Franklin Bancorp, Inc. and Franklin Bank, N.A. from November 2003 through May 2004 and as Executive Vice President and Chief Lending Officer from June 2003 through November 2003. He was previously employed by Republic Bancorp, Inc. serving as Vice Chairman of Republic Bank from June 1999 to November 2002 and as President and Chief Executive Officer of Republic Savings Bank from December 1995 to June 1999. Mr. Johnson has a Bachelor of Science in Business Administration degree from Central Michigan University.

Robert J. Kowalski joined First Place in April 2005 as Corporate Executive Vice President - Human Resources. From 2000 through 2004 Mr. Kowalski served as Vice President responsible for Human Resources for O/E Systems, Inc. of Troy, Michigan. Mr. Kowalski received his undergraduate degree from Michigan State University and a Masters in Marketing from Wayne State University.

Paul S. Musgrove joined the Company in May 2005 as Corporate Executive Vice President – Chief Financial Officer and Treasurer. Mr. Musgrove served as Vice President – Director Finance at Ohio Savings Bank from 2004 to 2005. Prior to that Mr. Musgrove was employed at RBC Centura Banks Inc. as Chief Financial Officer from 2002 to 2004 and as Corporate Controller from 2001 to 2002. From 1992 to 2001 Mr. Musgrove held various senior positions for Royal Bank Financial Group of Toronto, Canada. Mr. Musgrove received his undergraduate degree in engineering and a Master in Business Administration from Concordia University, Montreal, Canada.

Dominique K. Stoeber became Corporate Executive Vice President - Retail Banking in November 2004. Prior to this position, she was the Senior Vice President of Human Resources, a position she had held since January 1999. She joined First Place Bank in 1990 as Personnel Manager and was named Director of Human Resources in 1992. Ms. Stoeber has a Bachelor of Science degree in Human Resource Management from Ohio State University.

Kenton A. Thompson joined First Place Bank in June 2003 as Regional President and Corporate Director of Business Financial Services. He was previously employed by Key Bank as President of Key Trust Companies and Key Bank Life Insurance Ltd for more than five years. Mr. Thompson has a Bachelor of Science degree in Business Administration from Youngstown State University.

R. Bruce Wenmoth was named Corporate Executive Vice President – Retail Lending in October 2004 He joined First Place Bank in June 2003 as Senior Vice President - Retail Lending. He was previously employed with Metropolitan Bank and Trust for over five years as Senior Vice President – Mortgage Banking and has over twenty years experience in mortgage banking. He has a Bachelor of Science degree from Cornell University.

Directors of the Company and First Place Bank

Information concerning Directors of the Board of the Company and First Place Bank is incorporated herein by reference from the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 21, 2005.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 21, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 21, 2005.

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 21, 2005.

Item 14. Principal Accounting Fees and Procedures

Information concerning principal accounting fees and procedures is incorporated herein by reference to the “Ratification of The Company Independent Auditors” section of the proxy statement for the 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 21, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1) Financial Statements

The following information is filed in the Item of this Form 10-K as indicated below.

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements.

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Plan of acquisition, reorganization, arrangement, liquidation or succession	(i)

3.1	First Place Financial Corp. Certificate of Incorporation	(ii)

3.2	First Place Financial Corp. Bylaws	3.2

4	Specimen First Place Financial Corp. common stock certificate	(ii)

10.1	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(v)

10.2	Employment Contract between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(v)

10.3	Employment Contract between First Place Bank and Paul S. Musgrove, Corporate Executive Vice President, Chief Financial Officer and Treasurer	(vi)

10.4	Form of change in control and severance agreement	(iii)

10.5	First Place Financial Corp. 1999 Incentive Plan	(iv)

10.6	First Place Financial Corp. 2004 Incentive Plan	(vii)

14	Code of Ethics	(v)

21	Subsidiaries of Registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Certification of Chief Executive Officer	31.1

31.2	Certification of Chief Financial Officer	31.2

32.1	Section 1350 Certification (Chief Executive Officer)	32.1

32.2	Section 1350 Certification (Chief Financial Officer)	32.2

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 10, 2003 and as amended and included as Annex I in the Company’s Form S-4/A dated February 9, 2004 and incorporated by reference herein.
(ii)	Filed as exhibits to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(iii)	Filed as Exhibit 10.1 to Form S-4/A dated February 9, 2004 and incorporated by reference herein.
(iv)	Filed as Appendix A to the Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.
(v)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 10, 2004 and incorporated by reference herein.
(vi)	Filed as an exhibit to Form 8-K dated September 7, 2005 and incorporated by reference herein.
(vii)	Filed as Appendix A to the Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.

(b) Exhibits

None

(c) Separate Financial Statements

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date: September 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date: September 9, 2005

/s/ A. Gary Bitonte
A. Gary Bitonte
Director
Date: September 9, 2005

/s/ Donald Cagigas
Donald Cagigas
Director
Date: September 9, 2005

/s/ Marie Izzo Cartwright
Marie Izzo Cartwright
Director
Date: September 9, 2005

/s/ Robert P. Grace
Robert P. Grace
Director
Date: September 9, 2005

/s/ Thomas M. Humphries
Thomas M. Humphries
Director
Date: September 9, 2005

/s/ Earl T. Kissell
Earl T. Kissell
Director
Date: September 9, 2005

/s/ Paul S. Musgrove
Paul S. Musgrove
Chief Financial Officer
Date: September 9, 2005

/s/ E. Jeffrey Rossi
E. Jeffrey Rossi
Director
Date: September 9, 2005

/s/ Samuel A. Roth
Samuel A. Roth
Chairman of the Board
Date: September 9, 2005

/s/ William A. Russell
William A. Russell
Director
Date: September 9, 2005

/s/ Ronald P. Volpe
Ronald P. Volpe
Director
Date: September 9, 2005

/s/ Robert L. Wagmiller
Robert L. Wagmiller
Director
Date: September 9, 2005