Form 10-Q
period 2005-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2005-11-04
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,077,254 common shares as of October 31, 2005

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2005	June 30, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$64,759	$52,549
Securities available for sale	294,763	296,314
Loans held for sale	138,939	145,053
Loans
Mortgage and construction	829,550	827,151
Commercial	742,511	715,903
Consumer	308,372	288,067

Total loans	1,880,433	1,831,121
Less allowance for loan losses	19,194	18,266

Loans, net	1,861,239	1,812,855
Federal Home Loan Bank stock	30,922	30,621
Premises and equipment, net	22,354	21,367
Goodwill	55,173	55,076
Core deposit and other intangibles	14,337	15,282
Other assets	77,806	69,826

Total assets	$2,560,292	$2,498,943

LIABILITIES
Deposits
Non-interest bearing	$228,642	$235,840
Interest bearing checking	118,667	110,774
Savings	193,052	195,203
Money market	452,478	441,134
Certificates of deposit	762,066	726,388

Total deposits	1,754,905	1,709,339
Short-term borrowings	265,802	262,293
Long-term borrowings	265,184	260,788
Other liabilities	32,932	29,867

Total liabilities	2,318,823	2,262,287

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value:
3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value:
33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	189,140	188,931
Retained earnings	106,007	101,878
Unearned employee stock ownership plan shares	(4,897)	(5,045)
Unearned recognition and retention plan shares	(1,125)	(1,134)
Treasury stock, at cost, 3,037,419 shares at September 30, 2005 and 3,088,854 shares at June 30, 2005	(43,895)	(44,638)
Accumulated other comprehensive loss	(3,942)	(3,517)

Total shareholders’ equity	241,469	236,656

Total liabilities and shareholders’ equity	$2,560,292	$2,498,943

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2005	2004
INTEREST INCOME
Loans, including fees	$31,450	$24,041
Securities
Taxable	2,936	3,391
Tax exempt	405	399

TOTAL INTEREST INCOME	34,791	27,831

INTEREST EXPENSE
Deposits	9,818	6,795
Short-term borrowings	2,325	886
Long-term borrowings	3,217	3,386

TOTAL INTEREST EXPENSE	15,360	11,067

NET INTEREST INCOME	19,431	16,764
PROVISION FOR LOAN LOSSES	1,355	307

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	18,076	16,457

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,368	1,380
Net gains on sale of securities	—	304
Net gains on sale of loans	1,883	737
Loan servicing income (loss)	166	(21)
Other income – bank	1,769	1,244
Other income - non-bank subsidiaries	1,716	1,667

TOTAL NONINTEREST INCOME	6,902	5,311

NONINTEREST EXPENSE
Salaries and employee benefits	7,796	6,950
Occupancy and equipment	2,418	2,413
Professional fees	818	561
Loan expenses	655	539
Marketing	624	674
Franchise taxes	91	505
Amortization of intangible assets	944	958
Other	2,720	2,242

TOTAL NONINTEREST EXPENSE	16,066	14,842

INCOME BEFORE INCOME TAX	8,912	6,926
Provision for income tax	2,745	2,169

NET INCOME	$6,167	$4,757

Basic earnings per share	$0.43	$0.33

Diluted earnings per share	$0.42	$0.33

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)
(Dollars	in thousands, except per share data)

	Three months ended September 30,
	2005	2004
Balance at beginning of period	$236,656	$223,110
Comprehensive income:
Net income	6,167	4,757
Loss on termination of interest rate swaps reclassified into income, net of tax	335	412
Change in unrealized gain (loss) on securities available For sale, net of reclassification and tax effects	(760)	2,137

Total comprehensive income	5,742	7,306
Cash dividends declared	(2,038)	(2,042)
Commitment to release employee stock ownership plan shares	324	279
Commitment to release recognition and retention plan shares	12	70
Treasury shares acquired	—	(3,091)
Stock options exercised and related tax benefit	747	229
Issuance of stock options recognized	26	—

Balance at end of period	$241,469	$225,861

Cash dividends declared per share	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2005	2004
Cash flows from operating activities:
Net cash from operating activities	$4,434	$(4,265)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	—	17,363
Proceeds from maturities, calls and principal paydowns	24,191	21,286
Purchases	(23,828)	(5,258)
Net change in interest-bearing deposits in other banks	—	43,476
Net change in loans	(43,074)	(97,709)
Proceeds from sale of loans	—	12,946
Premises and equipment expenditures, net	(1,756)	(532)
Investment in nonbank affiliates	(96)	(50)

Net cash from investing activities	(44,563)	(8,478)

Cash flows from financing activities:
Net change in deposits	45,566	(18,973)
Net change in short-term borrowings	(4,741)	51,195
Repayment of long-term borrowings	(18,004)	(4)
Net proceeds from issuance of subordinated debt securities	30,928	—
Cash dividends paid	(2,038)	(2,042)
Proceeds from stock options exercised	628	197
Purchase of treasury stock	—	(3,091)

Net cash from financing activities	52,339	27,282

Net change in cash and cash equivalents	12,210	14,539

Cash and cash equivalents at beginning of period	52,549	67,350

Cash and cash equivalents at end of period	$64,759	$81,889

Supplemental cash flow information:
Cash payments of interest expense	$14,278	$9,927
Cash payments of income taxes	500	—

Supplemental noncash disclosures:
Loans securitized	$44,282	$47,011
Transfer of loans to other real estate	445	2,513
Transfer of loans from held for sale to portfolio	7,018	—
Transfer from long-term to short-term borrowings	8,250	—

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2005 Annual Report to Shareholders incorporated by reference into First Place Financial Corp.’s 2005 Annual Report on Form 10-K. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (Company) and its wholly owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. The condensed consolidated financial statements also include the subsidiaries of First Place Bank, Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC. The condensed consolidated financial statements also include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC. TitleWorks Agency, LLC is a 75% owned subsidiary of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust, First Place Capital II and First Place Capital Trust III have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and the valuation of mortgage servicing rights are particularly subject to change.

Stock Based Compensation. Prior to July 1, 2005, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for fiscal year 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On July 1, 2005, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no restatement of prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.

On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the condensed consolidated statements of income.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	Three months ended September 30, 2005
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$8,938	$(26)	$8,912
Income taxes	2,753	(8)	2,745

Net income	$6,185	$(18)	$6,167

Basic earnings per share	$0.43	$—	$0.43
Diluted earnings per share	$0.42	$—	$0.42

Cash flow from operating activities	$4,408	$26	$4,434

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended September 30, 2004
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma as If under SFAS 123 (R)
Income before income taxes	$6,926	$(47)	$6,879
Income taxes	2,169	(16)	2,153

Net income	$4,757	$(31)	$4,726

Basic earnings per share	$0.33	$—	$0.33
Diluted earnings per share as reported	$0.33	$(0.01)	$0.32

Cash flow from operating activities	$(4,265)	$47	$(4,218)

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

2. Stock Compensation Plans

On July 2, 1999, the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors and key employees with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,773. Subsequent to the establishment of the plan, 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while unvested awards that are forfeited increase the shares available for grant. As of September 30, 2005, there were 2,461 shares available to be awarded as options and 80,780 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). It is similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of September 30, 2005, no awards have been issued under the 2004 Plan.

Stock Options

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Generally, one-fifth of the options awarded become exercisable on each of the first five anniversaries of the date of grant. The option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Three months ended September 30, 2005 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	859,554	$13.28	$2.82
Forfeited	—	—	—
Exercised	(51,435)	$12.22	$2.08
Granted	2,000	$20.98	$4.51

Options outstanding, end of period	810,119	$13.37	$2.87

Options exercisable, end of period	719,336	$12.64	$2.65

The aggregate intrinsic value of all options outstanding at September 30, 2005 was $7.13 million. The aggregate intrinsic value of all options that were exercisable at September 30, 2005 was $6.86 million.

	Three months ended September 30, 2005 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	137,163	$4.04
Vested	(48,380)	$3.27
Granted	2,000	$4.51

Unvested options, end of period	90,783	$4.46

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Three months ended September 30,
	2005	2004
Proceeds of options exercised	$628	$197
Related tax benefit recognized	161	32
Intrinsic value of options exercised	461	112

Options outstanding at September 30, 2005 were as follows:

	Outstanding		Exercisable
	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$9.54-$12.00	121,550	4.7	121,550	$11.15
$12.01-$14.00	538,281	3.7	538,281	$12.33
$14.01-$20.98	150,288	7.9	59,505	$18.50

Outstanding at period end	810,119	4.7	719,336	$12.64

The fair value for stock options granted during the three months ended September 30, 2005, was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.36%
Expected average life (in years)	5.06
Expected volatility	24.33%
Expected dividend yield	2.79%

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

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

Compensation expense for grants prior to July 1, 2005 is based on the cost of the shares, which approximates fair value at the date of grant, and is recognized over the vesting period of the grant. Compensation expense for grants issued after June 30, 2005 is based on the fair value of the shares at the date of grant. Unearned compensation is reported as a reduction of shareholders’ equity until earned.

Activity in issued but unvested stock grants during the quarter was as follows:

	Shares	Weighted Average Value
Issued and unvested as of June 30, 2005	4,875	$18.05
Shares vested during the period	(755)	$17.20
Issued and unvested as of September 30, 2005	4,120	$18.20

The intrinsic value of unvested stock grants at September 30, 2005 was $91.

Compensation costs for all share-based plans were as follows:

	Three months ended September 30,
	2005		2004
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation cost recognized in income	$26	$12	$—	$70
Related tax benefit recognized	2	4	—	25

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
Remainder of 2006	$78	$36	$114
2007	104	9	113
2008	103	9	112
2009	31	9	40
2010	28	2	30
2011	2	—	2

Total	$346	$65	$411

Weighted average life in years 1.9

3. Earnings per Share

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except share data)	Three months ended September 30,
	2005	2004
Basic earnings per share computation:

Net Income	$6,167	$4,757

Gross weighted average shares outstanding	15,058,166	15,065,216
Less: Average unearned ESOP shares	(499,465)	(558,874)
Less: Average unearned RRP shares	(85,417)	(89,633)

Net weighted average shares outstanding	14,473,284	14,416,709

Basic earnings per share	$0.43	$0.33

Diluted earnings per share computation:
Net Income	$6,167	$4,757

Weighted average shares outstanding for basic earnings per share	14,473,284	14,416,709
Add: Dilutive effects of assumed exercises of stock options	236,097	215,082
Add: Dilutive effects of unearned Recognition and Retention Plan shares	341	283

Weighted average shares and potentially dilutive shares	14,709,722	14,632,074

Diluted earnings per share	$0.42	$0.33

There were no stock options that were antidilutive for the three-month period ended September 30, 2005. Therefore, all stock options are considered in computing diluted earnings per share.

4. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

In September 2005, the Company formed an affiliated trust, First Place Capital Trust III (the Trust Affiliate) that issued $30,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $30,928 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Security issued by First Place Capital Trust III are payable quarterly at a fixed rate of 5.69% for five years through September 15, 2010, and a floating rate of interest that resets quarterly to 1.45% above the 3-month Libor rate for the remaining 25 years. The interest rates on the Junior Debentures are identical to the interest rates on the Trust Preferred Securities.

The Trust Preferred Securities are subject to mandatory redemption, in whole or part, upon repayment of the Junior Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee. The issuers may redeem the Trust Preferred Securities and the Junior Debentures for a premium through September 15, 2010 at the greater of (i) 107.5% of the principal amount of the Junior Debentures or (ii) the sum of the present values of the scheduled payments of principal during the fixed rate period remaining life of the Debentures discounted to the special redemption date on a quarterly basis at the treasury rate. After September 15, 2010, the issuers may redeem the Trust Preferred Securities and Junior Debentures at par.

A summary of all junior debentures issued by the Company to affiliates follow. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts.

Junior subordinated debentures owed to the following affiliate	September 30, 2005	June 30, 2005
First Place Capital Trust due January 2034	$15,465	$15,465
First Place Capital Trust II due January 2034	15,464	15,464
First Place Capital Trust III due September 2035	30,928	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,857	$30,929

The Company will use the proceeds of the Junior Debentures issued in September 2005 for general corporate purposes. Interest on the all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

5. Short-term and Long-term Borrowings

	September 30, 2005	June 30, 2005
Short-term borrowings
Federal Home Loan Bank advances	$241,925	$248,097
Securities sold under agreement to repurchase	23,877	14,196

Total	$265,802	$262,293

Long-term borrowings
Federal Home Loan Bank advances	$188,827	$207,109
Securities sold under agreement to repurchase	14,500	22,750
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	30,929

Total	$265,184	$260,788

6. Financial Instruments with Off-Balance-Sheet Risk

The Company regularly enters into transactions that generate off-balance-sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these types of transactions as of September 30, 2005, are shown below. Current values are also indicated for Guarantee Obligations.

	Nominal Value	Current Asset (Liability) Value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$258,321	$(1,233)
Standby letters of credit	3,379	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	204,894
Commitments to originate or purchase loans	206,765
Commitments to sell loans	144,727
Unused lines of credit	196.840
Commercial letters of credit	47,702

The loans sold with recourse were sold to government-sponsored enterprises beginning in 2001. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to reasonably estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Recent Accounting Pronouncements

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

Business Overview

Background. First Place Financial Corp. (Company) is a unitary savings and loan holding company formed as a result of the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank. In December 2000, the Company completed a merger of equals with FFY Financial Corp. In May 2004, the Company acquired Franklin Bancorp Inc. In addition, through subsidiaries the Company owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and as a general insurance agency.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of September 30, 2005, the Company had $2.6 billion in assets and was the largest publicly traded thrift institution in Ohio.

Strategic Plan. The Company seeks to grow assets and fees in order to grow net income. Currently, the Company seeks to grow by increasing market share in current markets, expanding into new markets in the Midwest by opening de novo loan production and banking offices and through acquisitions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be efficiently integrated into current operations and the degree to which they are accretive to earnings, initially and over time.

The Company provides a return to its shareholders by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company uses certain financial ratios and other financial measures to monitor profitability and to monitor the levels of risks. The following section contains a summary of the primary financial measures the Company uses.

Results of Operations

Comparison of the Three Months Ended September 30, 2005 and 2004

Selected Financial Ratios and Other Measures

(Dollars in thousands except per share amounts)	Quarter ended		Increase (decrease)
	9/30/2005	9/30/2004	Amount	Percent
Total assets	$2,560,292	$2,280,241	$280,051	12.3%
Net income	$6,167	$4,757	$1,410	29.6%
Diluted earnings per share	$0.42	$0.33	$0.09	27.3%
Return on average equity	10.23%	8.44%		1.79%
Return on average assets	0.96%	0.82%		0.14%
Net interest margin	3.35%	3.30%		0.05%
Efficiency ratio	60.51%	66.57%		-6.06%
Noninterest expense as a percent of average assets	2.51%	2.57%		-0.06%
Nonperforming assets to total assets	0.72%	0.65%		0.07%
Tangible equity to tangible assets	6.90%	6.91%		-0.01%

Summary. Net income of $6.2 million for the quarter ended September 30, 2005 was an increase of $1.4 million or 29.6% over net income of $4.8 million for the quarter ended September 30, 2004. This growth in net income was primarily due to an increase in the net gains on sale of loans and an increase in net interest income due to the growth in assets and net interest margin over the past year. The growth in assets was a result of increases in market share due to additional commissioned loan officers and new locations. There were no acquisitions in the past 15 months. The increase in net income was also due to the fact that noninterest expense grew more slowly than total revenue and other measures of activity. As a result, the ratio of noninterest income to average assets declined to 2.51% for the current quarter compared with 2.57% for the prior year quarter. Nonperforming assets as a percent of total assets increased to 0.72% from 0.65% a year earlier. This increase was concentrated in nonperforming loans and included increases in commercial, consumer and mortgage and construction loans.

From time to time, the Company uses certain financial measures that are similar to the ratios above but are based on measures that omit certain components of net income as determined under generally accepted accounting principles (GAAP). These non-GAAP measures are a supplement to the GAAP measures, which serve to highlight certain transactions, which may be unusual or nonrecurring in nature. In comparing the quarter ended September 30, 2005 with the quarter ended September 30, 2004 there were no such unusual items so this discussion does not include any non-GAAP financial measures.

Net Interest Income. Net interest income for the quarter ended September 30, 2005 totaled $19.4 million, an increase of $2.6 million, or 15.9% from $16.8 million for the quarter ended September 30, 2004. The increase in net interest income resulted from an increase of $286 million or 13.9% in average interest-earning assets compared to the same quarter a year ago. The net interest margin for the current quarter was 3.35%, up from 3.30% in the prior year quarter, primarily due a change in the mix of earning assets. The average yield on interest-earning assets was 5.97% for the quarter ended September 30, 2005, an increase of 52 basis points from 5.45% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on assets. The average rate paid on interest-bearing liabilities was 3.01% for the quarter ended September 30, 2005 compared to 2.46% for the prior year quarter, an increase of 55 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts partially offset by decreases in the rates paid on long-term borrowing rates and interest-bearing checking accounts. In addition, the mix of deposits changed to include relatively less interest-bearing checking accounts and relatively more savings, money market and certificate of deposit accounts. The change in the mix also contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Quarter ended September 30, 2005			Quarter ended September 30, 2004
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,021,363	$31,482	6.23%	$1,650,874	24,074	5.83%
Securities and interest-bearing deposits	293,378	3,160	4.31%	378,972	3,658	3.86%
Federal Home Loan Bank stock	30,624	368	4.82%	29,485	317	4.31%

Total interest-earning assets	2,345,365	35,010	5.97%	2,059,331	28,049	5.45%
Noninterest-earning assets
Cash and due from banks	51,078			83,079
Allowance for loan losses	(18,728)			(16,596)
Other assets	159,004			163,588

Total assets	$2,536,719			$2,289,402

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$116,071	137	0.47%	$185,338	271	0.58%
Savings and money market accounts	646,126	3,185	1.96%	522,661	1,609	1.22%
Certificates of deposit	742,802	6,496	3.47%	592,799	4,915	3.29%

Total deposits	1,504,999	9,818	2.59%	1,300,798	6,795	2.07%
Borrowings
Short-term	270,658	2,325	3.41%	242,659	886	1.45%
Long-term	252,126	3,217	5.06%	240,654	3,386	5.58%

Total interest-bearing liabilities	2,027,783	15,360	3.01%	1,784,111	11,067	2.46%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,769			243,041
Other liabilities	36,985			38,538

Total liabilities	2,297,537			2,065,690
Shareholders’ equity	239,182			233,712

Total liabilities and shareholders equity	$2,536,719			$2,289,402

Fully tax-equivalent net interest income		19,650			16,982
Interest rate spread			2.96%			2.99%
Net interest margin			3.35%			3.30%
Average interest-earning assets to average interest-bearing liabilities			115.66%			115.43%
Tax-equivalent adjustment		219			218

Net interest income		$19,431			$16,764

Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarter ended September 30, 2005 compared with $0.3 million for the quarter ended September 30, 2004. The increase in the provision was consistent with the change in net charge-offs compared to the prior year and growth of the loan portfolio. Total loans at September 30, 2005 were $1.880 billion, an increase of $296 million from total loans of $1.584 billion at September 30, 2004. Net charge-offs for the quarter ended September 30, 2005 were $0.4 million compared to net recoveries of $0.2 million for the prior year quarter. The increase in the provision for loan losses is also consistent with the increase in nonperforming loans, which increased to $15.3 million at September 30, 2005 compared with $12.6 million at June 30, 2005.

Noninterest Income. Noninterest income totaled $6.9 million for the quarter ended September 30, 2005, an increase of $1.6 million or 30.0% from $5.3 million in the prior year quarter. The increase in noninterest income was due to increases of $1.3 million in mortgage banking income and $0.5 million in other income – bank, partially offset by a decrease of $0.3 million in net gains on sale of securities. Mortgage banking income, consisting of net gain on sale of loans and loan servicing income, increased $1.3 million to $2.0 million in the quarter ended September 30, 2005 compared with $0.7 million in the same quarter in the prior year.

Net gains on sale of loans were $1.9 million for the quarter ended September 30, 2005, an increase of $1.2 million from $0.7 million in the same quarter in the prior year. The increase in the net gains on sale of loans resulted from an increase in the volume of loans sold and from an increase in the average profit margin on sales. For the quarter ended September 30, 2005 total residential loan sales were $321 million compared with a sales of $242 million in the same quarter in the prior year. Residential mortgage loan originations were $420 million for the quarter ended September 30, 2005, up from $339 million from the prior year first quarter. Current quarter residential mortgage loan originations were also at the highest level in the Company’s history. Long-term interest rates increased during the quarter ended September 30, 2005. We expect both rising long-term interest rates and a seasonal decline in the sales of residences to exert downward pressure on the volume of mortgage-banking activity during the second quarter of fiscal 2006 compared with the first quarter of fiscal 2006.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Long-term interest rates have fluctuated significantly over the past three years. As a result, charges for impairment and reversals of impairment of MSRs have often been the most significant component of loan servicing income. The table below shows how the change in the impairment of MSRs affects loan servicing income.

	Three months ended September 30,
	2005	2004
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$(81)	$161
Change in impairment of MSRs	247	(182)

Total loan servicing income (loss)	$166	$(21)

The increase in total loan servicing income in the current quarter compared to the prior year quarter was due to the reduction of impairment charges of $0.4 million in the current year quarter compared with the prior year. That improvement was partially offset by a decrease of $0.2 million in loan servicing revenue due to the level of payoffs of loans serviced for others during the current quarter. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. While the Company obtains an outside independent expert evaluation of MSRs each quarter, in order to make the process as accurate as possible, the process is still driven by assumptions about future market activity. Market interest rates are an external factor that has a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yields.

Service charges did not materially change for the quarter ended September 30, 2005, as compared with the same period in the prior year. Other income – bank increased for the current quarter due to increases in revenue from letters of credit, merchant services and ATM activity. Other income – non-bank increased slightly due to increased revenues at the Company’s non-bank subsidiaries. There were no gains on the sale of securities during the quarter ended September 30, 2005 compared with gains of $0.3 million in the same quarter in the prior year.

Noninterest Expense. Noninterest expense increased $1.2 million or 8.2% to $16.1 million for the three months ended September 30, 2005 compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.51% for the quarter ended September 30, 2005 compared to 2.57% for the prior year quarter. The increase in noninterest expense was due to increases of $0.8 million in salaries and employee benefits, $0.2 million in professional fees and $0.5 million in other expenses, partially offset by a decrease of $0.4 million in franchise taxes. Salaries and employee benefits increased due to additional personnel at new locations, an increase in commissions from higher volumes of business and an increase in health insurance costs. Professional fees increased due to increases in fees paid to public accounting firms for internal audit and Sarbanes Oxley internal control work. Significant portions of the work in both of those areas have been outsourced. Loan expenses for the quarter ended September 30, 2005 increased $0.2 million to $0.7 million compared with $0.5 million in the prior year quarter. The increase was due to a higher level of loan activity and is consistent with the volume of residential loan originations mentioned above. Other expenses increased primarily due to losses on the sale of real estate owned, increases in ATM expense, shareholder expenses and increases related to a larger asset base and a higher level of business activity. Franchise taxes decreased as a result of the acquisition of Michigan-based Franklin Bancorp, Inc. in 2004. We expect franchise taxes for calendar year 2006 to be similar to the level of taxes experienced in calendar year 2004 rather than the lower levels of tax experienced in calendar year 2005.

Income Taxes. Income tax expense was $2.7 million for the three months ended September 30, 2005 compared with $2.2 million for the comparable period in the prior year. The effective tax rate was 30.8% for the three months ended September 30, 2005 compared with 31.3% for the same period in the prior year.

Financial Condition

General. Assets totaled $2.560 billion at September 30, 2005, an increase of $61 million, or 2.5% from June 30, 2005. This increase was primarily due to the Company’s success in originating new loans, particularly commercial and consumer loans. Capital ratios remain stable, with the ratio of equity to total assets at September 30, 2005 of 9.43% as compared to 9.47% at June 30, 2005.

Securities. Securities available for sale decreased slightly during the first three months of fiscal 2006 and totaled $295 million at September 30, 2005. Purchases of $24 million during the quarter approximately offset maturities and amortization of mortgage-backed securities. There were no sales of securities during the quarter ended September 30, 2005.

Loans Held for Sale. Loans held for sale totaled $139 million at September 30, 2005 compared to $145 million at June 30, 2005, a decrease of $6 million.

Loans. The loan portfolio totaled $1.880 billion at September 30, 2005, an increase of $49 million, or 2.7% from $1.831 billion at June 30, 2005. Mortgage and construction loans grew $2 million or 0.3% and now total $830 million, which is 44.1% of the loan portfolio down from 45.2% at June 30, 2005. While the level of mortgage loan originations was the highest in the Company’s history, the balance did not increase significantly because the majority of the loans were originated for sale. Commercial loans grew $27 million or 3.7% and now total $743 million, which is 39.5% of the loan portfolio, up from 39.1% at June 30, 2005. Consumer loans grew $20 million or 7.0% and now total $308 million, which is 16.4% of the loan portfolio up from 15.7% at June 30, 2005.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past year.

Asset Quality History

(Dollars in thousands)	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
Nonperforming loans	$15,326	$12,605	$12,186	$11,644	$10,795
Nonperforming loans as a % of total loan	0.82%	0.69%	0.70%	0.67%	0.68%
Nonperforming assets	$18,443	$15,611	$15,052	$14,584	$14,859
Nonperforming assets as a % of total assets	0.72%	0.62%	0.61%	0.61%	0.65%
Delinquent loans	$24,795	$19,601	$20,308	$18,711	$18,031
Delinquent loans as a % of total loans	1.32%	1.07%	1.17%	1.08%	1.14%
Allowance for loan losses	$19,194	$18,266	$17,888	$17,584	$17,056
Allowance for loan losses as a % of loans	1.02%	1.00%	1.03%	1.02%	1.08%
Allowance for loan losses as a % of nonperforming loans	125.24%	144.91%	146.79%	151.01%	158.00%

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

Nonperforming assets at September 30, 2005, were $18.4 million or 0.72% of total assets at September 30, 2005. This is an increase of $2.8 million over June 30, 2005, and represents an increase over the stable level of nonperforming assets as a percent of total assets experienced over the previous three quarters. The increase in nonperforming loans was composed of increases of $1.2 million in commercial loans, $0.8 million in mortgage and construction loans and a $0.8 million increase in consumer loans. Delinquent loans have also increased to $24.8 million or 1.32% of total loans at September 30, 2005 up $5.2 million from June 30, 2005. That increase was composed of $3.5 million of commercial loans, $0.9 million in mortgage and construction loans and $0.8 million in consumer loans. It is important to note that more than 70% of nonperforming loans are secured by 1-4 family residences, and the majority of the remaining loans are secured by commercial real estate. As a result, if the borrower ultimately defaults on the loan, the Company is often able to recover a substantial portion of the loan balance through the sale of the related real estate. However, the Company has increased the level of the allowance for loss on loans. The allowance for loss on loans increased $0.9 million to $19.2 million at September 30, 2005 from $18.3 million at June 30, 2005. The ratio of the allowance for loan losses to total loans has also increased to 1.02% at September 30, 2005 from 1.00% at June 30, 2005. Delinquent loans as a percent of total loans were 1.32% at September 30, 2005 compared with 1.07% at June 30, 2005.

Other assets. Other assets increased $8 million to $78 million at September 30, 2005 compared with $70 million at June 30, 2005. One of the components of other assets is Mortgage Servicing Rights (MSRs). MSRs increased to $23 million at September 30, 2005, from $21 million at June 30, 2005. As of September 30, 2005, the Company serviced $2.303 billion of loans, which carried an average book value equal to 1.01% of the outstanding loan balance.

Deposits. Deposits increased $46 million, or 2.7%, during the first three months of fiscal 2006 and totaled $1.755 billion at September 30, 2005 compared to $1.709 billion at June 30, 2005. This increase was composed of a $36 million increase in retail deposits and a $10 million increase in brokered certificates of deposit. The growth in retail deposits during the current quarter was 2.1%, or 8.3% annualized. At September 30, 2005, the Company had $104 million in brokered deposits with original maturities ranging from nine to forty-two months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings. Long-term borrowings increased $5 million during the first quarter of fiscal 2006. That increase was composed of a $31 million increase in junior subordinated debentures, $18 million in repayments of long-term borrowings and an $8 million transfer to short-term borrowings. The additional $31 million of junior subordinated debentures carry a fixed rate of 5.69% for five years and a rate that floats with three-month LIBOR for the remaining 25 years. Short-term borrowings decreased $4 million. That decrease was composed of a $12 million repayment and an $8 million increase due to a transfer from long-term borrowings that is now due in less than one year. At September 30, 2005, $242 million of the $266 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The rate on those daily borrowings generally approximates the Federal Funds rate, and was approximately 3.75% near the end of September 2005, up 50 basis points from June 30, 2005, due to two 25 basis point rate increases in the discount rate by the Federal Reserve Board. If there are additional rate increases by the Federal Reserve over the remainder of the fiscal year, overnight borrowing costs would increase immediately. However, the impact on net interest income would be mitigated by increases the Company would anticipate on loans in the portfolio that are indexed to the prime rate. The Company presently has $471 million of loans that are indexed to the prime rate that reprice at least monthly compared to $242 million of overnight borrowings.

Capital Resources. Total shareholders’ equity increased $5 million, or 3.6% during the quarter ended September 30, 2005 and totaled $241 million. The primary components of the change were net income of $6.2 million, dividends declared of $2.0 million, an increase of $0.8 million in unrealized losses on securities and a $0.7 million increase from the exercise of stock options. There were no purchases of treasury stock during the quarter. During March 2005, the Board of Directors authorized the purchase of up to 500,000 shares of treasury stock over the following 12 months. Under that authorization an additional 450,912 shares can be purchased between October 1, 2005 and March 16, 2006. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at September 30, 2005 follows:

	Actual Ratio	Well Capitalized Ratio
Total capital to risk-weighted assets	11.21%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.13%	6.00%
Tier 1 (core) capital to adjusted total assets	7.30%	5.00%

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

At September 30, 2005, the Company had $163 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $53 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $151 million of cash and unpledged securities and Federal Home Loan Bank availability of $42 million at June 30, 2005. Potential cash available as measured by liquid assets and borrowing capacity has increased $23 million during fiscal 2006 primarily due to the additional junior subordinated debentures issued during the quarter. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At September 30, 2005, the holding company had cash and unpledged securities of $45 million available to meet cash needs. This amount increased significantly from June 30, 2005 primarily due to the issuance of $31 million of junior subordinated debentures during the first quarter of fiscal 2006. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $6 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $6 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance sheet arrangements

See Note 6 to the Notes to the Condensed Consolidated Financial Statements in Part 1. Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks with credit risk and interest rate risk being the most significant. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities, which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed rate loans within 60 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/Liability Committee.

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

Basis point change in rates	NPV Ratio September 30, 2005	NPV Ratio June 30, 2005
Up 200	9.02%	9.01%
Up 100	9.79%	10.02%
No Change	10.39%	10.76%
Down 100	10.81%	11.10%
Down 200	11.26%	11.49%

The NPV projections indicate that the Company has experienced a small decrease in its exposure to rising interest rates and has experienced a small increase in its potential benefit from falling interest rates during the first three months of fiscal 2006. The NPV ratio for no change in rates has declined 37 basis points. This was due to the continued increase in short-term interest rates during the quarter and the continuing flattening of the yield curve. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as an economic hedge against rising rates, as they become more valuable in a rising rate environment, often offsetting part or all of the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended September 30, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 500,000 shares. There were no purchases of treasury stock during the three months ended September 30, 2005. There are 450,912 shares remaining that could be purchased under the March 2005 authorization. The authorization is in force through March 16, 2006.

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

FIRST PLACE FINANCIAL CORP.

Date: November 4, 2005	/s/ Steven R. Lewis	/s/ Paul S. Musgrove
	Steven R. Lewis	Paul S. Musgrove
	President and Chief Executive Officer	Chief Financial Officer