Form 10-Q
period 2005-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2006-02-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,095,954 common shares as of January 31, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2005	June 30, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$70,153	$52,549
Securities available for sale	286,864	296,314
Loans held for sale	83,754	145,053
Loans
Mortgage and construction	884,123	806,294
Commercial	775,782	715,903
Consumer	345,643	308,924

Total loans	2,005,548	1,831,121
Less allowance for loan losses	19,617	18,266

Loans, net	1,985,931	1,812,855
Federal Home Loan Bank stock	31,281	30,621
Premises and equipment, net	24,128	21,367
Goodwill	55,172	55,076
Core deposit and other intangibles	13,413	15,282
Other assets	75,835	69,826

Total assets	$2,626,531	$2,498,943

LIABILITIES
Deposits
Non-interest bearing	$251,624	$235,840
Interest bearing checking	122,219	110,774
Savings	196,754	195,203
Money market	450,746	441,134
Certificates of deposit	743,738	726,388

Total deposits	1,765,081	1,709,339
Short-term borrowings	248,805	262,293
Long-term borrowings	335,091	260,788
Other liabilities	32,363	29,867

Total liabilities	2,381,340	2,262,287

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	189,361	188,931
Retained earnings	110,029	101,878
Unearned employee stock ownership plan shares	(4,749)	(5,045)
Unearned recognition and retention plan shares	(1,116)	(1,134)
Treasury stock, at cost: 3,018,719 shares at December 31, 2005 and 3,088,854 shares at June 30, 2005	(43,624)	(44,638)
Accumulated other comprehensive loss	(4,891)	(3,517)

Total shareholders’ equity	245,191	236,656

Total liabilities and shareholders’ equity	$2,626,531	$2,498,943

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
INTEREST INCOME
Loans, including fees	$33,048	$25,715	$64,498	$49,756
Securities
Taxable	3,087	3,173	6,023	6,564
Tax exempt	395	417	800	816

TOTAL INTEREST INCOME	36,530	29,305	71,321	57,136

INTEREST EXPENSE
Deposits	10,661	6,942	20,479	13,737
Short-term borrowings	2,325	1,426	4,650	2,312
Long-term borrowings	3,892	3,428	7,109	6,814

TOTAL INTEREST EXPENSE	16,878	11,796	32,238	22,863

NET INTEREST INCOME	19,652	17,509	39,083	34,273
PROVISION FOR LOAN LOSSES	1,190	1,371	2,545	1,678

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,462	16,138	36,538	32,595

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,370	1,345	2,738	2,725
Net gains on sale of securities	—	—	—	304
Impairment of securities	—	(5,246)	—	(5,246)
Net gains on sale of loans	1,452	1,687	3,335	2,424
Loan servicing income	192	88	358	67
Other income – bank	1,853	1,686	3,622	2,931
Other income - non-bank subsidiaries	1,940	1,535	3,656	3,202

TOTAL NONINTEREST INCOME	6,807	1,095	13,709	6,407

NONINTEREST EXPENSE
Salaries and employee benefits	8,487	6,761	16,283	13,711
Occupancy and equipment	2,463	2,395	4,881	4,808
Professional fees	622	645	1,440	1,206
Loan expenses	597	498	1,252	1,037
Marketing	538	563	1,162	1,237
Franchise taxes	237	524	328	1,029
Amortization of intangible assets	925	986	1,869	1,944
Other	2,666	2,547	5,386	4,790

TOTAL NONINTEREST EXPENSE	16,535	14,919	32,601	29,762

INCOME BEFORE INCOME TAXES	8,734	2,314	17,646	9,240
Provision for income tax	2,688	678	5,433	2,847

NET INCOME	$6,046	$1,636	$12,213	$6,393

Basic earnings per share	$0.42	$0.11	$0.84	$0.44

Diluted earnings per share	$0.41	$0.11	$0.83	$0.44

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Balance at beginning of period	$241,469	$225,861	$236,656	$223,110
Comprehensive income:
Net income	6,046	1,636	12,213	6,393
Loss on termination of interest rate swaps reclassified into income, net of tax	158	408	493	819
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	(1,107)	1,623	(1,867)	3,760

Total comprehensive income	5,097	3,667	10,839	10,972
Cash dividends declared	(2,024)	(2,007)	(4,062)	(4,049)
Commitment to release employee stock ownership plan shares	348	320	672	599
Commitment to release recognition and retention plan shares	12	10	24	80
Treasury shares acquired	—	(290)	—	(3,381)
Stock options exercised and related tax benefit	263	274	1,010	504
Issuance of stock option recognized	26	—	52	—

Balance at end of period	$245,191	$227,835	$245,191	$227,835

Cash dividends declared per share	$0.14	$0.14	$0.28	$0.28

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended December 31,
	2005	2004
Cash flows from operating activities:
Net cash from operating activities	$48,833	$(3,335)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	—	17,363
Proceeds from maturities, calls and principal paydowns	30,721	59,973
Purchases	(24,142)	(35,563)
Net change in interest-bearing deposits in other banks	—	43,901
Net change in loans	(156,215)	(246,758)
Proceeds from sale of loans	9,076	12,946
Premises and equipment expenditures, net	(4,279)	(1,422)
Investment in nonbank affiliates	(96)	(83)

Net cash from investing activities	(144,935)	(149,643)

Cash flows from financing activities:
Net change in deposits	55,742	29,648
Net change in short-term borrowings	(21,738)	65,141
Repayment of long-term borrowings	(18,009)	(8)
Proceeds from long-term borrowings	70,000	50,000
Net proceeds from issuance of subordinated debt securities	30,928	—
Cash dividends paid	(4,062)	(4,049)
Proceeds from stock options exercised	845	504
Purchase of treasury stock	—	(3,381)

Net cash from financing activities	113,706	137,855

Net change in cash and cash equivalents	17,604	(15,123)

Cash and cash equivalents at beginning of period	52,549	67,350

Cash and cash equivalents at end of period	$70,153	$52,227

Supplemental cash flow information:
Cash payments of interest expense	$31,076	$21,875
Cash payments of income taxes	$5,243	$3,780

Supplemental non-cash disclosures:
Loans securitized	$69,532	$72,123
Transfer of loans from held-for-sale to portfolio	$28,839	$—
Transfer of loans to other real estate	$679	$3,304
Transfer from long-term to short-term borrowings	$8,250	$—

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in First Place Financial Corp.’s 2005 Annual Report to Shareholders included in First Place Financial Corp.’s 2005 Annual Report on Form 10-K. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (“Company”) and its wholly owned subsidiaries, First Place Bank (“Bank”) and First Place Holdings, Inc. The condensed consolidated financial statements include subsidiaries of First Place Holdings, Inc.—First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., TitleWorks Agency, LLC and Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd. TitleWorks Agency, LLC is a 75% owned subsidiary of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation. During the second quarter of fiscal 2006, Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC were merged into First Place Bank. Franklin Safe Deposit Corporation and Franklin Mortgage Services LLC were fully consolidated since being acquired in May 2004, and therefore the merger had no impact on the consolidated financial statements.

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

On July 1, 2005, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.

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

	Three months ended December 31, 2005
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$8,760	$(26)	$8,734
Income taxes	2,688	—	2,688

Net income	$6,072	$(26)	$6,046

Basic earnings per share	$0.42	$—	$0.42
Diluted earnings per share	$0.41	$—	$0.41

Cash flow from operating activities	$37,354	$26	$37,380

	Six months ended December 31, 2005
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$17,698	$(52)	$17,646
Income taxes	5,433	—	5,433

Net income	$12,265	$(52)	$12,213

Basic earnings per share	$0.85	$(0.01)	$0.84
Diluted earnings per share	$0.83	$—	$0.83

Cash flow from operating activities	$48,781	$52	$48,833

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended December 31, 2004
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma as If under SFAS 123 (R)
Income before income taxes	$2,314	$(43)	$2,271
Income taxes	678	—	678

Net income	$1,636	$(43)	$1,593

Basic earnings per share	$0.11	$—	$0.11
Diluted earnings per share as reported	$0.11	$—	$0.11
Cash flow from operating activities	$930	$43	$973

	Six months ended December 31, 2004
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma as If under SFAS 123 (R)

Income before income taxes	$9,240	$(90)	$9,150
Income taxes	2,847	—	2,847

Net income	$6,393	$(90)	$6,303

Basic earnings per share	$0.44	$(0.01)	$0.43
Diluted earnings per share as reported	$0.44	$(0.01)	$0.43

Cash flow from operating activities	$(3,335)	$90	$(3,245)

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

2. Stock Compensation Plans

On July 2, 1999, the Company’s shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provides the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized include incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan, 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while unvested awards that are forfeited increase the shares available for grant. During the six months ended December 31, 2005, the Company issued 2,000 incentive stock options. As of December 31, 2005, there were 2,461 shares available to be awarded as options and 80,780 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). It is similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of December 31, 2005, no awards have been issued under the 2004 Plan.

Stock Options

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Existing option awards generally become exercisable at the rate of 20% per year on the first five anniversary dates of the grant. However, the vesting schedule is determined at the time of each grant and future grants may have different vesting schedules. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Following is activity under the plans:

	Six months ended December 31, 2005 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	859,554	$13.28	$2.82
Forfeited	—	—	—
Exercised	(70,135)	$12.06	$2.44
Granted	2,000	$20.98	$4.51

Options outstanding, end of period	791,419	$13.41	$2.73

Options exercisable, end of period	700,636	$12.67	$2.59

The aggregate intrinsic value of all options outstanding at December 31, 2005 was $8.42 million. The aggregate intrinsic value of all options that were exercisable at December 31, 2005 was $7.97 million.

	Six months ended December 31, 2005 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	137,163	$4.04
Vested	(48,380)	$3.27
Granted	2,000	$4.51

Unvested options, end of period	90,783	$4.46

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Six months ended December 31,
	2005	2004
Proceeds of options exercised	$845	$412
Related tax benefit recognized	$222	$92
Intrinsic value of options exercised	$664	$281

Options outstanding at December 31, 2005 were as follows:

	Outstanding		Exercisable
	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$9.54-$12.00	106,550	4.4	106,550	$11.11
$12.01-$14.00	534,581	3.5	534,581	$12.33
$14.01-$20.98	150,288	7.7	59,505	$18.50

Outstanding at period end	791,419	4.4	700,636	$12.67

The fair value of stock options granted during the six months ended December 31, 2005, was determined at the date of grant using a Black-Scholes option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.36%
Expected average life (in years)	5.06
Expected volatility	24.33%
Expected dividend yield	2.79%

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on historical information.

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

Activity in issued but unvested stock grants during the six months ended December 31, 2005, was as follows:

	Shares	Weighted Average Value
Issued and unvested as of June 30, 2005	4,875	$18.05
Shares vested during the period	(1,510)	$17.20

Issued and unvested as of December 31, 2005	3,365	$18.42

The intrinsic value of unvested stock grants at December 31, 2005 was $81.

Compensation costs for all share-based plans were as follows:

	Six months ended December 31,
	2005		2004
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation cost recognized in income	$52	$24	$—	$80
Related tax benefit recognized	—	8	—	28

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
Remainder of 2006	$52	$24	$76
2007	104	9	113
2008	103	9	112
2009	31	9	40
2010	28	2	30
2011	2	—	2

Total	$320	$53	$373

Weighted average life in years			1.8

3. Earnings per Share

The computation of basic and diluted earnings per share is shown in the following table:

(Dollars in thousands, except share data)	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Basic earnings per share computation:
Net Income	$6,046	$1,636	$12,213	$6,393

Gross weighted average shares outstanding	15,088,446	14,981,810	15,073,306	15,023,513
Less: Average unearned ESOP shares	(484,574)	(543,926)	(492,020)	(551,371)
Less: Average unearned RRP shares	(84,694)	(87,540)	(85,055)	(88,587)

Net weighted average shares outstanding	14,519,178	14,350,344	14,496,231	14,383,555

Basic earnings per share	$0.42	$0.11	$0.84	$0.44

Diluted earnings per share computation:
Net Income	$6,046	$1,636	$12,213	$6,393

Weighted average shares outstanding for basic earnings per share	14,519,178	14,350,344	14,496,231	14,383,555
Add: Dilutive effects of assumed exercises of stock options	260,409	273,899	248,859	244,480
Add: Dilutive effects of unearned Recognition and Retention Plan shares	501	514	421	413

Weighted average shares and potentially dilutive shares	14,780,088	14,624,757	14,745,511	14,628,448

Diluted earnings per share	$0.41	$0.11	$0.83	$0.44

There were no stock options that were antidilutive for the three and six-month periods ended December 31, 2005 and for the three and six-month periods ended December 31, 2004. Therefore, all stock options were considered in computing diluted earnings per share.

4. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

In September 2005, the Company formed an affiliated trust, First Place Capital Trust III (the Trust Affiliate) that issued $30,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $30,928 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliate. The Company formed the Trust Affiliate for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by the Trust Affiliate are the sole assets of that trust. Distributions on the Trust Preferred Securities issued by First Place Capital Trust III are payable quarterly at a fixed rate of 5.69% for five years through September 15, 2010, and a floating rate of interest that resets quarterly to 1.45% above the 3-month Libor rate for the remaining 25 years. The interest rates on the Junior Debentures are identical to the interest rates on the Trust Preferred Securities.

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	December 31, 2005	June 30, 2005
First Place Capital Trust due January 2034	$15,465	$15,465
First Place Capital Trust II due January 2034	15,464	15,464
First Place Capital Trust III due September 2035	30,928	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,857	$30,929

The Company has used the proceeds of the Junior Debentures issued in September 2005 for general corporate purposes. Interest on all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

5. Short-term and Long-term Borrowings

	December 31, 2005	June 30, 2005
Short-term borrowings
Federal Home Loan Bank advances	$224,210	$248,097
Securities sold under agreement to repurchase	24,595	14,196

Total	$248,805	$262,293

Long-term borrowings
Federal Home Loan Bank advances	$258,734	$207,109
Securities sold under agreement to repurchase	14,500	22,750
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	30,929

Total	$335,091	$260,788

6. Financial Instruments with Off-Balance-Sheet Risk

The Company regularly enters into transactions that generate off-balance-sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these types of transactions as of December 31, 2005 are shown below. Current values are also indicated for guarantee obligations.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$255,980	$(1,061)
Standby letters of credit	4,048	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	$199,325
Commitments to originate or purchase loans	160,718
Commitments to sell loans	90,340
Unused lines of credit	202,510
Commercial letters of credit	55,399

The loans sold with recourse were sold to government-sponsored enterprises beginning in 2001. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005 and will apply to the Company effective July 1, 2006. The adoption of this pronouncement has not had a material impact on the Company’s consolidated financial statements.

8. Subsequent Events

On January 27, 2006, the Company announced that it had entered into an Agreement and Plan of Merger to acquire The Northern Savings and Loan Company of Elyria, Ohio (Northern). As of December 31, 2005, Northern had total assets of $341 million, deposits of $265 million and shareholders’ equity of $43 million. Under the terms of the agreement, Northern shareholders will be entitled to receive for each share of Northern common stock either $29.00 in cash or 1.138 shares of the Company’s common stock or any combination thereof, subject to the election and allocation procedures which are intended to insure that in the aggregate, a minimum of 80% and a maximum of 90% of Northern shares will be exchanged for common stock of the Company. The approximate value of this transaction is $71.5 million. The merger agreement has been unanimously approved by the Company’s and Northern’s Board of Directors. The consummation of the merger is subject to the approval of Northern’s shareholders, regulatory authorities and other closing conditions. The acquisition is expected to take place during the second calendar quarter of 2006.

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

Business Overview

Background. First Place Financial Corp. (Company) is a unitary savings and loan holding company formed as a result of the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank. In December 2000, the Company completed a merger of equals with FFY Financial Corp. In May 2004, the Company acquired Franklin Bancorp Inc. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of December 31, 2005, the Company had $2.6 billion in assets and was the largest publicly traded thrift institution in Ohio.

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

On January 27, 2006, the Company announced that it has entered into a Definitive Agreement to acquire Northern Savings and Loan Company, Elyria, Ohio. This move represents a significant step in our strategic vision to expand our franchise across Ohio. It is a natural progression west from several Cleveland markets where the Company has experienced exceptional growth and it bridges the geographic gap to our operations in Southern Michigan.

The Company provides a return to its shareholders by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company uses certain financial ratios and other financial measures to monitor profitability and to monitor the levels of risk. The following section contains a summary of the primary financial measures the Company uses.

Results of Operations

Comparison of the Three Months and Six Months Ended December 31, 2005 and 2004

Selected Financial Ratios and Other Measures

(Dollars in thousands except per share amounts)	Three Months Ended		Increase (Decrease)
	12/31/2005	12/31/2004	Amount	Percent
Total assets	$2,626,531	$2,385,302	$241,229	10.1%
Net income	$6,046	$1,636	$4,410	269.6%
Diluted earnings per share	$0.41	$0.11	$0.30	272.7%
Return on average equity	9.86%	2.88%		7.0%
Return on average assets	0.93%	0.28%		0.7%
Net interest margin	3.33%	3.30%		—
Efficiency ratio	61.97%	79.23%		(17.3)%
Noninterest expense as a percent of average assets	2.54%	2.52%		—
Nonperforming assets to total assets	0.62%	0.61%		—
Tangible equity to tangible assets	6.90%	6.72%		0.2%

Summary. Net income of $6.0 million for the quarter ended December 31, 2005 was an increase of $4.4 million or 269.6% over net income of $1.6 million for the quarter ended December 31, 2004. Diluted earnings per share were $0.41 for the quarter compared with $0.11 for the prior-year period, an increase of 272.7%. Return on average equity for the quarter was 9.86% compared with 2.88% for the same quarter in the prior year. These significant increases over the prior year were primarily due to a prior year pretax charge of $5.2 million to record other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stocks. This charge had an after-tax effect on net income of $3.4 million, or $0.23 per diluted share. The increase in net income was also due to an increase of $2.2 million in net interest income, partially offset by an increase of $1.6 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits. This increase was due to additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. As a result, the ratio of noninterest expense to average assets increased to 2.54% for the current quarter compared with 2.52% for the prior year quarter. Nonperforming assets as a percent of total assets increased slightly to 0.62% from 0.61% a year earlier.

Selected Financial Ratios and Other Measures

(Dollars in thousands except per share amounts)	Six Months Ended		Increase (Decrease)
	12/31/2005	12/31/2004	Amount	Percent
Total assets	$2,626,531	$2,385,302	$241,229	10.1%
Net income	$12,213	$6,393	$5,820	91.0%
Diluted earnings per share	$0.83	$0.44	$0.39	88.6%
Return on average equity	10.05%	5.65%		4.4%
Return on average assets	0.95%	0.55%		0.4%
Net interest margin	3.34%	3.30%		—
Efficiency ratio	61.24%	72.37%		(11.1)%
Noninterest expense as a percent of average assets	2.53%	2.54%		—
Nonperforming assets to total assets	0.62%	0.61%		—
Tangible equity to tangible assets	6.90%	6.72%		0.2%

Summary. Net income of $12.2 million for the six months ended December 31, 2005 was an increase of $5.8 million or 91.0% over net income of $6.4 million for the six months ended December 31, 2004. Diluted earnings per share were $0.83 for the first six months of fiscal year 2006 compared with $0.44 for the prior-year period, an increase of 88.6%. Return on average equity for the six months ended December 31, 2005 was 10.05% compared with 5.65% for the same period in the prior year. These significant increases over the prior year were primarily due to a prior-year pretax charge of $5.2 million to record other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stocks. This charge had an after-tax effect on net income of $3.4 million, or $0.23 per diluted share. The increase in net income was also due to an increase of $4.8 million in net interest income, partially offset by an increase of $2.8 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits. This increase was due to additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. Even though average assets increased $239.6 million or 10.3% for the six months ended December 31, 2005 compared to the same period in the prior year, noninterest expense as a percent of average assets remained stable at 2.53% compared with 2.54% in the prior year.

Explanation of Certain Non-GAAP Measures. This Form 10-Q contains certain financial information determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, the Company has provided financial measures that are based on core earnings rather than net income. Ratios and other financial measures with the word Core in their title were computed using core earnings rather than net income. Core earnings excludes merger, integration and restructuring expense, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that we do not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, performance trends and financial condition. While core earnings can be useful in evaluating current performance and projecting current trends into the future, management does not believe that core earnings are a substitute for GAAP net income. We encourage investors and others to use core earnings as a supplemental tool for analysis and not as a substitute for GAAP net income. The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in core earnings. A reconciliation from GAAP net income to the non-GAAP measure of core earnings is shown below.

	Three months ended December 31,		Six months ended December 31,
(Dollars in thousands)	2005	2004	2005	2004
Reconciliation of GAAP Net Income To Core Earnings
GAAP Net income	$6,046	$1,636	$12,213	$6,393
Other-than-temporary impairment of securities, net of tax	—	3,410	—	3,410

Core earnings	$6,046	$5,046	$12,213	$9,803

Core earnings for the quarter ended December 31, 2005 were $6.0 million, a 19.8% increase over core earnings of $5.0 million for the same quarter in the prior year. Diluted core earnings per share were $0.41 for the quarter ended December 31, 2005 compared with $0.35 for the prior year quarter. Core earnings for the six months ended December 31, 2005 were $12.2 million, a 24.6% increase from core earnings of $9.8 million for the same period in the prior year. Diluted core earnings per share were $0.83 for the six months ended December 31, 2005 compared with $0.67 for the same period in the prior year. The increase in core earnings during the second quarter and first half of the current fiscal year compared with the same periods in the prior year were primarily due to interest-earning asset growth during the previous twelve months.

Net Interest Income. Net interest income for the quarter ended December 31, 2005 totaled $19.7 million, an increase of $2.2 million, or 12.2% from $17.5 million for the quarter ended December 31, 2004. The increase in net interest income resulted primarily from an increase of $243 million or 11.3% in average interest-earning assets compared to the same quarter a year ago. The net interest margin for the current quarter was 3.33%, up from 3.30% in the prior year quarter. The average yield on interest-earning assets was 6.15% for the quarter ended December 31, 2005, an increase of 65 basis points from 5.50% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on assets. The average rate paid on interest-bearing liabilities was 3.25% for the quarter ended December 31, 2005 compared to 2.53% for the prior year quarter, an increase of 72 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts partially offset by decreases in the rates paid on long-term borrowings. In addition, the mix of deposits changed to include relatively less interest-bearing checking accounts and relatively more savings, money market and certificate of deposit accounts. The change in the mix also contributed to the increase in the rate paid on interest-bearing liabilities.

Net interest income for the six months ended December 31, 2005 totaled $39.1 million, an increase of $4.8 million, or 14.0% from $34.3 million for the six months ended December 31, 2004. The increase in net interest income resulted from an increase of $265 million or 12.6% in average interest-earning assets compared to the same period a year ago. The net interest margin for the first half of fiscal year 2006 was 3.34%, up from 3.30% in the prior year. The average yield on interest-earning assets was 6.06% for the six months ended December 31, 2005, an increase of 58 basis points from 5.48% for the same period in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on assets. The average rate paid on interest-bearing liabilities was 3.16% for the six months ended December 31, 2005 compared to 2.53% for the prior year, an increase of 63 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts partially offset by decreases in the rates paid on long-term borrowings and interest-bearing checking accounts. In addition, the mix of deposits changed to include relatively less interest-bearing checking accounts and relatively more savings, money market and certificate of deposit accounts. The change in the mix also contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,067,683	$33,088	6.40%	$1,774,322	25,748	5.80%
Securities and interest-bearing deposits	291,192	3,250	4.46%	342,684	3,477	4.06%
Federal Home Loan Bank stock	30,930	416	5.40%	29,733	305	4.07%

Total interest-earning assets	2,389,805	36,754	6.15%	2,146,739	29,530	5.50%
Noninterest-earning assets
Cash and due from banks	51,819			62,911
Allowance for loan losses	(19,582)			(17,367)
Other assets	160,160			157,972

Total assets	$2,582,202			$2,350,255

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$119,563	144	0.48%	$110,666	96	0.34%
Savings and money market accounts	647,832	3,635	2.23%	614,978	1,947	1.26%
Certificates of deposit	754,973	6,881	3.62%	594,185	4,899	3.27%

Total deposits	1,522,368	10,660	2.78%	1,319,829	6,942	2.09%
Borrowings
Short-term	240,015	2,326	3.84%	284,401	1,426	1.99%
Long-term	300,081	3,892	5.15%	242,107	3,428	5.62%

Total interest-bearing liabilities	2,062,464	16,878	3.25%	1,846,337	11,796	2.53%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	241,228			249,994
Other liabilities	35,335			28,646

Total liabilities	2,339,027			2,124,977
Shareholders’ equity	243,175			225,278

Total liabilities and shareholders equity	$2,582,202			$2,350,255

Fully tax-equivalent net interest income		19,876			17,734
Interest rate spread			2.90%			2.97%
Net interest margin			3.33%			3.30%
Average interest-earning assets to average interest-bearing liabilities			115.87%			116.27%
Tax-equivalent adjustment		224			225

Net interest income		$19,652			$17,509

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Six Months Ended December 31, 2005			Six Months Ended December 31, 2004
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,044,523	$64,572	6.32%	$1,712,608	$49,821	5.82%
Securities and interest-bearing deposits	292,285	6,408	4.38%	360,818	7,136	3.95%
Federal Home Loan Bank stock	30,777	784	5.06%	29,609	622	4.17%

Total interest-earning assets	2,367,585	71,764	6.06%	2,103,035	57,579	5.48%
Noninterest-earning assets
Cash and due from banks	51,449			72,995
Allowance for loan losses	(19,155)			(16,981)
Other assets	159,582			160,803

Total assets	$2,559,461			$2,319,852

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$117,817	281	0.48%	$148,001	366	0.50%
Savings and money market accounts	646,979	6,820	2.11%	568,820	3,556	1.26%
Certificates of deposit	748,888	13,378	3.58%	593,492	9,814	3.33%

Total deposits	1,513,684	20,479	2.71%	1,310,313	13,736	2.11%
Borrowings
Short-term	255,337	4,650	3.65%	263,530	2,312	1.76%
Long-term	276,103	7,109	5.16%	241,380	6,815	5.60%

Total interest-bearing liabilities	2,045,124	32,238	3.16%	1,815,223	22,863	2.53%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	236,999			246,517
Other liabilities	36,160			33,593

Total liabilities	2,318,283			2,095,333
Shareholders’ equity	241,178			224,519

Total liabilities and shareholders equity	$2,559,461			$2,319,852

Fully tax-equivalent net interest income		39,526			34,716
Interest rate spread			2.90%			2.95%
Net interest margin			3.34%			3.30%
Average interest-earning assets to average interest-bearing liabilities			115.77%			115.86%
Tax-equivalent adjustment		443			443

Net interest income		$39,083			$34,273

Provision for Loan Losses. The provision for loan losses was $1.2 million for the quarter ended December 31, 2005 compared with $1.4 million for the quarter ended December 31, 2004. Net charge-offs for the quarter ended December 31, 2005 were $767 thousand compared with $843 thousand for the prior year quarter. The decrease in the provision was consistent with the decrease in net charge-offs compared to the prior year and in nonperforming loans. Total loans at December 31, 2005 were $2.006 billion, an increase of $274 million from total loans of $1.732 billion at December 31, 2004. The provision for loan losses for the six months ended December 31, 2005 was $2.5 million compared with $1.7 million for the six months ended December 31, 2004. Net charge-offs for the six months ended December 31, 2005 were $1.2 million compared with $0.6 million for the comparable period in the prior year. The increase in the provision for loan losses for the first half of fiscal year 2006 is consistent with the growth of the loan portfolio and increases in net charge-offs compared to prior year and nonperforming loans. Nonperforming loans increased to $13.4 million at December 31, 2005 compared with $12.6 million at June 30, 2005.

Noninterest Income. Noninterest income totaled $6.8 million for the quarter ended December 31, 2005, an increase of $5.7 million or 521.6% from $1.1 million in the prior year quarter. The increase was primarily due to the $5.2 million charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock recorded in the quarter ended December 31, 2004. In addition, other income – nonbank increased $0.4 million and other income – bank increased $0.2 million while mortgage banking income, consisting of net gains of sale of loans and loan servicing income, decreased $0.1 million.

Noninterest income totaled $13.7 million for the six months ended December 31, 2005, an increase of $7.3 million or 114.0% from $6.4 million in the prior year period. The increase was primarily due to the $5.2 million charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock recorded in the second quarter of fiscal 2005. In addition, mortgage banking income increased $1.2 million, other income – bank increased $0.7 million and other income – nonbank increased $0.5 million. These increases were partially offset by a net gain on sale of securities of $0.3 million during the first half of fiscal 2005.

Net gains on sale of loans were $1.5 million for the quarter ended December 31, 2005, a decrease of $0.2 million from $1.7 million in the same quarter in the prior year. The decrease in the net gains on sale of loans resulted from a decrease in the average profit margin on sales, partially offset by an increase in the volume of loans sold. For the quarter ended December 31, 2005, total residential loan sales were $250 million compared with sales of $212 million in the same quarter in the prior year. Residential mortgage loan originations were $339 million for the quarter ended December 31, 2005 compared with $334 million for the prior year quarter. Long-term interest rates increased during the quarter ended December 31, 2005. We expect both a high level of long-term interest rates relative to the past two years and a seasonal decline in the sales of residences to exert downward pressure on the volume of mortgage-banking activity during the third quarter of fiscal 2006 compared with the first quarter of fiscal 2006.

Net gains on sale of loans were $3.3 million for the six months ended December 31, 2005, an increase of $0.9 million from $2.4 million in the same period in the prior year. The increase in the net gains on sale of loans resulted from an increase in the volume of loans sold and an increase in the average profit margin on sales. For the six months ended December 31, 2005, total residential loan sales were $571 million compared with sales of $454 million in the same period in the prior year. Residential mortgage loan originations were $759 million for the six months ended December 31, 2005 compared with $673 million for the prior year period. We expect both a high level of long-term interest rates relative to the past two years and a seasonal decline in the sales of residences to exert downward pressure on the volume of mortgage-banking activity during the third quarter of fiscal 2006 compared with the first half of fiscal 2006.

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

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$85	$49	$4	$210
Change in impairment of MSRs	107	39	354	(143)

Total loan servicing income	$192	$88	$358	$67

The increase in total loan servicing income in the current quarter compared to the prior year quarter was primarily due to the reduction of impairment charges of $0.1 million in the current year quarter compared with the prior year. That improvement was supplemented by an increase in loan servicing revenue due to an increase in the size of the servicing portfolio. The increase in total loan servicing income for the six months ended December 31, 2005 compared with the same period in the prior year was primarily due to the reduction of impairment charges of $0.5 million in the first half of fiscal 2006 compared with the same period in the prior year. That improvement was partially offset by a decrease of $0.2 million in loan servicing revenue due to the level of payoffs of loans serviced for others during the six months ended December 31, 2005. The process used to arrive at the estimated aggregate fair value of the Company’s MSRs is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. While the Company obtains an outside independent expert evaluation of MSRs each quarter, in order to make the process as accurate as possible, the process is still driven by assumptions about future market activity. Market interest rates are an external factor that has a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield.

Over the past several years the volume and dollar value of MSRs has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company is planning a sale of mortgage servicing rights during the second half of fiscal 2006. While the results of the sale will depend on the market for MSRs when the sale takes place, no loss in anticipated.

Service charges did not materially change for the quarter ended December 31, 2005, as compared with the same period in the prior year. Other income – nonbank increased due to year over year increases in revenue in each of the nonbank businesses including insurance commissions, real estate commissions and brokerage commissions. Other income – bank increased due to increases in revenue from merchant services and ATM activity. Service charges did not materially change for the six months ended December 31, 2005, as compared with the same period in the prior year. Other income – nonbank increased due to year over year increases in revenue in each of the nonbank businesses including insurance commissions, real estate commissions and brokerage commissions. Other income – bank increased due to increases in revenue from letters of credit, merchant services and ATM activity.

Noninterest Expense. Noninterest expense increased $1.6 million or 10.8% to $16.5 million for the three months ended December 31, 2005 compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.54% for the quarter ended December 31, 2005 compared to 2.52% for the prior year quarter. The core efficiency ratio for the quarter ended December 31, 2005 was 62.0%, unchanged from the prior year period. The increase in noninterest expense was primarily due to an increase of $1.7 million in salaries and employee benefits. The main factor contributing to this growth was additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. In addition, increases of $0.1 million in loan expenses and $0.1 million other noninterest expense were offset by a decrease of $0.3 million in franchise taxes. The decrease in franchise taxes for the first six months of fiscal 2006 was primarily due to the Franklin Bank acquisition in the fourth quarter of fiscal 2004. Management is anticipating that franchise taxes will increase in the third quarter of fiscal 2006 by approximately $0.4 million.

Noninterest expense increased $2.8 million or 9.5% to $32.6 million for the six months ended December 31, 2005 compared with the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.53% for the six months ended December 31, 2005 compared with 2.54% for the prior year period. The efficiency ratio for the six months ended December 31, 2005 was 61.2% compared with 72.4% for the prior year period. The core efficiency ratio for the six months ended December 31, 2005 was 61.2% compared with 64.2% for the prior year period. The increase in noninterest expense was primarily due to an increase of $2.6 million in salaries and employee benefits.

The main factor contributing to this growth was additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. In addition, increases of $0.2 million in professional fees, $0.2 million in loan expenses and $0.6 million in other noninterest expense were partially offset by a decrease of $0.7 million in franchise taxes. The decrease in franchise taxes for the first six months of fiscal 2006 was primarily due to the Franklin Bank acquisition in the fourth quarter of fiscal 2004. Management is anticipating that franchise taxes will increase for the second half of fiscal 2006 by approximately $0.8 million.

Income Taxes. Income tax expense was $2.7 for the three months ended December 31, 2005 compared with $0.7 million for the prior year period. The effective tax rate was 30.8% for the three months ended December 31, 2005 compared with 29.3% for the same period in the prior year. Income tax expense was $5.4 million for the six months ended December 31, 2005 compared with $2.8 million for the prior year period. The effective tax rate was 30.8% for the six months ended December 31, 2005 compared with 30.8% for the same period in the prior year. The increase in income tax expense for the three and six months ended December 31, 2005 compared with the prior year was primarily due to the lower level of pretax income in the prior year, due to the impairment of Fannie Mae and Freddie Mac preferred stocks.

Financial Condition

General. Assets totaled $2.627 billion at December 31, 2005, an increase of $128 million or 5.1% from June 30, 2005. This increase was primarily due to the Company’s success in originating new loans in all categories. Capital ratios remain adequate, with the ratio of equity to total assets at December 31, 2005 of 9.34% as compared to 9.47% at June 30, 2005.

Securities. Securities available for sale decreased $10 million or 3.2% during the first six months of fiscal 2006 and totaled $287 million at December 31, 2005. Maturities and amortization of mortgage-backed securities of $31 million and a decrease of $3 million in the market value of securities were partially offset by purchases of $24 million during the six months ended December 31, 2005. There were no sales of securities during the first half of fiscal 2006.

Loans Held for Sale. Loans held for sale totaled $84 million at December 31, 2005 compared to $145 million at June 30, 2005, a decrease of $61 million or 42.1%. The decrease was due to the transfer of $29 million of loans from held for sale to the loan portfolio and due to a general slowdown in mortgage banking activity during the second quarter of fiscal 2006.

Loans. The loan portfolio totaled $2.006 billion at December 31, 2005, an increase of $175 million, or 9.6% from $1.831 billion at June 30, 2005. Mortgage and construction loans grew $78 million or 9.7% and now total $884 million, which is 44.1% of the loan portfolio as compared to 44.0% at June 30, 2005. Virtually all fixed-rate residential mortgage loans are originated for sale, generating substantial noninterest income and minimizing interest rate risk. Commercial loans grew $60 million or 8.4% and now total $776 million, which is 38.7% of the loan portfolio as compared to 39.1% at June 30, 2005. Consumer loans grew $37 million or 12.0% and now total $346 million, which is 17.2% of the loan portfolio as compared to 16.9% at June 30, 2005. More than 80% of consumer loans are secured by single-family residences. These loans include home equity loans and lines, and second mortgages.

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past year.

Asset Quality History

(Dollars in thousands)

	12/31/05	9/30/05	6/30/05	3/31/05	12/31/04
Nonperforming loans	$13,419	$15,326	$12,605	$12,186	$11,644
Nonperforming loans as a % of total loans	0.67%	0.82%	0.69%	0.70%	0.67%
Nonperforming assets	$16,294	$18,443	$15,611	$15,052	$14,584
Nonperforming assets as a % of total assets	0.62%	0.72%	0.62%	0.61%	0.61%
Delinquent loans	$27,837	$24,795	$19,601	$20,308	$18,711
Delinquent loans as a % of total loans	1.39%	1.32%	1.07%	1.17%	1.08%
Allowance for loan losses	$19,617	$19,194	$18,266	$17,888	$17,584
Allowance for loan losses as a % of loans	0.98%	1.02%	1.00%	1.03%	1.02%
Allowance for loan losses as a % of nonperforming loans	146.19%	125.24%	144.91%	146.79%	151.01%

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

Nonperforming assets at December 31, 2005, were $16.3 million or 0.62% of total assets compared with $18.4 million or 0.72% of total assets at September 30, 2005, and $15.6 million or 0.62% of total assets at June 30, 2005. The changes in nonperforming assets were primarily related to changes in nonperforming loans which were $13.4 million, $15.3 million and $12.6 million at December 31, September 30, and June 30, 2005, respectively. At times in the past, and again during the second quarter of fiscal 2006, the Company has sold loans with credit weaknesses. The purpose of these sales is to redeploy nonperforming assets as earning assets where the foreclosure process can take as long as one to two years, as is often the case in Ohio. During the second quarter of fiscal 2006, the Company sold $7 million of loans with credit weaknesses which included $3.1 million of delinquent loans and $2.1 million of nonperforming loans. Charge-offs related to this sale were $0.5 million. Therefore, the primary reason for the decrease in nonperforming assets and nonperforming loans from September 30, 2005 to December 31, 2005 was the sale of loans with credit weaknesses. It is important to note that more than 50% of nonperforming loans are secured by 1-4 family residences, and the majority of the remaining loans are secured by commercial real estate. As a result, if the borrower ultimately defaults on the loan, the Company is often able to recover a substantial portion of the loan balance through the sale of the related real estate. The allowance for loss on loans increased $1.3 million to $19.6 million at December 31, 2005 from $18.3 million at June 30, 2005. The ratio of the allowance for loan losses to total loans has decreased to 0.98% at December 31, 2005 from 1.00% at June 30, 2005. The reduction of the allowance for loan losses as a percent of total loans is consistent with the decrease in nonperforming loans due to the loan sale. Nonperforming loans as a percent of total loans were 0.67% at December 31, 2005 compared with 0.69% at June 30, 2005.

Other Assets. Other assets increased $6 million to $76 million at December 31, 2005 compared with $70 million at June 30, 2005. One of the components of other assets is Mortgage Servicing Rights (MSRs). MSRs increased to $24 million at December 31, 2005, from $21 million at June 30, 2005. As of December 31, 2005, the Company serviced $2.447 billion of loans, which carried an average book value equal to 1.00% of the outstanding loan balance. The Company has an equity investment in a low-income housing project of $0.7 million. That investment has been classified as special mention at December 31, 2005 due to low occupancy, resulting in negative cash flow. Management believes this investment is realizable at December 31, 2005. However, further deterioration could result in partial or total impairment.

Deposits. Deposits increased $56 million, or 3.3% during the first six months of fiscal 2005 and totaled $1.765 billion at December 31, 2005 compared to $1.709 billion at June 30, 2005. This increase was composed of a $66 million or 4.0% increase in retail deposits, partially offset by the runoff of $10 million of brokered certificates of deposit. At December 31, 2005, the Company had $84 million in brokered deposits with original maturities ranging from one to seventy-seven months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings. Long-term borrowings increased $74 million during the first half of fiscal 2006. That increase was composed of a $31 million increase in junior subordinated debentures and a $52 million net increase in long-term borrowings, partially offset by an $8 million transfer to short-term borrowings. The additional $31 million of junior subordinated debentures carry a fixed rate of 5.69% for five years and a rate that floats with three-month LIBOR for the remaining 25 years. During the six months ended December 31, 2005, the Company borrowed $70 million in long-term fixed-rate FHLB advances with original maturities ranging from twenty-three to forty months. Short-term borrowings decreased $13 million. That decrease was composed of a net $21 million repayment and an $8 million increase due to a transfer from long-term borrowings that is now due in less than one year. At December 31, 2005, $224 million of the $249 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The rate on the daily borrowings generally approximates the Federal Funds rate. At the end of December 2005, the rate was approximately 4.25%, up 100 basis points from June 30, 2005, due to four 25 basis point rate increases in the discount rate by the Federal Reserve Board. If the Federal Reserve Board increases the discount rate over the remainder of the fiscal year, overnight borrowing costs would increase immediately. However, the impact on net interest income would be mitigated by increases the Company would anticipate on loans in the portfolio that are indexed to the prime rate. The Company presently has $520 million of loans that are indexed to the prime rate that re-price at least monthly compared to $224 million of overnight borrowings.

Capital Resources. Total shareholders’ equity increased $8 million, or 3.4% during the six months ended December 31, 2005 and totaled $245 million. The primary components of the change were net income of $12.2 million, dividends declared of $4.1 million, an increase of $1.9 million in unrealized losses on securities and a $1.0 million increase from the exercise of stock options. There were no purchases of treasury stock during the first six months of fiscal year 2006. During March 2005, the Board of Directors authorized the purchase of up to 500,000 shares of treasury stock over the following 12 months. Under that authorization an additional 450,912 shares can be purchased between October 1, 2005 and March 16, 2006. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at December 31, 2005 follows:

	Actual ratio	Well-capitalized ratio
Total capital to risk-weighted assets	11.05%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.01%	6.00%
Tier 1 (core) capital to adjusted total assets	7.41%	5.00%

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

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

At December 31, 2005, the Company had $188 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $77 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $10 million on an unsecured commercial bank line of credit. This is compared to $151 million of cash and unpledged securities and Federal Home Loan Bank availability of $42 million at June 30, 2005. Potential cash available as measured by liquid assets and borrowing capacity has increased $82 million during fiscal 2006 due to the additional junior subordinated debentures issued during the first quarter of fiscal year 2006, a reduction of securities pledged to secure public funds and a slowdown in mortgage banking activity. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At December 31, 2005, the holding company had cash and unpledged securities of $43 million available to meet cash needs. This amount increased significantly from June 30, 2005 primarily due to the issuance of $31 million of junior subordinated debentures during the first quarter of fiscal 2006. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $12 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $12 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance sheet arrangements

See Note 6 to the Notes to the Condensed Consolidated Financial Statements in Part 1. Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks, with credit risk and interest rate risk being the most significant. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-bearing assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities, which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed-rate loans within 60 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/Liability Committee.

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

Basis point change in rates	NPV Ratio December 31, 2005	NPV Ratio June 30, 2005
Up 200	8.59%	9.01%
Up 100	9.45%	10.02%
No Change	10.16%	10.76%
Down 100	10.64%	11.10%
Down 200	11.08%	11.49%

The NPV projections indicate that the Company has experienced a small decrease in its exposure to rising interest rates and has experienced a small increase in its potential benefit from falling interest rates during the first six months of fiscal 2006. The NPV ratio for no change in rates has declined 60 basis points. This was due to the continued increase in short-term interest rates during the first half of fiscal 2006 and the continuing flattening of the yield curve. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended December 31, 2005, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor the Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 15, 2005, the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 500,000 shares. There were no purchases of treasury stock during the six months ended December 31, 2005. There are 450,912 shares remaining that could be purchased under the March 2005 authorization. The authorization is in force through March 16, 2006.

Item 3. Defaults Upon Senior Securities – Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 27, 2005. The voting results on each issue submitted to the shareholders at that meeting are indicated below.

Election of Directors for a three year term:

	For	Percent	Withheld	Percent
Donald Cagigas	13,121,561	98.6	190,863	1.4
Steven R. Lewis	11,473,631	86.2	1,838,793	13.8
Samuel A. Roth	13,166,298	98.9	146,126	1.1
Dr. Ronald P. Volpe	13,146,161	98.8	166,263	1.2

Ratification of the appointment of Crowe Chizek and Company LLC, as independent auditors of the Company for the fiscal year ending June 30, 2006.

For	Against	Abstain
13,149,109	90,764	72,551

Item 5. Other Information – Not applicable.

Item 6. Exhibits

Exhibit 31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: February 9, 2006	/s/ Steven R. Lewis	/s/ Paul Musgrove
	Steven R. Lewis	Paul Musgrove
	President and Chief Executive Officer	Chief Financial Officer