Form 10-Q
period 2006-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2006-05-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

15,136,384 shares of common stock as of April 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2006	June 30, 2005
	(Unaudited)
ASSETS
Cash and due from banks	$60,513	$52,549
Interest-bearing deposits in other banks	4,600	—
Securities available for sale	266,170	296,314
Loans held for sale	59,015	145,053
Loans:
Mortgage and construction	916,479	806,294
Commercial	789,992	715,903
Consumer	358,004	308,924

Total loans	2,064,475	1,831,121
Less allowance for loan losses	20,170	18,266

Loans, net	2,044,305	1,812,855
Federal Home Loan Bank stock	27,518	30,621
Premises and equipment, net	25,428	21,367
Goodwill	56,207	55,076
Core deposit and other intangibles	12,525	15,282
Other assets	90,874	69,826

Total assets	$2,647,155	$2,498,943

LIABILITIES
Deposits:
Noninterest-bearing checking	$223,647	$235,840
Interest-bearing checking	117,586	110,774
Savings	205,284	195,203
Money market	442,061	441,134
Certificates of deposit	759,784	726,388

Total deposits	1,748,362	1,709,339
Short-term borrowings	286,011	262,293
Long-term borrowings	330,773	260,788
Other liabilities	29,992	29,867

Total liabilities	2,395,138	2,262,287

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	188,744	187,797
Retained earnings	114,307	101,878
Unearned employee stock ownership plan shares	(4,600)	(5,045)
Treasury stock, at cost: 2,978,289 shares at March 31, 2006 and 3,088,854 shares at June 30, 2005	(43,040)	(44,638)
Accumulated other comprehensive loss	(3,575)	(3,517)

Total shareholders’ equity	252,017	236,656

Total liabilities and shareholders’ equity	$2,647,155	$2,498,943

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$34,061	$27,662	$98,559	$77,418
Securities and interest-bearing deposits
Taxable	3,080	3,166	9,103	9,730
Tax-exempt	406	405	1,206	1,221

TOTAL INTEREST INCOME	37,547	31,233	108,868	88,369

INTEREST EXPENSE
Deposits	11,281	7,542	31,760	21,279
Short-term borrowings	2,878	1,630	7,528	3,942
Long-term borrowings	4,308	3,461	11,417	10,275

TOTAL INTEREST EXPENSE	18,467	12,633	50,705	35,496

NET INTEREST INCOME	19,080	18,600	58,163	52,873
PROVISION FOR LOAN LOSSES	1,013	906	3,558	2,584

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	18,067	17,694	54,605	50,289

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,340	1,220	4,078	3,945
Net (losses) gains on sale of securities	(945)	(136)	(945)	168
Impairment of securities	—	—	—	(5,246)
Net gains on sale of loans	1,391	1,934	4,726	4,358
Gain on sale of loan servicing rights	1,551	—	1,551	—
Loan servicing income	723	107	1,081	174
Other income - bank	1,651	2,518	5,273	5,449
Other income - non-bank subsidiaries	2,193	1,757	5,849	4,959

TOTAL NONINTEREST INCOME	7,904	7,400	21,613	13,807

NONINTEREST EXPENSE
Salaries and employee benefits	8,282	7,996	24,565	21,707
Occupancy and equipment	2,465	2,457	7,346	7,265
Professional fees	693	723	2,133	1,929
Loan expenses	687	559	1,939	1,596
Marketing	437	524	1,599	1,761
Franchise taxes	598	78	926	1,107
Amortization of intangible assets	900	972	2,769	2,916
Other	2,687	2,440	8,073	7,230

TOTAL NONINTEREST EXPENSE	16,749	15,749	49,350	45,511

INCOME BEFORE INCOME TAXES	9,222	9,345	26,868	18,585
Provision for income tax	2,896	2,755	8,329	5,602

NET INCOME	$6,326	$6,590	$18,539	$12,983

Basic earnings per share	$0.43	$0.46	$1.28	$0.90

Diluted earnings per share	$0.43	$0.45	$1.25	$0.89

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Balance at beginning of period	$245,191	$227,835	$236,656	$223,110
Comprehensive income:
Net income	6,326	6,590	18,539	12,983
Loss on termination of interest rate swaps reclassified into income, net of tax	158	353	651	1,172
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	1,158	(2,052)	(709)	1,708

Total comprehensive income	7,642	4,891	18,481	15,863
Cash dividends declared	(2,048)	(2,026)	(6,110)	(6,075)
Commitment to release employee stock ownership plan shares	359	292	1,031	891
Commitment to release recognition and retention plan shares	12	10	36	90
Treasury shares acquired	—	(128)	—	(3,509)
Issuance of 21,358 shares of stock for acquisition	550	—	550	—
Stock options exercised and related tax benefit	285	229	1,295	733
Issuance of stock option recognized	26	—	78	—

Balance at end of period	$252,017	$231,103	$252,017	$231,103

Cash dividends declared per share	$0.14	$0.14	$0.42	$0.42

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended March 31,
	2006	2005
Cash flows from operating activities:
Net cash from operating activities	$63,555	$(11,016)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	33,452	33,564
Proceeds from maturities, calls and principal paydowns	48,390	87,058
Purchases	(49,300)	(67,418)
Net change in interest-bearing deposits in other banks	(4,600)	43,901
Net change in loans	(213,941)	(347,906)
Proceeds from sale of loans	9,076	12,946
Premises and equipment expenditures, net	(6,043)	(1,776)
Cash paid for acquisition of Insurance Center of Warren Agency, Inc., net of cash received	(503)	—
Investment in non-bank affiliates	(114)	(517)

Net cash from investing activities	(183,583)	(240,148)

Cash flows from financing activities:
Net change in deposits	39,023	109,923
Net change in short-term borrowings	15,468	106,534
Repayment of long-term borrowings	(56,763)	(29,387)
Proceeds from long-term borrowings	104,375	50,000
Net proceeds from issuance of subordinated debt securities	30,928	—
Cash dividends paid	(6,110)	(6,075)
Proceeds from stock options exercised	1,071	597
Purchase of treasury stock	—	(3,509)

Net cash from financing activities	127,992	228,083

Net change in cash and cash equivalents	7,964	(23,081)

Cash and cash equivalents at beginning of period	52,549	67,350

Cash and cash equivalents at end of period	$60,513	$44,269

Supplemental cash flow information:
Cash payments of interest expense	$48,909	$32,992
Cash payments of income taxes	$7,833	$3,780
Supplemental non-cash disclosures:
Stock portion of acquisition price of Insurance Center of Warren Agency, Inc.	$550	$—
Loans securitized	$87,930	$91,099
Transfer of loans from portfolio to held-for-sale	$—	$97,486
Transfer of loans from held-for-sale to portfolio	$30,839	$—
Transfer of loans to other real estate	$1,837	$3,727
Reclassification of borrowings from long-term to short-term	$8,250	$—

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

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (“Company”) and its wholly owned subsidiaries, First Place Bank (“Bank”) and First Place Holdings, Inc. The condensed consolidated financial statements include subsidiaries of First Place Holdings, Inc. - First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and TitleWorks Agency, LLC a 75% owned subsidiary of First Place Holdings, Inc. The investments of the Company in First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III have been accounted for under the equity method. This accounting treatment is based on the purpose of First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III as protecting the interests of the holders of the securities they have issued. All significant intercompany balances and transactions have been eliminated in consolidation. During the third quarter of fiscal year 2006, First Place Insurance Agency, Ltd. completed the acquisition of Insurance Center of Warren Agency, Inc., a local general insurance agency. This acquisition was accounted for under the purchase method and results of operations have been included in the Consolidated Financial Statements since the acquisition date.

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

On July 1, 2005, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows. In accordance with SFAS No. 123(R), unearned compensation related to the Recognition and Retention Plan has been reclassified to additional paid-in-capital.

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

	Three months ended March 31, 2006
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$9,248	$(26)	$9,222
Income taxes	2,896	—	2,896

Net income	$6,352	$(26)	$6,326

Basic earnings per share	$0.43	$—	$0.43
Diluted earnings per share	$0.43	$—	$0.43

Cash flow from operating activities	$14,748	$(26)	$14,722

	Nine months ended March 31, 2006
(Dollars in thousands, except per share data)	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$26,946	$(78)	$26,868
Income taxes	8,329	—	8,329

Net income	$18,617	$(78)	$18,539

Basic earnings per share	$1.28	$—	$1.28
Diluted earnings per share	$1.26	$(0.01)	$1.25

Cash flow from operating activities	$63,633	$(78)	$63,555

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R).

	Three months ended March 31, 2005
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma as If under SFAS 123 (R)
Income before income taxes	$9,345	$(45)	$9,300
Income taxes	2,755	—	2,755

Net income	$6,590	$(45)	$6,545

Basic earnings per share	$0.46	$—	$0.46
Diluted earnings per share as reported	$0.45	$—	$0.45

Cash flow from operating activities	$(7,817)	$(45)	$(7,862)

	Nine months ended March 31, 2005
(Dollars in thousands, except per share data)	As Reported	Pro Forma Adjustments	Pro Forma as If under SFAS 123 (R)
Income before income taxes	$18,585	$(135)	$18,450
Income taxes	5,602	—	5,602

Net income	$12,983	$(135)	$12,848

Basic earnings per share	$0.90	$(0.01)	$0.89
Diluted earnings per share as reported	$0.89	$(0.01)	$0.88

Cash flow from operating activities	$(11,016)	$(135)	$(11,151)

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

2. Stock Compensation Plans

On July 2, 1999, the Company’s shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provides the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized include incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan, 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while unvested awards that are forfeited increase the shares available for grant. During the nine months ended March 31, 2006, the Company issued 2,000 incentive stock options. As of March 31, 2006, there were 2,461 shares available to be awarded as options and 80,780 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). It is similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of March 31, 2006, no awards have been issued under the 2004 Plan.

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

Following is activity under the plans:

	Nine months ended March 31, 2006 Total options outstanding
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Options outstanding, beginning of period	859,554	$13.28	$2.82
Forfeited	—	—	—
Exercised	(89,207)	$12.01	$2.23
Granted	2,000	$20.98	$4.51

Options outstanding, end of period	772,347	$13.45	$2.72

Options exercisable, end of period	681,564	$12.70	$2.59

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $8.76 million. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $8.25 million.

	Nine months ended March 31, 2006 Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	137,163	$4.04
Vested	(48,380)	$3.27
Granted	2,000	$4.51

Unvested options, end of period	90,783	$4.46

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Nine months ended March 31,
	2006	2005
Proceeds of options exercised	$1,071	$597
Related tax benefit recognized	$300	$136
Intrinsic value of options exercised	$908	$409

Options outstanding at March 31, 2006 were as follows:

	Outstanding		Exercisable
	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price
$9.54-$12.00	98,678	4.2	98,678	$11.11
$12.01-$14.00	523,381	3.2	523,381	$12.33
$14.01-$20.98	150,288	7.4	59,505	$18.50

Outstanding at period end	772,347	4.1	681,564	$12.70

The fair value of stock options granted during the nine months ended March 31, 2006, was determined at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

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

Recognition and Retention Plan

The Company can issue stock grants as a form of compensation to directors and key employees under the 1999 Plan and the 2004 Plan. Generally, one-fifth of such shares are earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Company, the participant’s shares will be deemed to be entirely earned and nonforfeitable upon such date. Recipients are entitled to receive dividends on their respective shares but are restricted from selling, transferring or assigning their shares until full vesting of such shares has occurred.

Compensation expense for grants prior to July 1, 2005, is based on the market value of the shares, which approximates fair value at the date of grant, and is recognized over the vesting period of the grant. Compensation expense for grants issued after June 30, 2005, is based on the fair value of the shares at the date of grant. Unearned compensation is reported as a reduction of shareholders’ equity until earned.

Activity in issued but unvested stock grants during the nine months ended March 31, 2006, was as follows:

	Shares	Weighted Average Value
Issued and unvested as of June 30, 2005	4,875	$18.05
Shares vested during the period	(2,265)	$17.20

Issued and unvested as of March 31, 2006	2,610	$18.78

The intrinsic value of unvested stock grants at March 31, 2006 was $65.

Compensation costs for all share-based plans were as follows:

	Nine months ended March 31,
	2006		2005
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation cost recognized in income	$78	$36	$—	$91
Related tax benefit recognized	—	13	—	32

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
Remainder of 2006	$26	$12	$38
2007	104	9	113
2008	103	9	112
2009	31	9	40
2010	28	2	30
2011	2	—	2

Total	$294	$41	$335

Weighted average life in years 2.0

3. Earnings per Share

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands, except share data)	2006	2005	2006	2005
Basic earnings per share computation:
Net Income	$6,326	$6,590	$18,539	$12,983

Gross weighted average shares outstanding	15,118,506	14,998,449	15,088,153	15,015,280
Less: Average unearned ESOP shares	(469,732)	(529,084)	(484,699)	(544,050)
Less: Average unearned RRP shares	(84,030)	(86,915)	(84,719)	(88,038)

Net weighted average shares outstanding	14,564,744	14,382,450	14,518,735	14,383,192

Basic earnings per share	$0.43	$0.46	$1.28	$0.90

Diluted earnings per share computation:
Net Income	$6,326	$6,590	$18,539	$12,983

Weighted average shares outstanding for basic earnings per share	14,564,744	14,382,450	14,518,735	14,383,192
Add: Dilutive effects of assumed exercises of stock options	275,986	245,775	258,693	244,896
Add: Dilutive effects of unearned Recognition and Retention Plan shares	483	371	442	389

Weighted average shares and potentially dilutive shares	14,841,213	14,628,596	14,777,870	14,628,477

Diluted earnings per share	$0.43	$0.45	$1.25	$0.89

There were no stock options that were antidilutive for the three and nine-month periods ended March 31, 2006 and for the three and nine-month periods ended March 31, 2005. Therefore, all stock options were considered in computing diluted earnings per share.

4. Short-term and Long-term Borrowings

	March 31, 2006	June 30, 2005
Short-term borrowings:
Federal Home Loan Bank advances	$260,600	$248,097
Securities sold under agreement to repurchase	25,411	14,196

Total	$286,011	$262,293

Long-term borrowings:
Federal Home Loan Bank advances	$254,416	$207,109
Securities sold under agreement to repurchase	14,500	22,750
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	30,929

Total	$330,773	$260,788

5. Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

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

A summary of all junior debentures issued by the Company to affiliates follows. These amounts represent the par value of the obligations owed to these affiliates, including the Company’s equity interest in the trusts. Junior subordinated debentures owed to the following affiliates were as follows:

	March 31, 2006	June 30, 2005
First Place Capital Trust due January 2034	$15,465	$15,465
First Place Capital Trust II due January 2034	15,464	15,464
First Place Capital Trust III due September 2035	30,928	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,857	$30,929

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

6. Commitments, Contingencies and Guarantees

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of March 31, 2006 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$240,430	$(869)
Standby letters of credit	2,756	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	$194,494
Commitments to originate or purchase loans	195,219
Commitments to sell loans	114,286
Unused lines of credit	132,881
Commercial letters of credit	54,923

The loans sold with recourse were sold to government-sponsored enterprises and others beginning in 2001. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Mortgage Servicing Assets

Following is a summary of mortgage servicing assets:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Servicing rights:
Beginning of period	$24,448	$18,053	$21,013	$15,343
Additions	2,370	1,938	8,627	6,901
(Increase) decrease in valuation allowance	256	(72)	611	(215)
Sale of servicing rights	(10,987)	—	(10,987)	—
Amortized to expense	(1,328)	(1,122)	(4,505)	(3,232)

End of period	$14,759	$18,797	$14,759	$18,797

The fair value of mortgage servicing assets was $17,447 at March 31, 2006 and $23,126 at June 30, 2005. Noninterest-bearing deposits included $20,252 and $14,668 of custodial account deposits related to loans serviced for others as of March 31, 2006 and June 30, 2005 respectively.

8. Recent Accounting Pronouncements

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

In February, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement will be effective July 1, 2007 unless the Company elects early adoption in which case it would be effective July 1, 2006. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

In March, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability. This statement will be effective July 1, 2007 unless the company elects early adoption in which case it would be effective July 1, 2006. If the company adopts this pronouncement and elects to account for all servicing assets and liabilities according to the amortization method, it would not change the current treatment of accounting for servicing rights and therefore would have no impact on the consolidated financial statements. At the present time, the Company has not determined if it will elect early adoption, if it would apply the fair value method of accounting and what impact the fair value method of accounting would have on the consolidated financial statements.

9. Pending Acquisition

On January 27, 2006, the Company announced that it had entered into an Agreement and Plan of Merger (Merger Agreement) to acquire The Northern Savings & Loan Company of Elyria, Ohio (Northern). As of December 31, 2005, Northern had total assets of $341 million, deposits of $265 million and shareholders’ equity of $43 million. Under the terms of the Merger Agreement, Northern shareholders will be entitled to receive for each share of Northern common stock either $29.00 in cash or 1.138 shares of the Company’s common stock or any combination thereof, subject to the election and allocation procedures, which are intended to ensure that in the aggregate a minimum of 80% and a maximum of 90% of Northern shares will be exchanged for common stock of the Company and at least 80% of the value of the aggregate merger consideration as of the closing will consist of Company common stock. The approximate value of this transaction as of the date the Merger Agreement was signed was $71.5 million. The Merger Agreement has been unanimously approved by the Company’s Board of Directors and Northern’s Board of Directors. The consummation of the merger is subject to the approval of Northern’s shareholders and regulatory authorities and the satisfaction of other customary closing conditions. The acquisition of Northern is expected to be completed in June of 2006.

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

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of March 31, 2006, the Company had $2.6 billion in assets and was the largest publicly traded thrift institution in Ohio.

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

On January 27, 2006, the Company announced that it entered into the Merger Agreement that provides for the acquisition of Northern which is located in Elyria, Ohio. The acquisition remains subject to approval of the Northern shareholders, approval of regulatory authorities and the satisfaction of certain customary closing conditions. The acquisition is expected to be completed in June of 2006. We believe that this acquisition will represent a significant step in our strategic vision to expand our franchise across Ohio. It is a natural progression west from several Cleveland markets where the Company has experienced exceptional historical growth and it fills in some of the areas between the Mahoning valley in Ohio and our operations in Southern Michigan.

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

Results of Operations

Comparison of the Three Months and Nine Months Ended March 31, 2006 and 2005

Selected Financial Ratios and Other Measures

	Three Months Ended		Increase (Decrease)
(Dollars in thousands except per share amounts)	3/31/2006	3/31/2005	Amount	Percent
Total assets	$2,647,155	$2,479,867	$167,288	6.7%
Net income	$6,326	$6,590	$(264)	(4.0)%
Diluted earnings per share	$0.43	$0.45	$(0.02)	(4.4)%
Return on average equity	10.30%	11.64%		(1.3)%
Return on average assets	0.98%	1.11%		—
Net interest margin	3.17%	3.37%		(0.2)%
Efficiency ratio	61.56%	60.07%		1.5%
Noninterest expense as a percent of average assets	2.58%	2.65%		—
Non-performing assets to total assets	0.75%	0.61%		—
Tangible equity to tangible assets	7.11%	6.42%		0.7%

Summary. Net income of $6.3 million for the quarter ended March 31, 2006 was a decrease of $0.3 million or 4.0% from net income of $6.6 million for the quarter ended March 31, 2005. Diluted earnings per share were $0.43 for the quarter compared with $0.45 for the prior-year period, a decrease of 4.4%. Return on average equity for the quarter was 10.30% compared with 11.64% for the same quarter in the prior year. The decrease in net income was primarily due to a credit of $1.0 million in insurance proceeds in the quarter ended March 31, 2005. These proceeds were tax-free and added $0.07 to diluted earnings per share in the prior year. In addition, there were increases of $1.6 million on gain on sale of loan servicing rights, $0.5 million in net interest income and $0.4 million in other income – non-bank subsidiaries, partially offset by a net loss of $0.9 million on sale of securities and an increase of $1.0 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits and franchise taxes. The increase in salaries and benefits was due to additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. The increase in franchise taxes was mainly due to tax strategies undertaken in the prior year with regard to the Franklin Bank merger. As a result, the ratio of noninterest expense to average assets decreased to 2.58% for the current quarter compared with 2.65% for the prior year quarter. Non-performing assets as a percent of total assets increased to 0.75% from 0.61% a year earlier.

Selected Financial Ratios and Other Measures

	Nine Months Ended		Increase (Decrease)
(Dollars in thousands except per share amounts)	3/31/2006	3/31/2005	Amount	Percent
Total assets	$2,647,155	$2,479,867	$167,288	6.7%
Net income	$18,539	$12,983	$5,556	42.8%
Diluted earnings per share	$1.25	$0.89	$0.36	40.4%
Return on average equity	10.13%	7.65%		2.5%
Return on average assets	0.96%	0.74%		0.2%
Net interest margin	3.37%	3.33%		—
Efficiency ratio	61.35%	67.58%		(6.2)%
Noninterest expense as a percent of average assets	2.55%	2.58%		—
Non-performing assets to total assets	0.75%	0.61%		—
Tangible equity to tangible assets	7.11%	6.42%		0.7%

Summary. Net income of $18.5 million for the nine months ended March 31, 2006 was an increase of $5.6 million or 42.8% over net income of $13.0 million for the nine months ended March 31, 2005. Diluted earnings per share were $1.25 for the first nine months of fiscal year 2006 compared with $0.89 for the same period in the prior year, an increase of 40.4%. Return on average equity for the nine months ended March 31, 2006 was 10.13% compared with 7.65% for the same period in the prior year. The increase in net income was primarily due to increases of $5.3 million in net interest income and $7.8 million in noninterest income, partially offset by increases of $3.8 million in noninterest expense, $2.7 million in income taxes and $1.0 million in provision for loan losses. The increase in net interest income was primarily due to an increase in average interest-earning assets. The increase in noninterest income was primarily due to a prior-year pre-tax charge of $5.2 million to record other-than-temporary impairment on Fannie Mae and Freddie Mac preferred stocks, a $1.6 million gain on sale of loan servicing rights in the third quarter of fiscal 2006 and increases of $1.3 million in mortgage banking and $0.9 million in other income – non-bank subsidiaries. These increases in noninterest income were partially offset by a difference of $1.1 million between the loss on sale of securities in the current year and the gain on sale of securities in the prior year. The impairment charge had an after-tax effect on net income of $3.4 million, or $0.23 per diluted share. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits. This increase was due to additional personnel at new and existing locations and the resulting increases in volume-based commissions, and health insurance costs. Even though average assets increased $232.1 million or 9.9% for the nine months ended March 31, 2006 compared to the same period in the prior year, noninterest expense as a percent of average assets decreased slightly to 2.55% from 2.58% in the prior year.

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

	Three months ended March 31,		Nine months ended March 31,
(Dollars in thousands)	2006	2005	2006	2005
Reconciliation from GAAP Net Income to Core Earnings
GAAP Net income	$6,326	$6,590	$18,539	$12,983
Other-than-temporary impairment of securities, net of tax	—	—	—	3,410
Tax-free proceeds from executive life insurance policy	—	(1,005)	—	(1,005)

Core earnings	$6,326	$5,585	$18,539	$15,388

Core earnings for the quarter ended March 31, 2006 were $6.3 million, a 13.3% increase over core earnings of $5.6 million for the same quarter in the prior year. Diluted core earnings per share were $0.43 for the quarter ended March 31, 2006, compared with $0.38 for the prior year quarter. Core earnings for the nine months ended March 31, 2006 were $18.5 million, a 20.5% increase from core earnings of $15.4 million for the same period in the prior year. Diluted core earnings per share were $1.25 for the nine months ended March 31, 2006, compared with $1.05 for the same period in the prior year. The increase in core earnings during the three and nine-month periods ended March 31, 2006, compared with the same periods in the prior year were primarily due to interest-earning asset growth during the previous twelve months and gain on sale of loan servicing rights.

Net Interest Income. Net interest income for the quarter ended March 31, 2006, totaled $19.1 million, an increase of $0.5 million or 2.6% from $18.6 million for the quarter ended March 31, 2005. The increase in net interest income resulted primarily from an increase of $204 million or 9.1% in average interest-earning assets compared to the same quarter a year ago. The net interest margin for the current quarter was 3.17%, down from 3.37% in the prior year quarter. Net interest margin decreased as liability costs grew faster than asset yields due to a high volume of certificates of deposits that matured during the quarter and a decrease in the average balance of noninterest–bearing deposits. The average yield on interest-earning assets was 6.20% for the quarter ended March 31, 2006, an increase of 56 basis points from 5.64% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on assets. The average rate paid on interest-bearing liabilities was 3.45% for the quarter ended March 31, 2006 compared to 2.66% for the prior year quarter, an increase of 79 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts partially offset by decreases in the rates paid on long-term borrowings. In addition, the mix of deposits changed to include less noninterest-bearing checking accounts and more savings, money market and certificate of deposit accounts, which contributed to the increase in the rate paid on interest-bearing liabilities.

Net interest income for the nine months ended March 31, 2006 totaled $58.2 million, an increase of $5.3 million or 10.0% from $52.9 million for the nine months ended March 31, 2005. The increase in net interest income resulted from an increase of $245 million or 11.4% in average interest-earning assets compared to the same period a year ago. The net interest margin for the nine months ended March 31, 2006 was 3.28%, down from 3.33% in the prior year. Net interest margin decreased primarily due to a decline in the average balance of interest-bearing and noninterest-bearing checking accounts, which are the deposit categories that carry the lowest interest costs. The average yield on interest-earning assets was 6.11% for the nine months ended March 31, 2006, an increase of 58 basis points from 5.53% for the same period in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on assets. The average rate paid on interest-bearing liabilities was 3.26% for the nine months ended March 31, 2006 compared to 2.55% for the prior year, an increase of 71 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts partially offset by decreases in the rates paid on long-term borrowings. In addition, the mix of deposits changed to include less interest-bearing and noninterest-bearing checking accounts and more savings, money market and certificate of deposit accounts, which also contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,120,956	$34,101	6.43%	$1,871,310	27,693	5.92%
Securities and interest-bearing deposits	285,652	3,259	4.56%	330,585	3,439	4.16%
Federal Home Loan Bank stock	29,500	413	5.74%	30,026	320	4.37%

Total interest-earning assets	2,436,108	37,773	6.20%	2,231,921	31,452	5.64%
Noninterest-earning assets
Cash and due from banks	51,150			46,998
Allowance for loan losses	(19,889)			(17,936)
Other assets	162,728			152,222

Total assets	$2,630,097			$2,413,205

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$118,941	133	0.44%	$113,512	99	0.35%
Savings and money market accounts	647,341	4,007	2.46%	605,899	2,066	1.38%
Certificates of deposit	745,949	7,141	3.80%	667,206	5,377	3.27%

Total deposits	1,512,231	11,281	2.96%	1,386,617	7,542	2.21%
Borrowings
Short-term	268,250	2,878	4.26%	274,329	1,630	2.41%
Long-term	340,341	4,308	5.02%	265,748	3,461	5.28%

Total interest-bearing liabilities	2,120,822	18,467	3.45%	1,926,694	12,633	2.66%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	226,624			232,597
Other liabilities	33,496			24,277

Total liabilities	2,380,942			2,183,568
Shareholders’ equity	249,155			229,637

Total liabilities and shareholders equity	$2,630,097			$2,413,205

Fully tax-equivalent net interest income		19,306			18,819
Interest rate spread			2.75%			2.98%
Net interest margin			3.17%			3.37%
Average interest-earning assets to average interest-bearing liabilities			114.87%			115.84%
Tax-equivalent adjustment		226			219

Net interest income		$19,080			$18,600

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Nine Months Ended March 31, 2006			Nine Months Ended March 31, 2005
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,069,629	$98,673	6.36%	$1,764,736	$77,515	5.86%
Securities and interest-bearing deposits	290,106	9,666	4.44%	350,888	10,574	4.02%
Federal Home Loan Bank stock	30,357	1,197	5.25%	29,746	942	4.22%

Total interest-earning assets	2,390,092	109,536	6.11%	2,145,370	89,031	5.53%
Noninterest-earning assets
Cash and due from banks	51,351			64,456
Allowance for loan losses	(19,396)			(17,295)
Other assets	160,615			157,984

Total assets	$2,582,662			$2,350,515

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$118,186	414	0.47%	$136,673	465	0.45%
Savings and money market accounts	647,098	10,827	2.23%	581,000	5,623	1.29%
Certificates of deposit	747,923	20,519	3.65%	617,704	15,191	3.28%

Total deposits	1,513,207	31,760	2.80%	1,335,377	21,279	2.12%
Borrowings
Short-term	259,578	7,528	3.86%	267,077	3,942	1.97%
Long-term	297,204	11,417	5.12%	249,384	10,275	5.49%

Total interest-bearing liabilities	2,069,989	50,705	3.26%	1,851,838	35,496	2.55%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	233,591			241,945
Other liabilities	35,283			30,532

Total liabilities	2,338,863			2,124,315
Shareholders’ equity	243,799			226,200

Total liabilities and shareholders equity	$2,582,662			$2,350,515

Fully tax-equivalent net interest income		58,831			53,535
Interest rate spread			2.85%			2.98%
Net interest margin			3.28%			3.33%
Average interest-earning assets to average interest-bearing liabilities			115.46%			115.85%
Tax-equivalent adjustment		668			662

Net interest income		$58,163			$52,873

Provision for Loan Losses. The provision for loan losses was $1.0 million for the quarter ended March 31, 2006 compared with $0.9 million for the quarter ended March 31, 2005. Non-performing loans were $16.1 million at March 31, 2006 compared with $12.2 million at March 31, 2005. Net charge-offs for the quarter ended March 31, 2006 were $0.5 million compared with $0.6 million for the quarter ended March 31, 2005. Total loans were $2.064 billion at March 31, 2006 compared with $1.737 billion at March 31, 2005. The increase in the provision in the current quarter compared with the prior year quarter was consistent with the increase total loans and in non-performing loans. The provision for loan losses for the nine months ended March 31, 2006 was $3.6 million compared with $2.6 million for the nine months ended March 31, 2005. Net charge-offs for the nine months ended March 31, 2006 were $1.7 million compared with $1.2 million for the comparable period in the prior year. The increase in the provision for loan losses for the nine months ended March 31, 2006, is consistent with the growth of the loan portfolio, and increases in net charge-offs compared to prior year and non-performing loans.

Noninterest Income. Noninterest income totaled $7.9 million for the quarter ended March 31, 2006, an increase of $0.5 million or 6.8% from $7.4 million in the prior year quarter. The quarter ended March 31, 2005 included a credit of $1.0 million in other income – bank, which was life insurance proceeds. That credit was unusual and is not expected to recur in the foreseeable future. Therefore, it was excluded from the non-GAAP measure of core earnings. The other components of noninterest income that varied significantly between the current quarter and the prior year quarter included an increase in gain on sale of loan servicing rights, an increase in loan servicing income, a decrease in the gain on sale of loans and an increase in the loss on the sale of securities.

The Company sold loan servicing rights during the quarter with a book value of $11.0 million, which represented loans with principal balances totaling $1.1 billion or approximately 43% of the Company’s loan servicing rights asset at the time of sale. The purpose of the sale was to reduce the size of the servicing asset in order to reduce volatility associated with income from loan servicing rights and to take advantage of a favorable market for loan servicing rights. The gain on the sale was $1.6 million, and the Company had not previously sold loan servicing rights. Management expects to sell servicing rights in the future to continue to limit the volatility of income from loan servicing rights. However, the exact timing of future sales is not known and will be based on future loan origination volumes and the market for the sale of loan servicing rights. Net gain on the sale of loans for the three months ended March 31, 2006, was $1.4 million compared with $1.9 million for the three months ended March 31, 2005. The decline in the gain was due to more competitive market conditions in the current quarter than in the same quarter in the prior year as the volume of loans sold during the quarter increased to $220 million compared with $205 million in the prior year. The loss on the sale of securities for the three months ended March 31, 2006, was $0.9 million compared with $0.1 million for the three months ended March 31, 2005. The increased loss was due to a planned restructuring of the investment portfolio, which included the sale of $42 million of low yielding securities in order to reinvest the proceeds in securities with current yields, which are significantly higher. By March 31, 2006, approximately $25 million of the proceeds from the sale of securities had been reinvested in securities with yields averaging 230 basis points higher. Management intends to invest the remaining $17 million of proceeds during the fourth quarter of fiscal 2006 and expects to achieve similar increases in yields..

Noninterest income totaled $21.6 million for the nine months ended March 31, 2006, an increase of $7.8 million or 56.5% from $13.8 million in the prior year period. The increase was primarily due to the $5.2 million charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock recorded in the second quarter of fiscal 2005. This was partially offset by the $1.0 million of insurance proceeds included in other income – bank. Both the $5.2 million charge and the $1.0 million credit were excluded from the non-GAAP measure of core earnings. Gain on the sale of loan servicing rights was $1.6 million for the nine months ended March 31, 2006, compared to no gain in the prior year. Gain on the sale of loans was $4.7 million for the nine months ended March 31, 2006 compared with $4.4 million for the nine months ended March 31, 2005 an increase of 8.4%. This increase was due to an increase in the volume of loans sold to $791 million from $659 million or 19.9%, partially offset by a decline in the margin on loans sold. The sale of securities generated a loss of $0.9 million for the nine months ended March 31, 2006 compared with a gain of $0.2 million for the nine months ended March 31, 2005. The current year loss resulted from the investment portfolio restructuring described above.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of loan servicing rights and the adjustment for any change in the allowance for impairment of loan servicing rights, which are valued at the lower of cost or market. Both the amortization and the valuation of loan servicing rights are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. While long-term interest rates have risen significantly over the past three years, there have been both periods of rising rates and periods of falling rates. As a result, increases in impairment and reversals of impairment of loan servicing rights have often been the most significant component of loan servicing income. The table below shows how the change in the impairment of loan servicing rights has affected loan servicing income.

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$467	$179	$470	$389
Change in impairment	256	(72)	611	(215)

Total loan servicing income	$723	$107	$1,081	$174

The increase in total loan servicing income in the current quarter compared to the prior year quarter was primarily due to the reduction of impairment charges of $0.3 million in the current year quarter compared with the $0.1 million increase in impairment in the prior year. That improvement was supplemented by an increase in loan servicing revenue due to a slowdown in loan payoffs and an increase in the size of the servicing portfolio. The increase in total loan servicing income for the nine months ended March 31, 2006, compared with the same period in the prior year was primarily due to the reduction of impairment charges of $0.6 million in the first nine months of fiscal 2006 compared with an increase in impairment of $0.2 million in the same period in the prior year. That improvement was supplemented by an increase of $0.1 million in loan servicing revenue primarily due to the growth in the size of the servicing portfolio.

The process used to arrive at the estimated aggregate fair value of the Company’s loan servicing rights is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. While the Company obtains an outside independent expert evaluation of loan servicing rights each quarter, in order to make the process as accurate as possible, the process is still driven by assumptions about future market activity. Market interest rates are an external factor that has a material influence on this valuation process, as interest rates influence prepayment speeds and targeted investor yield.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold approximately 43% of its loan servicing rights during March 2006. If other factors such as prepayment speeds continue at current levels management would anticipate a reduction in loan servicing income during the fourth quarter of fiscal 2006 due to the reduction in the number and dollar volume of loans serviced.

Service charges did not materially change for the quarter ended March 31, 2006, as compared with the same period in the prior year. Other income – non-bank subsidiaries increased due to year over year increases in revenue in each of the non-bank businesses including insurance commissions, real estate commissions and brokerage commissions. Other income – bank increased due to increases in revenue from merchant services and ATM activity.

Service charges did not materially change for the nine months ended March 31, 2006, as compared with the same period in the prior year. Other income – non-bank subsidiaries increased due to year over year increases in revenue in each of the non-bank businesses including insurance commissions, real estate commissions and brokerage commissions. Other income – bank increased due to increases in revenue from letters of credit, merchant services and ATM activity.

Noninterest Expense. Noninterest expense increased $1.0 million or 6.3% to $16.7 million for the three months ended March 31, 2006, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.58% for the quarter ended March 31, 2006 compared to 2.65% for the prior year quarter. The efficiency ratio for the three months ended March 31, 2006, was 61.6% compared with 60.1% for the same period in the prior year. The core efficiency ratio for the quarter ended March 31, 2006, was 61.6%, down from 62.5% for the same period in the prior year. The increase in noninterest expense was primarily due to an increase of $0.5 million in franchise taxes and an increase of $0.3 million in salaries and employee benefits. Franchise taxes are predominantly levied on a calendar year basis and are expected to continue at current levels throughout the remainder of calendar 2006. Salaries and employee benefits increased $0.3 million or 3.6% in the current quarter compared with the same quarter in the prior year primarily due to annual merit increases.

Noninterest expense increased $3.8 million or 8.4% to $49.3 million for the nine months ended March 31, 2006, compared with the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.55% for the nine months ended March 31, 2006 compared with 2.58% for the prior year period. The efficiency ratio for the nine months ended March 31, 2006 was 61.4% compared with 67.6% for the prior year period. The core efficiency ratio for the nine months ended March 31, 2006, was 61.2% compared with 63.6% for the prior year period. The increase in noninterest expense was primarily due to an increase of $2.9 million in salaries and employee benefits and an increase of $0.8 million in other noninterest expense. The main factor contributing to the growth in personnel costs was additional personnel at new and existing locations, the resulting increases in volume-based commissions, and increases in health insurance costs. Other noninterest expense was up due to increase in printing and supplies, ATM network costs and due to the net change in the liability for recourse on loans sold.

Income Taxes. Income tax expense was $2.9 million for the three months ended March 31, 2006, compared with $2.8 million for the prior year period. The effective tax rate was 31.4% for the three months ended March 31, 2006 compared with 29.5% for the same period in the prior year. The effective rate was lower in the prior year because the $1.0 million of life insurance proceeds were not subject to federal income tax. Income tax expense was $8.3 million for the nine months ended March 31, 2006, compared with $5.6 million for the prior year period. The effective tax rate was 31.0% for the nine months ended March 31, 2006 compared with 30.1% for the same period in the prior year. The increase in income tax expense for the nine months ended March 31, 2006, compared with the prior year was primarily due to the lower level of pretax income in the prior year, due to the impairment of Fannie Mae and Freddie Mac preferred stocks in addition to the tax-free life insurance income.

Financial Condition

General. Assets totaled $2.647 billion at March 31, 2006, an increase of $148 million or 5.9% from June 30, 2005. This increase was primarily due to the Company’s success in originating new loans in all categories. Capital ratios remain stable, with the ratio of equity to total assets at March 31, 2006 of 9.52% as compared with 9.47% at June 30, 2005.

Securities. Securities available for sale decreased $29 million or 10.2% during the first nine months of fiscal 2006 and totaled $266 million at March 31, 2006. During March 2006, the Company began an investment portfolio restructuring program, which resulted in the sale of $42 million of low yielding securities and the reinvestment of $25 million into higher yielding securities. The Company intends to reinvest the remaining $17 million into higher yielding securities during the fourth quarter of fiscal 2006.

Loans Held for Sale. Loans held for sale totaled $59 million at March 31, 2006, compared to $145 million at June 30, 2005, a decrease of $86 million or 59.3%. The decrease was primarily due to a slowdown in mortgage banking activity during the second and third quarters of fiscal 2006 related to rising long-term interest rates and seasonal slowdown in originations.

Loans. The loan portfolio totaled $2.064 billion at March 31, 2006, an increase of $233 million, or 12.7% from $1.831 billion at June 30, 2005. The increase in the loan portfolio was due to increases of $110 million or 13.7% in mortgage and construction loans, $74 million or 10.3% in commercial loans, and $49 million or 15.9% in consumer loans. Virtually all fixed-rate residential mortgage loans are originated for sale, generating substantial noninterest income and minimizing interest rate risk. More than 80% of consumer loans are secured by single-family residences. These loans include home equity loans and lines, and second mortgages. A summary of the loan portfolio follows.

	As of March 31, 2006		As of June 30, 2005
	Amount	Percent	Amount	Percent
Mortgage and construction	$916,479	44.4%	$806,294	44.0%
Commercial	789,992	38.3%	715,903	39.1%
Consumer	358,004	17.3%	308,924	16.9%

Total loans	$2,064,475	100.0%	$1,831,121	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past year.

Asset Quality History

(Dollars in thousands)

	3/31/06	12/31/05	9/30/05	6/30/05	3/31/05
Non-performing assets	$19,940	$16,294	$18,443	$15,611	$15,052
Non-performing assets as a % of total assets	0.75%	0.62%	0.72%	0.62%	0.61%
Non-performing loans	$16,117	$13,419	$15,326	$12,605	$12,186
Non-performing loans as a % of total loans	0.78%	0.67%	0.82%	0.69%	0.70%
Delinquent loans	$23,673	$27,837	$24,795	$19,601	$20,308
Delinquent loans as a % of total loans	1.15%	1.39%	1.32%	1.07%	1.17%
Allowance for loan losses	$20,170	$19,617	$19,194	$18,266	$17,888
Allowance for loan losses as a % of loans	0.98%	0.98%	1.02%	1.00%	1.03%
Allowance for loan losses as a % of non-performing loans	125.15%	146.19%	125.24%	144.91%	146.79%

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and non-performing loans. The allowance for loan losses is a significant estimate that is particularly susceptible to changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable losses in the loan portfolio.

Non-performing assets at March 31, 2006, were $19.9 million or 0.75% of total assets compared with $16.3 million or 0.62% of total assets at December 31, 2005, and $15.6 million or 0.62% of total assets at June 30, 2005. The changes in non-performing assets were primarily related to changes in non-performing loans, which were $16.1 million, $13.4 million and $12.6 million at March 31, 2006, December 31, 2005 and June 30, 2005, respectively. Delinquent loans were $23.7 million, $27.8 million and $19.6 million at March 31, 2006, December 31, 2005 and June 30, 2005 respectively. The allowance for loan losses increased during the quarter to $20.2 million at March 31, 2006, from $19.6 million at December 31, 2005. However, the allowance remained constant as a percent of total loans at 0.98% as of March 31, 2006 and December 31, 2005. This maintenance of the allowance at the same relative size is consistent with the neutral state of asset quality indicated by the rising level of non-performing loans which is mitigated by the falling level of delinquencies. Also, the allowance for loan losses is 125.15% of non-performing loans. It is important to note that more than 50% of non-performing loans are secured by 1-4 family residences, and the majority of the remaining loans are secured by commercial real estate. As a result, if the borrower ultimately defaults on the loan, the Company is often able to recover a substantial portion of the loan balance through the sale of the related real estate.

Other Assets. Other assets increased $21 million to $91 million at March 31, 2006, compared with $70 million at June 30, 2005. One of the components of other assets is loan servicing rights. During the current quarter the Company sold loan servicing rights with a cost basis of approximately $11.0 million, which represented approximately 43% of the balance of loan servicing rights as of the date of the sale. The cost basis of the servicing rights that remain on the books is $14.8 million and those servicing rights have an average cost basis equal to 0.99% of the outstanding balances of the related loans. Also included in Other Assets at March 31, 2006, are receivables of $23.6 million for loan servicing rights and securities sold but not settled. The Company has an equity investment in a low-income housing project of $0.7 million that is also included in other assets. That investment was classified as special mention at December 31, 2005 due to low occupancy, resulting in negative cash flow. At March 31, 2006, the project cash flow remained negative and the asset remains classified as special mention. However, plans are underway to restructure the project. Management believes this investment is realizable at March 31, 2006. However, if restructuring does not take place and there is further deterioration partial or total impairment could occur.

Deposits. Deposits increased $39 million, or 2.3% during the first nine months of fiscal 2006 and totaled $1.748 billion at March 31, 2006, compared to $1.709 billion at June 30, 2005. This increase was composed of an $84 million or 5.5% increase in retail deposits, partially offset by a decrease of $18 million of brokered certificates of deposit and a $26 million decrease in public funds deposits. The Company has chosen not to renew brokered deposits and public funds deposits due to the success of the retail branches in raising deposits and because of the level of competition for public funds and brokered deposits has resulted in higher costs than we are currently paying for retail deposits. At March 31, 2006, the Company had $77 million in brokered deposits and $60 million in public funds requiring pledges. The Company considers these types of wholesale funds to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings. Long-term borrowings increased $70 million during the first nine months of fiscal 2006. That increase was composed of a $31 million increase in junior subordinated debentures and a $47 million net increase in long-term borrowings, partially offset by an $8 million reclassification of borrowings that are now due in less than one year from long-term to short-term. The additional $31 million of junior subordinated debentures carry a fixed rate of 5.69% for five years and a rate that floats with three-month LIBOR for the remaining 25 years. During the nine months ended March 31, 2006, the Company borrowed $80 million in long-term fixed-rate FHLB advances with original maturities ranging from twenty-four to forty-two months and rates ranging from 4.82% to 4.96%. Short-term borrowings increased $24 million. That increase was composed of a net $16 million borrowing and an $8 million increase due to a reclassification of borrowings that are now due in less than one year from long-term to short-term. At March 31, 2006, $261 million of the $286 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The rate on the daily borrowings generally approximates the Federal Funds rate. At the end of March 2006, the rate was approximately 4.75%, up 150 basis points from June 30, 2005, due to six 25 basis point rate increases in the discount rate by the Federal Reserve Board. If the Federal Reserve Board increases the discount rate over the remainder of the fiscal year, overnight borrowing costs would increase immediately. However, the impact on net interest income would be mitigated by increases the Company would anticipate on loans in the portfolio that are indexed to the prime rate. The Company presently has $528 million of loans that are indexed to the prime rate that re-price at least monthly compared to $261 million of overnight borrowings.

Capital Resources. Total shareholders’ equity increased $15.3 million, or 6.5% during the nine months ended March 31, 2006, and totaled $252 million. The primary components of the increase in shareholders’ equity were net income of $18.5 million, an increase of $1.0 million from the recognition of ESOP shares awarded and a $1.3 million increase from the exercise of stock options, offset by dividends declared of $6.1 million. There were no purchases of treasury stock during the first nine months of fiscal year 2006. During March 2006, the Board of Directors authorized the purchase of up to 500,000 shares of treasury stock over the following 12 months. The company does not currently plan to make any purchases of treasury stock under the new authorization while the acquisition of Northern Savings is pending. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. Shares repurchased by the Company may be used in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition or for general corporate purposes.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at March 31, 2006 follows:

	Actual ratio	Well-capitalized ratio
Total capital to risk-weighted assets	11.16%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.13%	6.00%
Tier 1 (core) capital to adjusted total assets	7.71%	5.00%

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

At March 31, 2006, the Company had $173 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $87 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $10 million on an unsecured commercial bank line of credit. This is compared to $151 million of cash and unpledged securities and Federal Home Loan Bank availability of $42 million at June 30, 2005. Potential cash available as measured by liquid assets and borrowing capacity has increased $77 million during fiscal 2006 due to the additional junior subordinated debentures issued during the first quarter of fiscal year 2006, a reduction of securities pledged to secure public funds and a slowdown in mortgage banking activity. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At March 31, 2006, the holding company had cash and unpledged securities of $41 million available to meet cash needs. This amount increased significantly from June 30, 2005 primarily due to the issuance of $31 million of junior subordinated debentures during the first quarter of fiscal 2006. The pending acquisition of Northern Savings by First Place Financial Corp. will require between $7 and $15 million of cash depending on the stock price and upon various elections available to the Northern Savings shareholders. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $18 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $18 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance sheet arrangements

See Note 6, Commitments, Contingencies and Guarantees, of the Notes to Condensed Consolidated Financial Statements in Part 1. Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

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

Basis point change in rates	NPV ratio March 31, 2006	NPV ratio June 30, 2005
Up 200	8.85%	9.01%
Up 100	10.04%	10.02%
No change	10.94%	10.76%
Down 100	11.55%	11.10%
Down 200	12.08%	11.49%

The NPV projections indicate that the Company has experienced small increases in its exposure to rising interest rates and in its potential benefit from falling interest rates during the nine months ended March 31, 2006. The NPV ratio for no change in rates has increased 18 basis points. This was due to the continued increase in short-term interest rates and flattening of the yield curve. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, loan servicing rights act as an economic hedge against rising rates, as they become more valuable in a rising rate environment, often offsetting part or all of the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer

concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and non-financial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended March 31, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1a. Risk Factors – Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2006, First Place Insurance Agency, Ltd., a subsidiary of the Company entered into an Agreement of Purchase and Sale of Stock to acquire the Insurance Center of Warren Agency, Inc. (Insurance Center). Based on the terms of this agreement, on February 3, 2006, the Company issued 21,358 shares of its common stock valued at approximately $550 to the previous owners of the Insurance Center as part of the purchase consideration for the acquisition of the Insurance Center. This transaction was exempt from the registration requirements under section 4(2) of the Securities Act of 1933, as amended.

On March 21, 2006, the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 500,000 shares. There were no purchases of treasury stock during the nine months ended March 31, 2006. There are 500,000 shares remaining that may be purchased under the March 2006 authorization. The authorization is in force through March 12, 2007.

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

FIRST PLACE FINANCIAL CORP.

Date: May 9, 2006	/s/ Steven R. Lewis	/s/ Paul S. Musgrove
	Steven R. Lewis	Paul S. Musgrove
	President and Chief Executive Officer	Chief Financial Officer