Form 10-K
period 2006-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2006-09-13
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended June 30, 2006

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

(330) 373-1221

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non- accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $309.6 million based upon the last sales price as of December 31, 2005. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of September 11, 2006, the Registrant had 17,459,194 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

Item 1. Business

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

On May 28, 2004, the Company acquired 100% of the common stock of Franklin Bancorp, Inc. (Franklin) and merged Franklin into the Company. As of the merger date, Franklin had total assets of $627 million. Concurrent with the merger, Franklin’s wholly-owned subsidiary, Franklin Bank N.A., converted from a national bank to a federally chartered stock savings association and changed its name to Franklin Bank. As of June 30, 2004, both First Place Bank and Franklin Bank were wholly-owned subsidiaries of the Company. Effective July 2, 2004, the two banks merged. The surviving institution has retained the name of First Place Bank, although it continues to do business in Michigan under the name of Franklin Bank as a division of First Place Bank.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern). On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. The retail locations that were part of Northern will continue to operate as the Northern Savings Division of First Place Bank until the first quarter of calendar 2007 when the data processing systems and signage will be converted to the name First Place Bank.

For purposes of describing the business of the subsidiary savings associations, First Place Bank and The Northern Savings & Loan Company, we will use the terms “Bank” or “Banks” to mean both institutions from June 27, 2006 through July 25, 2006 and “Bank” to mean First Place Bank for all other time periods referenced herein.

The Company offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. The Company conducts its business primarily through the Bank. The Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one-to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers with other financial institutions, as well as other companies. Other nonbanking operating subsidiaries of the Company include First Place Holdings, Inc., First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary First Place Referral Network, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC, a 75% owned subsidiary of First Place Holdings, Inc. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products.

Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. and American Pension Benefits, Inc. are employee benefit consulting firms and specialists in wealth management, and provide services to both businesses and consumers. First Place Holdings, Inc. holds a 75% ownership interest in TitleWorks Agency, LLC, which provides real estate title services. In addition to these operating subsidiaries, the Company has three wholly-owned affiliates, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, each of which are special purpose entities that are accounted for using the equity method based on their nature and purpose. The following table indicates the relative size of nonbanking and banking affiliates as of and for the year ended June 30, 2006, based on total revenue and total assets.

	Total Revenue	Percent of Total Revenue	Total Assets	Percent of Total Assets
	(Dollars in thousands)
Total nonbanking affiliates	$7,990	4.5%	$20,135	0.6%
Bank	170,048	95.5%	3,093,075	99.4%

Total	$178,038	100.0%	$3,113,210	100.0%

No individual nonbanking affiliate accounts for more than 3.0% of total revenue or 0.3% of total assets. These nonbanking affiliates are managed to generate net income and to contribute to the profitability of the Company. In addition, these affiliates are operated with the goal of providing a comprehensive line of financial products for customers so that the Company can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources, including access to employee benefit programs. Based on the relative size and importance of the banking affiliates to the Company as a whole, the discussion of the business will focus primarily on the Bank.

The Company’s internet site, www.firstplacebank.com, contains an Investor Relations section that provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, free of charge, as soon as reasonably practicable after the Company has filed these documents with, or furnished them to, the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 450 Fifth Street, NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge, as soon as reasonably practicable after the Company has filed the above referenced reports.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, the Company operates a community-oriented savings institution in two separate Midwest markets. First Place Bank currently operates 21 retail locations in Trumbull, Mahoning and Portage counties and 2 business financial centers in Cuyahoga County in Northeast Ohio. The Franklin Bank Division of First Place Bank has 6 retail locations, all located in southeastern Michigan near the Detroit, metropolitan area. The acquisition of The Northern Savings & Loan Company added 6 retail locations in Lorain County Ohio. In addition, the Company, through the Bank, operates 10 loan production offices located throughout Ohio, three located in Michigan and one located in Indiana.

Trumbull, Mahoning, Lorain and Portage Counties are considered the primary market area of First Place Bank in Ohio. Major industries in the area include light manufacturing, automotive and transportation, health care, as well as retail trade, wholesale trade and services. Major employers in Trumbull, Mahoning, Lorain and Portage counties include Delphi Packard Electric Systems, Forum Health, General Motors, HM Health Partners, Ford, Invacare, Kent State University, GE Lighting, WCI Steel, Inc., Robinson Memorial Hospital, the U.S. Postal Service, U.S. Air Force, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning, Lorain and Portage Counties.

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 5.0% and 7.5% since 1998. The average unemployment rate for the state of Ohio ranged from a low of 4.0% to a high of 6.2% over the same time period. U. S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. The Bank’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

The Company has two business financial centers in the suburban communities of Solon and North Olmsted in Cuyahoga County, which also includes Cleveland, Ohio. Cuyahoga County has also experienced a shift of employment from manufacturing to service industries, which has been taking place for more than 20 years. Cleveland has been more successful in shifting from a manufacturing center to a service industry center. That trend is reflected in more favorable annual unemployment rates, which ranged from a low of 3.9% to a high of 6.0% since 1998. Those rates are marginally more favorable than the rates for the state of Ohio over the same period. The Company has been successful in penetrating the residential mortgage market in Cuyahoga County. For the period from January 2006 to June 2006, First Place Bank ranked fourth among financial institutions in residential mortgage loans closed in Cuyahoga County. The Bank has less than a 1% share of deposits in Cuyahoga County.

The Franklin Bank Division of First Place Bank has four retail offices located in Oakland County and two in Wayne County, both in southeast Michigan near metropolitan Detroit. Employment in the area includes a variety of industries including manufacturing, service and education. From 2000 through 2004, Oakland County lost approximately 50,000 jobs. However, Oakland County recently ranked first among Michigan’s 83 counties in per capita income and in the top 1% in the United States. Franklin’s position as one of the few community banks in the area has enabled Franklin to be successful in marketing banking services to small to medium size businesses and their owners. The Bank has less than a 2% share of deposits in both Oakland County and Wayne County.

Lorain County, Ohio, approximately 30 miles west of Cleveland, is slowly diversifying its economic base from largely manufacturing to include a servicing sector. The county has experienced a steady growth in its tax base since 1995. Attracted by affordable land and relatively low taxes, the county’s residential population has grown and residential uses now account for 70% of 2005 assessed valuation. The Bank has approximately an 8% share of deposits in Lorain County.

The Bank operates loan production offices in Ohio, Michigan and Indiana. Ohio loan production offices are located in Newark, Mt. Vernon, Centerville, Howland, Hudson, Youngstown, Cincinnati, Toledo, Worthington and Pickerington. Michigan loan production offices are located in Grand Blanc, Holland and Jackson. The Indiana loan production office is located in Carmel, a suburb of Indianapolis. These offices along with business financial centers in Solon and North Olmsted, Ohio provide the Company access to many of the larger growing markets in Ohio, Michigan and Indiana. The majority of the business generated in these locations is mortgage banking business, which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. However, the Company also originates commercial loans through loan production offices and has expanded this business in fiscal 2006. These strategies also result in generating loans over a larger geographic area which reduces the Company’s exposure to downturns in specific local economies.

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

Lending Activities

General. The largest component of the Company’s loan portfolio has historically been first mortgage loans secured by one-to four-family residences. However, the Company anticipates that commercial loans will grow faster than residential mortgage portfolio loans in fiscal 2007. Currently, the Company’s 1-4 family lending activity is primarily mortgage banking activity. The strategy is to sell most of the fixed-rate production in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. The Company also sells the majority of adjustable-rate mortgage loans. Agency eligible loan production is sold to Fannie Mae and Freddie Mac. Loans that do not qualify for sale to those agencies are sold to private buyers, primarily other financial institutions. The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans, which typically have higher yields than traditional one-to four-family loans, and most of those originations are retained for the loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. This table does not include loans held for sale.

	At June 30,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
1-4 family residential real estate loans
Permanent financing	$950,133	40.4%	$643,617	35.1%	$698,002	46.5%	$538,248	59.7%	$590,238	65.1%
Construction	173,778	7.4%	162,677	8.9%	104,133	6.9%	41,004	4.5%	37,196	4.1%

Total	1,123,911	47.8%	806,294	44.0%	802,135	53.4%	579,252	64.2%	627,434	69.2%

Commercial loans
Multifamily real estate	106,999	4.5%	87,712	4.8%	89,575	6.0%	27,213	3.0%	25,403	2.8%
Commercial real estate	429,694	18.3%	396,206	21.7%	259,681	17.3%	99,058	11.0%	74,191	8.2%
Commercial construction	75,491	3.2%	79,206	4.3%	24,526	1.6%	9,013	1.0%	3,644	0.4%
Commercial non real estate	243,945	10.4%	152,779	8.3%	120,743	8.1%	24,947	2.8%	12,553	1.4%

Total	856,129	36.4%	715,903	39.1%	494,525	33.0%	160,231	17.8%	115,791	12.8%

Consumer loans
Home equity lines of credit	191,658	8.2%	171,982	9.4%	115,608	7.7%	84,552	9.4%	66,053	7.3%
Home equity	170,189	7.2%	124,041	6.8%	65,973	4.4%	35,287	3.9%	35,178	3.9%
Automobiles and other	8,897	0.4%	12,901	0.7%	22,280	1.5%	42,123	4.7%	61,541	6.8%

Total	370,744	15.8%	308,924	16.9%	203,861	13.6%	161,962	18.0%	162,772	18.0%

Total loans receivable	2,350,784	100.0%	1,831,121	100.0%	1,500,521	100.0%	901,445	100.0%	905,997	100.0%

Allowance for loan losses	(22,319)		(18,266)		(16,528)		(9,603)		(9,456)

Loans receivable, net	$2,328,465		$1,812,855		$1,483,993		$891,842		$896,541

Loan Originations. The Company currently originates residential mortgage and other loans through two business financial centers in Solon and North Olmsted, Ohio and through its network of loan production offices located in Ohio, Michigan, Indiana and to a lesser extent through its retail network. Ohio loan production offices are located in Boardman, Cincinnati, Columbus, Dayton, Howland, Hudson, Mt. Vernon, Newark, Ravenna, and Toledo. Michigan loan production offices are located in Grand Blanc, Holland and Jackson. The Indiana loan production office is located in Carmel, near Indianapolis. The majority of these offices are located outside of the counties where the Company has retail locations. This allows the Company to geographically diversify its loan production and portfolio. The Company is committed to providing community-based financial services, and mortgage banking will continue to be a significant component of the Company’s operating strategy. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2006, the Company originated $1.359 billion in mortgage loans, which represented a decrease of $28 million compared to the prior year, due to long-term interest rates which were generally higher during fiscal 2006 than in fiscal 2005. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential origination in fiscal 2007. All loans originated are underwritten pursuant to the Company’s policies and procedures, which are described in more detail below. The Company originates both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 40 years. Loans for the construction of residential real estate are made primarily with construction periods of up to two years. Residential construction loans may be short-term loans to builders to finance construction of a home, or they may be long-term loans of up to 40 years, which finance both the construction and permanent financing needs of a homeowner. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates.

The Company also originates commercial and consumer loans in order to make the loan portfolio more diversified and to increase loan yields. From fiscal 2002 through fiscal 2005, the Company had been expanding commercial and consumer lending more rapidly than residential mortgage lending. This trend reversed during 2006 due to the acquisition of Northern as their loan portfolio was predominantly residential mortgage loans. During fiscal 2007, management anticipates that the Company will return to originating more commercial and consumer loans than residential mortgage loans originated to be retained in the loan portfolio. Commercial loans are generally real estate based, but also include loans for the purchase of other assets such as plant and equipment and to finance working capital. Consumer loans are primarily home equity loans and home equity lines of credit.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2006. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2006
	Real Estate Mortgage	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$289,519	$319,855	$220,787	$830,161
After one year:
More than one year to five years	405,383	403,114	85,774	894,271
More than five years	429,009	133,160	64,183	626,352

Total due after June 30, 2007	834,392	536,274	149,957	1,520,623

Total amount due	$1,123,911	$856,129	$370,744	$2,350,784

The following table sets forth at June 30, 2006, the dollar amount of total loans receivable contractually due after June 30, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2007
	Real Estate Mortgage	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in thousands)
Fixed rate	$345,352	$382,697	$77,988	$806,037
Adjustable rate	489,040	153,577	71,969	714,586

Total loans	$834,392	$536,274	$149,957	$1,520,623

One-to Four-Family Lending. The Company currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one-to four-family residences that are located in its primary market area or the market area serviced by its loan production offices. One-to four-family mortgage loan originations are generally obtained through the Company’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. The Company also purchases mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers. The purchased loans are typically underwritten to FNMA and FHLMC standards. For fiscal year 2006, the Company purchased approximately $300 million in mortgage loans, substantially all of which were sold in the secondary mortgage market. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2006, one-to four-family mortgage loans totaled $950 million, or 40.4%, of total loans.

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

Construction Lending. The Company makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to four-family residences and commercial real estate and the development of one-to four-family lots. Construction loans secured by one-to four-family residential real estate at June 30, 2006 totaled $174 million or 7.4% of total loans.

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

Multifamily Lending. The Company originates multifamily loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one-to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2006, multifamily loans totaled $107 million, or 4.5% of total loans.

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

Commercial Real Estate Lending. The Company originates owner-occupied and non-owner-occupied commercial real estate loans, which it generally holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $430 million, or 18.3% of total loans at June 30, 2006.

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

Commercial Non Real Estate Lending. Commercial loans totaled $244 million, or 10.4% of total loans at June 30, 2006. Commercial loan originations are primarily term loans and lines of credit to closely held small and medium size businesses operating in the Company’s primary market area. The Company intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike one-to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Generally, commercial loans are made to closely held businesses and additional security is provided by a personal guarantee from the business owner(s). The Company believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending. Consumer loans totaled $371 million, or 15.8% of total loans at June 30, 2006, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in the Company’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $330 million at June 30, 2006. The Company offers fixed rate home equity loans and variable rate home equity lines of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Company holds the first mortgage on a substantial majority of the properties securing these loans.

Sale of Mortgage Loans. During the year ended June 30, 2006, the Company continued to expand its secondary mortgage banking operation. Total mortgage loan originations including purchases of loans through the wholesale lending program were approximately $1.359 billion in fiscal 2006, a decrease of approximately $28 million compared to fiscal 2005. During the current fiscal year, the Company sold or securitized and sold loans with an aggregate principal balance of $999 million compared with $997 million during the prior fiscal year. Mortgage banking will continue to be an integral part of the operating strategy and, as such, the Company will continue to sell most fixed rate mortgage production and a majority of adjustable rate loans through secondary market channels. The company generally retains servicing on loans that are sold. However, from time to time the Company considers the sale of servicing rights in bulk form or on a flow basis based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

The Company has a program to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. The Company does, from time to time, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities to limit the exposure to potential movements in market interest rates. These contractual positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to sale. For additional information on this program, see Note 17 to the Consolidated Financial Statements included in this report.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one-to four-family loans are assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one individual is $2.0 million and the majority of the designated individuals have authority up to $500,000. Speculative construction or acquisition and development loans may only be authorized by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $2.0 million and for an unsecured consumer loan is $50,000. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, the Company has established a general guideline for a maximum credit exposure of $15.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $7.5 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2.0 million to $7.5 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer, and are to be reported to the Board of Directors. Loans to borrowers with aggregate exposure of up to $2.0 million require the approval of senior officers with that level of individual lending authority.

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

Residential Loan Servicing Activities. Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2006, the Company serviced approximately 14,000 loans totaling $1.6 billion. The majority of the loans serviced for others are fixed rate conventional residential mortgage loans.

As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.25% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, Company receives no servicing fees until the default is cured. In times when rates are rising or at high levels, the business of servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in the gains on sale of mortgage loans. Conversely, in times of falling rates or when rates are at very low levels, servicing mortgage loans can become unprofitable due to the rapid payoff of loans, which results in impairment of mortgage servicing rights or the rapid amortization of servicing rights. The Company monitors the level of its investment in mortgage loan servicing rights in relation to its other activities in order to limit its exposure to losses in times of low or falling interest rates.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold mortgage servicing rights (MSRs) with a cost basis of $11.0 million or approximately 43% of its loan servicing rights during March 2006. This resulted in a gain of $1.8 million contrasted with no gain in the prior year. Historically, the Company has sold loans on both a servicing retained and a servicing released basis. However, this was the Company’s first sale of servicing rights. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

Asset Quality

Delinquent Loans. Detailed reports listing all delinquent accounts are generated and reviewed by management monthly. Also on a monthly basis, summarized reports of delinquent accounts are reviewed by the Board of Directors. The procedures taken by the Company with respect to delinquencies vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a borrower fails to make a required payment on a loan, a written notice of non-payment is generally sent to the borrower. Telephone, written correspondence and/or face-to-face contact are attempted to ascertain the reasons for delinquency and the prospects of repayment once a loan becomes 30 days past due. When contact is made with the borrower at any time prior to foreclosure or liquidation of collateral, attempts are made to obtain full payment, offer to structure a repayment schedule with the borrower to avoid foreclosure or, in some instances, accept a deed in lieu of foreclosure. In the event payment is not then received or the loan not otherwise satisfied, additional letters and telephone calls generally are made. Once the loan becomes 90 days past due, the borrower is notified in writing that if the loan is not brought current within two weeks, foreclosure proceedings will begin against any real property that secures the loan. If the loan is secured by personal property action is taken to secure, obtain title to and take possession of the collateral. Generally, the collateral is liquidated and guarantees are pursued. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by the Company, becomes real estate owned.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue. Please refer to the table in the section titled Nonperforming Assets for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and repossessed assets.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Past due 30 – 89 days
Real estate mortgage loans	$6,300	$4,578	$4,342	$5,260	$7,237
Commercial loans	969	1,973	1,767	556	508
Consumer loans	3,481	1,057	562	349	1,134

Total past due 30 – 89 days	10,750	7,608	6,671	6,165	8,879

Past due 90 days or more
Real estate mortgage loans	8,929	8,621	8,832	8,135	6,735
Commercial loans	3,800	1,563	829	2,014	1,606
Consumer loans	3,057	1,809	1,353	1,428	1,998

Total past due 90 days or more	15,786	11,993	11,014	11,577	10,339

Grand total	$26,536	$19,601	$17,685	$17,742	$19,218

Delinquent loans to total loans (1)	1.13%	1.07%	1.17%	1.96%	2.12%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

Classified Assets. Federal regulations and the Company’s internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulations, the Company currently classifies problem and potential problem assets as “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss allowance, is not warranted. Assets that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “Special Mention.”

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS), which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement, which is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin 102, on the allowance for loan and lease losses (ALLL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent but not excessive ALLL in accordance with Generally Accepted Accounting Principles and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALLL; that management has analyzed and documented all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable ALLL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request a material change in the allowance for loan losses, thereby significantly affecting the Company’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, changes in the borrower’s financial condition and general economic trends, and as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2006, the Company had $24.6 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2006, the Company had $22.0 million of assets classified as Substandard, consisting primarily of commercial loans and one-to four-family residential loans. Assets classified as Doubtful at June 30, 2006, totaled $8.6 million consisting primarily of commercial loans and one-to four-family residential loans. At June 30, 2006, loans classified as Loss totaled $40,000 and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2006, these classified assets totaled $55.2 million compared with $45.3 million at June 30, 2005.

Management’s quarterly review and classification of problem assets includes the identification of significant potential problem loans where accrual of interest continues but the loan exhibits some type of weakness that could lead to nonaccrual classification in the future. Of these types of problem loans, there were $14.6 million classified as Substandard and $1.3 million classified as Doubtful as of June 30, 2006.

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

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonperforming assets:
Real estate mortgage loans	$9,353	$8,621	$8,832	$8,135	$6,735
Commercial loans	3,800	1,563	829	2,014	1,606
Consumer loans	3,057	1,809	1,353	1,428	1,998

Total nonaccrual loans	16,210	11,993	11,014	11,577	10,339
Troubled debt restructurings	561	612	625	1,202	1,319

Total nonperforming loans	16,771	12,605	11,639	12,779	11,658
Repossessed assets	3,924	3,006	3,004	995	908

Total nonperforming assets	$20,695	$15,611	$14,643	$13,774	$12,566

Nonperforming loans as a percent of total loans	0.71%	0.69%	0.78%	1.42%	1.28%
Nonperforming assets as a percent of total assets	0.66	0.62	0.65	0.88	0.79

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2006, the allowance for loan losses totaled $22.3 million or 0.95% of gross loans outstanding. Additionally, the allowance for loan losses as a percent of nonperforming loans was 133.1% at June 30, 2006. Total net charge-offs for fiscal 2006 were $2.3 million. The provision for loan losses for fiscal 2006 was $5.9 million.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses was appropriately stated at June 30, 2006. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the process of determining of the allowance for loan losses is considered to be a critical accounting policy.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of period	$18,266	$16,528	$9,603	$9,456	$9,757
Provision for loan losses	5,875	3,509	4,896	2,864	2,990
Allowances acquired through merger	525	—	4,506	—	—
Charge-offs:
Real estate mortgage loans:
One-to four-family	812	962	1,649	1,084	2,326
Construction	192	379	117	167	22
Commercial	1,599	1,158	310	53	135
Consumer	519	743	997	3,209	1,219

Total charge-offs	3,122	3,242	3,073	4,513	3,702
Recoveries:
Real estate mortgage loans:
One-to four-family	71	106	332	64	245
Construction	11	53	15	—	6
Commercial	525	931	27	—	1
Consumer	168	381	222	1,732	159

Total recoveries	775	1,471	596	1,796	411

Net charge-offs	2,347	1,771	2,477	2,717	3,291

Balance at end of period	$22,319	$18,266	$16,528	$9,603	$9,456

Allowance for loan losses as a percent of loans (1)	0.95%	1.00%	1.10%	1.07%	1.04%
Allowance for loan losses as a percent of nonperforming loans (2)	133.08%	144.91%	142.01%	75.15%	81.11%
Net charge-offs as a percent of average loans	0.12%	0.11%	0.23%	0.29%	0.33%

(1)	Loans represents loans receivable, net, excluding the allowance for loan losses.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the amount, percent of allowance for loan losses to total allowance and the percent of loans to total loans in each of the categories listed at the dates indicated.

	At June 30,
	2006			2005			2004
	(Dollars in thousands)
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance To Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One-to four-family loans	$5,707	25.6%	47.8%	$4,867	26.6%	44.0%	$6,445	39.0%	53.4%
Commercial loans	14,309	64.1%	36.4%	11,828	64.8%	39.1%	7,888	47.7%	33.0%
Consumer loans	2,303	10.3%	15.8%	1,571	8.6%	16.9%	2,195	13.3%	13.6%
Unallocated	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$22,319	100.0%	100.0%	$18,266	100.0%	100.0%	$16,528	100.0%	100.0%

	At June 30,
	2003			2002
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
One-to four family loans	$4,617	48.1%	64.2%	$4,831	51.1%	69.2%
Commercial loans	2,821	29.4%	17.8%	2,518	26.6%	12.8%
Consumer loans	2,165	22.5%	18.0%	2,107	22.3%	18.0%
Unallocated	—	—	—	—	—	—

Total allowance for loan losses	$9,603	100.0%	100.0%	$9,456	100.0%	100.0%

Real Estate Owned. At June 30, 2006, the Company owned 33 repossessed real estate owned properties (REO) with a net book value of $3.9 million. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the carrying value of the loan or the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred.

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

Securities. At June 30, 2006, the securities portfolio totaled $303 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies and other government sponsored enterprises	$73,871	24.38%	$102,878	34.72%	$112,230	29.67%
Obligations of states and political subdivisions	41,582	13.72%	25,128	8.48%	26,789	7.08%
Equity securities	3,845	1.27%	2,916	0.98%	2,704	0.71%
Trust preferred securities and corporate debt	17,938	5.92%	17,786	6.00%	34,359	9.08%
Asset-backed securities	—	—	—	—	2,519	0.67%
Mutual funds	33,566	11.08%	32,745	11.05%	48,369	12.79%
Fannie Mae and Freddie Mac preferred stock	19,643	6.48%	17,443	5.89%	19,394	5.13%

Total debt and equity securities	190,445	62.85%	198,896	67.12%	246,364	65.13%

Mortgage-backed securities and collateralized mortgage obligations	112,549	37.15%	97,418	32.88%	131,884	34.87%

Total securities available for sale	$302,994	100.00%	$296,314	100.00%	$378,248	100.00%

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

At June 30, 2006

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government agencies and other government sponsored enterprises	$14,993	3.54%	$58,331	4.43%	$2,000	5.94%	$—	—	$75,324	4.29%
Obligations of states and political subdivisions (1)	1,656	6.84%	13,002	5.75%	4,386	5.09%	22,916	6.12%	41,960	5.92%
Trust preferred securities and corporate debt	—	—	2,000	4.60%	—	—	15,458	6.35%	17,458	6.15%
Mortgage-backed securities and collateralized mortgage obligations	—	—	3,412	5.70%	5,651	5.11%	106,788	5.08%	115,851	5.10%

Total debt securities available for sale	$16,649	3.87%	$76,745	4.71%	$12,037	5.24%	$145,162	5.38%	$250,593	5.07%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media. The Bank had a total of $76.7 million in brokered certificates of deposit on the books as of June 30, 2006. The Company considers brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2006	2005	2004
	(In thousands)
Beginning balance	$1,709,339	$1,548,011	$1,108,450
Merger with Franklin Bancorp, Inc	—	—	477,072
Merger with The Northern Savings & Loan Company	253,987	—	—
Net deposits (withdrawals)	54,165	132,332	(62,789)
Interest credited on deposit accounts	43,256	28,996	25,278

Total increase in deposit accounts	351,408	161,328	439,561

Ending balance	$2,060,747	$1,709,339	$1,548,011

Borrowings. The Bank obtains advances from the FHLB, which are collateralized by a blanket pledge of one-to four-family mortgage loans, a blanket pledge of multifamily loans, a blanket pledge of commercial real estate loans, a pledge of specific securities and a pledge of the Bank’s stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2006, the Bank’s FHLB advances totaled $604 million and the Bank had unused borrowing capacity of $131 million based on collateral pledged.

In September 2005, the Company formed an affiliated trust, First Place Capital Trust III (the Trust Affiliate) that issued $30.0 million of Guaranteed Capital Trust Securities. The Trust Affiliate used the equity capital from the Company and the proceeds of the Guaranteed Capital Trust Securities to purchase $30.9 million in Junior Subordinated Deferrable Interest Debentures from the Company. The purpose of the borrowing was for general corporate purposes. The Trust Affiliate has no other operations. Based on the structure, nature and purpose of the Trust Affiliate and the Company’s other affiliated trusts, the Company has accounted for them using the equity method, and therefore they have not been included in the consolidated financial statements. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

The Company may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in the Company’s 2006 Consolidated Financial Statements in Notes 10, 11 and 12, which are included in Item 8 of this 10-K report.

During 2001, the Bank entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, which are considered derivative instruments, were used by the Bank to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002, First Place redeemed the interest rate swaps at a fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pre-tax amount reclassified into interest expense in fiscal year 2006 was $1.3 million. The pre-tax amount to be reclassified into interest expense in fiscal year 2007 is $0.9 million.

Personnel

As of June 30, 2006, the Company had approximately 753 full-time and 115 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The Company and all of its subsidiaries, except First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, will file a consolidated tax return using a June 30 fiscal year-end. First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III will file separate returns as trusts. The Company uses the accrual method of tax accounting and is subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Bad Debt Reserve. Historically, savings institutions such as the Bank that met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which were deducted in arriving at taxable income.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The Company currently has no net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Company adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from First Place Bank, Northern or First Place Holdings, Inc. as members of the same affiliated group of corporations.

Ohio Taxation

Businesses in Ohio are generally subject to the Ohio franchise tax and a tangible personal property tax. In addition, businesses that supply goods or some types of services to businesses or consumers as end users are responsible for collecting sales taxes and remitting those taxes to the appropriate taxing authorities. Ohio passed significant tax legislation on June 30, 2005. That legislation went into effect July 1, 2005, although various provisions of that legislation become effective at various times or are phased in. It also created a new commercial activity tax.

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

Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions related to subsidiaries subject to Ohio taxation are met. The Company will most likely meet these conditions in calendar year 2006, and thus, calculate its Ohio franchise tax on the net income basis.

First Place Bank and Northern are financial institutions for State of Ohio tax purposes. As such, they are subject to the Ohio corporation franchise tax on financial institutions, which is imposed annually at a rate of 1.3% of the Bank’s apportioned book net worth, determined in accordance with GAAP, less certain deductions. As “financial institutions,” First Place Bank and Northern are not subject to any tax based upon net income or net profits imposed by the State of Ohio.

As a result of recent legislation, the franchise tax for corporations other than financial institutions and their related affiliates will be phased out 20% per year over five years beginning with tax due for calendar 2006. The franchise tax for financial institutions and their related affiliates remains unchanged by the recent legislation.

Tangible personal property tax – First Place Bank and Northern are not subject to the tangible personal property tax in Ohio and the other affiliates do not have significant amounts of tangible personal property and typically pay less than $5,000 a year in the aggregate. The tangible personal property tax is being phased out 25% a year over four years beginning in calendar 2006.

Commercial activity tax – As qualified exempt financial institutions, First Place Bank and Northern are not subject to this tax. The tax is levied on gross receipts and went into effect July 1, 2005. Businesses with gross receipts up to $150,000 are not taxed. Businesses with gross receipts of $150,000 to $1,000,000 pay $150. Businesses with gross receipts over $1,000,000 pay at the rate of 0.06% initially. That rate is phased in over several years and goes to a maximum of 0.26%.

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

Pennsylvania - APB Financial Group, Ltd., and American Pension Benefits, Inc. operate in Pennsylvania and are subject to Pennsylvania income tax.

Indiana - First Place Bank has a loan production office in Carmel, Indiana, which is subject to apportioned income tax in Indiana.

Municipal Taxation

First Place Bank and Northern are exempt from municipal income taxes in Michigan and Ohio and Indiana. Other affiliates are subject to municipal income at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

General

First Place Bank and Northern (the Banks) are subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Banks are members of the FHLB System. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006, in accordance with the recently passed Federal Deposit Insurance Reform Act of 2005. The Banks must file reports with the OTS and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and the Banks and their operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (SEC) under the federal securities laws.

Certain of the regulatory requirements applicable to the Company and the Banks are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Banks and/or the Company.

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

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At June 30, 2006, the Banks were in compliance with this regulation.

Qualified Thrift Lender Test. To be a qualified thrift lender (QTL), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (QTI) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its QTL status. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2006, the Banks met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2006, the Banks were classified as Tier 1 Banks.

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

Liquidity. Current regulation requires that the Banks maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2006, management considered the liquidity position of the Banks to be adequate to meet operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2006, the Banks were current on all assessments due to the OTS.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The authority of the Banks to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

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

At June 30, 2006, the Banks were considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for DIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Company.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF (now a predecessor to the DIF).

The Bank’s assessment rates for the year ended June 30, 2006 were both zero basis points and all premiums paid for this period were payments on the FICO bonds, which amounted to $226 thousand. A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act. Under the Community Reinvestment Act, as amended (CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery & Enforcement Act (FIRREA) amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Banks latest CRA ratings received from the OTS were both “Satisfactory.”

Federal Home Loan Bank System. The Banks are members of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Banks are required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500, whichever is greater. The Banks were in compliance with this requirement at June 30, 2006. FHLB advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.6 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $47.6 million, the reserve requirement is $1.218 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.6 million. The first $7.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. At June 30, 2006, First Place Bank and Northern were in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Company’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

As a unitary savings and loan holding company, the Company is subject to extensive limitations on the types of business activities in which it can engage. The HOLA limits the activities of a unitary savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulations.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries or through one or more transactions, from acquiring or retaining, by purchase or otherwise, more than 5% of the voting stock of a savings association or of a savings and loan holding company (of which neither were already subsidiaries) except with the prior written approval of the Director of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company and the potential effect on the acquiree savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and certain competitive factors.

Federal Securities Laws. The Company’s Common Stock has been registered with the SEC under the Securities Exchange Act of 1934, as amended, (Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Financial Modernization Act of 1999. The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) was enacted on November 12, 1999. The Modernization Act:

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. The USA Patriot Act of 2001 was enacted on October 26, 2001 and was renewed in substantially the same form on March 9, 2006. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.

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

Item 1A. Risk Factors

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance

The Company is unable to accurately predict future market interest rates, which are affected by many factors, including: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline, and in falling interest rate environments, loan repayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of the Company’s mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, mortgage servicing rights will generally decline in value. At June 30, 2006, the Company had servicing rights of $16.2 million, which is net of an impairment allowance of $0.1 million. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. At June 30, 2006, the Company had $154.8 million of loans classified as held for sale. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

The Company’s allowance for loan losses may not be adequate to cover actual losses

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company cannot provide assurance that the Company will not need to increase its allowance for loan losses or that regulators will not require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability. The Company seeks to mitigate the risks inherent in its loan portfolio by adhering to specific underwriting practices. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns and cash flow projections, valuation of collateral based on reports of independent appraisers and verification of liquid assets. Although the Company believes that its underwriting criteria are appropriate for the various kinds of loans it makes, the Company may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves in its allowance for loan losses.

Changes in economic conditions, particularly an economic slowdown in Ohio and Michigan, could hurt the Company’s business

The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. A deterioration in economic conditions, in particular an economic slowdown within Ohio and Michigan, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decline; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Company’s loans held for investment.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by it, which could result in the Company not being able to grow its loan and deposit businesses

The Company conducts its business operations primarily in Northeastern Ohio and Southeastern Michigan. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, the Company may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Company offers. These competitors include other savings associations, national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the Company’s competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than the Company, may be able to offer the same loan products and services that the Company offers at more competitive rates and prices. If the Company is unable to attract and retain banking clients, it may be unable to continue its loan and deposit growth and its business, financial condition and prospects may be negatively affected.

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth strategy and prospects

The Company relies on deposits, advances from the Federal Home Loan Bank of Cincinnati and other borrowings to fund its operations. The Company also has previously issued junior subordinated debentures to raise additional capital to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. There can be no assurance that additional financing sources, if sought, would be available to the Company or, if available, would be on terms favorable to it. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth strategy and future prospects could be adversely impacted.

The Company may have difficulty managing its growth, which may divert resources and limit its ability to expand its operations successfully

In past years, the Company has incurred substantial expenses to build its management team and personnel, develop its delivery systems and establish its infrastructure to support its future growth. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures and manage a growing number of client relationships. The Company may not be able to implement improvements in its management information and control systems in an efficient or timely manner. Thus, the Company cannot give assurances that its growth strategy will not place a strain on its administrative and operational infrastructure. In addition, the Company intends to grow its deposits and expand its retail banking franchise. Further expansion will require additional capital expenditures and the Company may not be successful in expanding its franchise or in attracting or retaining the personnel it requires. Furthermore, various factors such as economic conditions, regulatory and legislative considerations and competition may impede or limit the Company’s growth. If the Company is unable to expand its business as anticipated, the Company may be unable to realize any benefit from the investments made to support future growth. Alternatively, if the Company is unable to manage future expansion in its operations, the Company may have to incur additional expenditures beyond current projections to support such growth.

The Company is subject to extensive regulation that could adversely affect it

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to the Company, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the Federal Home Loan Bank System, the United States Congress or other federal or state regulators, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to service its debt and pay dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations as they become due, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

The Company may fail to realize the anticipated benefits of its acquisition of Northern

Difficulties may arise in the integration of the business and operations of Northern with the Company and, as a result, the Company may not be able to achieve revenue enhancements, cost savings and synergies that it expects to result from the acquisition of Northern. Achieving the expected revenue enhancements will depend on prevailing market interest rates. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the Company and Northern, and the conversion of Northern’s core operating systems, data systems and products to those of the Company and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products of Northern to those of the Company may result in the loss of customers, damage to the Company’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated by the Company or reduced cost savings resulting from the acquisition. Additionally, actual savings may be materially less than expected if the integration of Northern’s operations is delayed or the conversion to a single data system is not accomplished on a timely basis.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains its corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2006, 20 of the retail locations of First Place Bank and Northern, including the corporate headquarters, were owned. The remaining 16 retail locations and all 14 loan production offices were leased.

The following table sets forth certain information with respect to the offices and other properties of the Company. The net book value of the Company’s properties and leasehold improvements were $23.6 million at June 30, 2006. Additional information contained in Note 7 “Premises and Equipment” of the 2006 Annual Report is incorporated herein by reference in response to this item.

Description/Address	Leased/Owned
Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
25 Market Street, Suite 3, Youngstown, OH	Leased
3900 Market Street, Boardman, OH	Owned
4390 Mahoning Avenue, Austintown, OH	Owned
600 Gypsy Lane, Youngstown, OH	Owned
2 South Broad Street, Canfield, OH	Owned
185 East Market Street, Warren, OH	Owned
3516 S. Meridian Road, Youngstown, OH	Owned
10416 Main Street, New Middletown, OH	Owned
724 Boardman-Poland Road, Boardman, OH	Owned
655 Creed Street, Struthers, OH	Leased
2001 Elm Road NE, Warren, OH	Leased
8226 East Market Street, Howland, OH	Owned subject to land lease
4460 Mahoning Avenue NW, Warren, OH	Owned
325 S. High Street, Cortland, OH	Owned
7290 Sharon-Warren Road, Brookfield, OH	Owned
6002 Warren-Youngstown Road, Niles, OH	Leased
486 Boardman-Canfield Road, Boardman, OH	Leased
5220 Mahoning Avenue, Suite A, Austintown, OH	Leased
999 East Main Street, Ravenna, OH	Owned
4183 Tallmadge Road, Rootstown, OH	Owned
24725 West Twelve Mile Road, Southfield, MI	Leased
26336 West Twelve Mile Road, Southfield, MI	Leased
479 Old South Woodward, Birmingham, MI	Leased
755 West Big Beaver Road, #101, Troy, MI	Leased
20247 Mack Avenue, Grosse Pointe Woods, MI	Owned
352 West Main Street, Canfield, OH	Leased
1977 Cooper Foster Park Road, Amherst, OH	Leased
200 Middle Avenue, Elyria, OH	Owned
17900 Haggerty Road, Livonia, MI	Leased
2 South Main Street, Poland, OH	Leased
860 East Broad Street, Elyria, OH	Leased
111 Antioch Drive, Elyria, OH	Owned
361 Midway Mall Boulevard, Elyria, OH	Owned
351 North Main Street, Grafton, OH	Owned
35423 Center Ridge Road, North Ridgeville, OH	Owned
38535 Chestnut Ridge Road, Elyria, OH	Leased

Loan Production Offices, First Place Bank
301 East High Street, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
7887 Washington Village Blvd., Centerville, OH	Leased
8228 East Market Street, Howland, OH	Leased
1275 Boardman-Poland Road, Youngstown, OH	Owned (1)
1080 Nimitzview Drive, #100, Cincinnati, OH	Leased
4540 Heatherdowns Blvd., #101, Toledo, OH	Leased
8195 South Saginaw Street, Grand Blanc, MI	Leased
1340 Corporate Park Drive, Suite 100, Hudson, OH	Leased
250 Old Wilson Bridge Rd., Worthington, OH	Leased
75 Executive Drive, Suite D, Carmel, IN	Leased
314 N. 120th Avenue, Holland, MI	Leased
3305 Spring Arbor Rd., Suite 500, Jackson, MI	Leased
10440 Blacklick Eastern Rd., Pickerington, OH	Leased

Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, OH	Leased
6150 Enterprise Parkway, Solon, OH	Leased

Other First Place Bank Facilities
153 E. Market Street, Warren, OH	Leased
159 E. Market Street, Warren, OH	Owned
255 E. Market Street, Warren, OH	Owned
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
29225 Chagrin Blvd., Suite 105, Pepper Pike, OH	Leased
750 East Washington Street, Medina, OH	Leased
5 McKinley Way West, Poland, OH	Leased
2112 South Avenue, Youngstown, OH	Leased
2100 Niles-Cortland Road, Warren, OH	Leased
1011 High Street, Warren, OH	Leased
41740 Six Mile Road, Suite 100, Northville, MI	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
8228 East Market Street, Warren, OH	Leased
2650 Elm Road, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
8230 East Market Street, Warren, OH	Leased
7098 Lockwood Boulevard, Youngstown, OH	Leased
11 East Park Avenue, Columbiana, OH	Leased

APB Financial Group, Ltd.
15001 Perry Highway, Warrendale, PA	Leased

American Pension Benefits, Inc.
15001 Perry Highway, Warrendale, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
8228 East Market Street, Warren, OH	Leased

(1)	Properties are owned by First Place Holdings, Inc. and are leased to the respective affiliated entities listed above.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 21, 2006, the Company publicly announced that the Board of Directors had approved a new buy-back program authorizing the purchase of up to 500,000 shares of Company common stock. There were no purchases of treasury stock during the year ended June 30, 2006. There are 500,000 shares remaining that may be purchased under the March 2006 authorization. The authorization is in force through March 20, 2007.

Market Prices and Dividends Declared

The common stock of First Place Financial Corp. trades on The NASDAQ Stock Market under the symbol “FPFC”. As of August 31, 2006 there were 17,459,194 shares outstanding held by approximately 8,200 shareholders of record. The table below shows the quarterly reported high and low sale prices of the common stock and cash dividends per share declared during the years ended June 30, 2006 and 2005. The Company does not anticipate any change in the dividend rate at this time.

June 30, 2006:	High	Low	Dividends
First quarter	$22.66	$19.19	$0.14
Second quarter	25.94	20.53	0.14
Third quarter	25.94	23.19	0.14
Fourth quarter	24.97	21.45	0.14

June 30, 2005:
First quarter	$20.28	$16.65	$0.14
Second quarter	23.27	18.64	0.14
Third quarter	23.08	18.01	0.14
Fourth quarter	21.13	16.66	0.14

Item 6. Selected Financial Data

The Selected Consolidated Financial Data set forth below should be read in conjunction with our historical Consolidated Financial Statements and related notes included in Item 8 hereof and Management Discussion and Analysis of Financial Condition and Results of Operation included in Item 7 hereof.

	At June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,113,210	$2,498,943	$2,247,080	$1,558,613	$1,590,935
Loans receivable, net	2,328,465	1,812,855	1,483,993	891,842	896,541
Loans held for sale	154,799	145,053	47,465	65,695	16,471
Allowance for loan losses	22,319	18,266	16,528	9,603	9,456
Nonperforming assets	20,695	15,611	14,643	13,774	12,566
Securities available for sale	302,994	296,314	378,248	346,429	462,927
Deposits	2,060,747	1,709,339	1,548,011	1,108,450	1,061,393
Borrowings and subordinated debentures	665,763	486,135	414,249	235,952	247,546
Repurchase agreements	44,013	36,946	31,108	9,547	63,705
Total shareholders’ equity	311,574	236,656	223,110	182,681	185,275

	For the Years Ended June 30,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Summary of Earnings:

Total interest income	$149,053	$121,502	$85,773	$87,394	$105,073
Total interest expense	70,639	49,490	37,605	43,296	60,421

Net interest income	78,414	72,012	48,168	44,098	44,652

Provision for loan losses	5,875	3,509	4,896	2,864	2,990

Net interest income after provision for loan losses	72,539	68,503	43,272	41,234	41,662

Total noninterest income (1)	28,985	19,879	22,510	20,207	15,007

Total noninterest expense (2) (3)	68,150	61,546	45,417	36,802	32,627

Income before income tax	33,374	26,836	20,365	24,639	24,042

Provision for income tax	10,330	7,898	6,214	7,947	7,812

Net income	$23,044	$18,938	$14,151	$16,692	$16,230

(1)	For the year ended June 30, 2005, noninterest income included a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds.
(2)	For the year ended June 30, 2004, noninterest expense included merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp, Inc.
(3)	For the year ended June 30, 2006, noninterest expense included merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company.

	For the Years Ended June 30,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on average assets	0.88%	0.79%	0.83%	1.08%	0.99%
Return on average equity	9.32	8.29	7.46	9.23	8.54
Interest rate spread	2.84	2.97	2.99	2.98	2.61
Net interest margin, fully taxable equivalent	3.29	3.33	3.20	3.21	3.01
Noninterest expense to average assets	2.61	2.57	2.65	2.38	1.99
Efficiency ratio	62.88	66.28	63.28	56.24	54.49
Average interest-earning assets to average interest bearing liabilities	115.28	116.02	108.27	108.69	110.38
Dividend payout ratio	36.13	43.08	51.38	38.76	43.10

Capital Ratios:
Equity to total assets at end of period	10.01	9.47	9.93	11.72	11.65
Average equity to average assets	9.52	9.55	11.09	11.74	11.61
Tangible capital to adjusted total assets (2)	7.45	7.14	7.25	8.20	8.27
Tier 1 capital to adjusted total assets (2)	7.45	7.14	7.25	8.20	8.27
Tier 1 capital to risk weighted assets (2)	10.18	9.60	10.48	13.12	14.89
Total capital to risk weighted assets (2)	11.16	10.61	12.07	14.03	15.97

Asset Quality Ratios:
Nonperforming assets as a percent of total assets	0.66	0.62	0.65	0.88	0.79
Allowance for loan losses as a percent of loans	0.95	1.00	1.10	1.07	1.04
Net charge-offs to average loans	0.12	0.11	0.23	0.29	0.33
Allowance for loan losses as a percent of nonperforming loans	133.08	144.91	142.01	75.15	81.11

Per Share Data:
Basic earnings per share	$1.58	$1.32	$1.11	$1.31	$1.18
Diluted earnings per share	1.55	1.30	1.09	1.29	1.16
Dividends declared per common share	0.56	0.56	0.56	0.50	0.50
Tangible book value per share at year end	11.83	11.07	9.83	11.97	11.56

(1)	For the year ended June 30, 2006, noninterest expense included merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company. For the year ended June 30, 2005, the ratios include a charge of $5.2 million for other-than-temporary impairment of securities and $1.0 million in nontaxable life insurance proceeds. For the year ended June 30, 2004, the ratios include $2.2 million in merger, integration and restructuring charges associated with the merger with Franklin Bancorp, Inc.
(2)	Regulatory capital ratios as of June 30, 2006 are the combined ratios for First Place Bank and The Northern Savings & Loan Company. Regulatory capital ratios as of June 30, 2004, are the combined ratios for First Place Bank and Franklin Bank. For other periods regulatory capital ratios are for First Place Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Place Financial Corp. (Company) was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association in December 1998. At the time of the conversion the Company had total assets of approximately $610 million. First Federal Savings Association of Warren originally opened for business in 1922. As of June 30, 2006, the Company had $3.1 billion in total assets.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern) and converted it from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single association with the name First Place Bank. The retail locations that were part of Northern will continue to operate as the Northern Savings Division of First Place Bank until the first quarter of calendar 2007 when the data processing systems and signage will be converted to the name First Place Bank. Northern began in business in 1920.

On May 28, 2004, the Company acquired Franklin Bancorp Inc. (Franklin) and merged Franklin into the Company. At the time of the merger Franklin had total assets of approximately $630 million. Concurrent with the merger, Franklin’s wholly-owned subsidiary, Franklin Bank N.A., converted from a national bank to a federally chartered savings association, Franklin Bank. Effective July 2, 2004, First Place Bank and Franklin Bank were merged into a single federally-chartered stock savings association with the name First Place Bank. Franklin began in business in 1983. The Bank’s Michigan banking business, however, operates as a separate division of First Place Bank under the name Franklin Bank.

On December 22, 2000, the Company completed a merger of equals transaction with FFY Financial Corp. (FFY). At the time of the merger FFY had total assets of approximately $680 million. FFY was merged into the Company, and FFY’s thrift subsidiary, FFY Bank, was merged into the Bank. FFY Bank was originally established as Equity Savings and Loan in 1900. The Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank as part of the merger transaction with FFY.

On May 12, 2000, the Company acquired The Ravenna Savings Bank (Ravenna) in a tax-free exchange accounted for as a purchase. At the date of acquisition, Ravenna was merged into the Bank. Total assets of Ravenna were approximately $200 million as of the date of acquisition. Ravenna began in business in 1923.

Management’s discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and footnotes.

Business Overview

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates 33 retail locations, 2 business financial centers and 14 loan production offices located in Ohio and Michigan and Indiana. The Company is currently the largest publicly traded thrift institution in Ohio.

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

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company monitors a number of financial measures to monitor profitability and various types of risk. Those measures include but are not limited to return on average assets, return on average equity, diluted earnings pre share, efficiency ratio, net interest margin, noninterest expense as a percent of average assets, net portfolio value, nonperforming assets as a percent of total assets, allowance for loan losses as a percent of total loans and tangible equity to tangible assets.

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

Financial Condition

General.  Assets at June 30, 2006 totaled $3.113 billion compared with $2.499 billion at June 30, 2005, an increase of $614 million or 24.6%. The majority of the asset growth was due to the acquisition of Northern on June 27, 2006. That acquisition added $360 million in assets or 14.4% of the growth. The remaining asset growth of $254 million or 10.2% resulted from internal growth. The following table indicates what part of the change in asset and liability categories was due to the acquisition and what part was due to internal growth. Fair value adjustments and purchase accounting entries that have been pushed down to Northern are included in the Northern Acquisition column.

Analysis of change in assets and liability categories

	June 30, 2005	Northern Acquisition	Other Internal Activity	June 30, 2006
ASSETS
Cash and due from banks	$52,549	$5,751	$14,606	$72,906
Interest-bearing deposits in other banks	—	—	4,605	4,605
Securities available for sale	296,314	25,951	(19,271)	302,994
Loans held for sale	145,053	95,868	(86,122)	154,799
Loans
Mortgage and construction	806,294	147,600	170,017	1,123,911
Commercial	715,903	29,601	110,625	856,129
Consumer	308,924	5,015	56,805	370,744

Total	1,831,121	182,216	337,447	2,350,784
Allowance for loan losses	18,266	525	3,528	22,319

Net loans	1,812,855	181,691	333,919	2,328,465
Federal Home Loan Bank stock	30,621	4,665	(2,670)	32,616
Premises and equipment	21,367	6,600	7,518	35,485
Goodwill and other intangible assets	70,358	37,405	(2,349)	105,414
Other assets	69,826	1,789	4,311	75,926

Total Assets	$2,498,943	$359,720	$254,547	$3,113,210

	June 30, 2005	Northern Acquisition	Other Internal Activity	June 30, 2006
LIABILITIES
Deposits
Noninterest-bearing checking	$235,840	$6,762	$(17,864)	$224,738
Interest-bearing checking	110,774	26,738	3,240	140,752
Savings and money market	636,337	78,385	38,938	753,660
Certificates of deposit	726,388	142,102	73,107	941,597

Total deposits	1,709,339	253,987	97,421	2,060,747
Securities sold under agreement to repurchase	36,946	—	7,067	44,013
Borrowings	455,206	26,687	122,013	603,906
Junior subordinated debentures	30,929	—	30,928	61,857
Other liabilities	29,867	6,946	(5,700)	31,113

Total liabilities	2,262,287	287,620	251,729	2,801,636

SHAREHOLDERS EQUITY	236,656	72,100	2,818	311,574

Total liabilities and shareholders equity	$2,498,943	$359,720	$254,547	$3,113,210

Internal asset growth was driven by loan growth during the fiscal year. This growth was funded by borrowings and junior subordinated debentures along with deposit growth and a decrease in securities. We anticipate that future growth will come from a combination of increasing market share in existing markets, the addition of new retail branches, the conversion of loan production offices to business financial centers and acquisitions. Growth by acquisition will be subject to the availability and pricing of appropriate acquisition partners.

Securities available for sale.  Securities available for sale increased $7 million or 2.3% during fiscal 2006. That increase included $26 million acquired with Northern and a net reduction of $19 million due to other activity. The $19 million was composed of sales of $32 million, maturities of $58 million and purchases of $71 million. The excess of sales and maturities over purchases represented a shift of assets from securities to loans. Loans generally carry higher yields than securities and this change in the asset mix to include relatively more loans and less securities had a positive effect on the earning asset yield and net interest income. Further significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at this time, that all impairment in the securities portfolio is temporary.

Loans held for sale.  Loans held for sale totaled $155 million at June 30, 2006, an increase of $10 million or 6.7% from $145 million at June 30, 2005. The increase was composed of $96 million of loans acquired with Northern and a reduction of $86 million over the course of the fiscal year. The Company was able to reduce its investment in loans held for sale during the year by reducing the time period between when a loan closes and when a loan is sold. Because the majority of the balance of loans held for sale at June 30, 2006 represented loans acquired with Northern, management anticipates that the majority of these loans will be sold by September 30, 2006, and that the balance of loans held for sale during the last three quarters of fiscal 2007 will be significantly lower than the level at June 30, 2006.

Loans.  Total loans increased $520 million or 28.4% to $2.351 billion at June 30, 2006, from $1.831 billion at June 30, 2005. This increase was composed of $182 million of loans acquired with Northern and a net increase of $338 in loans retained in the portfolio. The internal growth of $338 million represented growth of 18.4%. Loan growth due to the Northern acquisition by loan type was $147 million in mortgage and construction, $30 million in commercial loans and $5 million in consumer loans. The remainder of the growth during the year and the related annual rates of growth were $170 million or 21.1% mortgage and construction loans, $111 million or 15.5% commercial loans and $57 million or 18.4% in consumer loans. At June 30, 2006 the portfolio was 48% mortgage and construction loans, 36% commercial loans and 16% consumer loans compared with 45% mortgage and construction loans, 39% commercial loans and 16% consumer loans as of June 30, 2005. The increase in the percentage of mortgage and construction loans relative to commercial loans was due primarily to the Northern acquisition.

Management anticipates that internal growth during fiscal 2007 will result in an increase in commercial loans relative to mortgage and construction loans, resulting in greater diversity in the loan portfolio.

The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loans and some adjustable-rate residential loans. During fiscal 2006, the Company originated $1.359 billion in one-to-four family residential loans and sold $0.999 billion compared to originations of $1.387 billion and sales of $0.997 billion in fiscal 2005. The Company was able to maintain mortgage banking activity during fiscal 2006 at a similar level to fiscal 2005 despite significantly higher interest rates during fiscal 2006 compared with fiscal 2005 through the addition of a small number of highly effective commissioned mortgage loan officers.

Nonperforming Assets.  Nonperforming assets consist of loans past due greater than 90 days, nonaccrual loans, restructured loans and repossessed assets. There were no loans at June 30, 2006 or at June 30, 2005 past due greater than 90 days and still accruing interest. Nonperforming assets totaled $20.7 million or 0.66% of total assets at June 30, 2006, compared with $15.6 million or 0.62% of total assets at June 30, 2005. At June 30, 2006, nonperforming assets consisted of $16.8 million in nonperforming loans and $3.9 million in repossessed assets. At June 30, 2005, nonperforming assets consisted of $12.6 million in nonperforming loans, and $3.0 million of repossessed assets.

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

The allowance for loan losses was $22.3 million at June 30, 2006, up $4.0 million from $18.3 million at June 30, 2005. First Place Bank activity accounted for $2.9 million of the increase and Northern accounted for the remaining $1.1 million. At the time of the merger Northern had an existing allowance for loan losses of $0.5 million. Immediately following the merger Northern recorded a provision for loan losses of $0.6 million. This provision was recorded to reflect a change in the approach to managing credit issues at Northern and to conform to the Company’s credit policies. The primary change in the approach to problem assets is to resolve credit issues more rapidly. This tends to result in larger initial losses but a decrease in the time an asset remains classified as nonperforming. After recording this provision, the ratio of the allowance for loan losses to total loans was 0.63% at Northern at June 30, 2006, and 0.98% at First Place Bank as of the same date. The ratio of the allowance for loan losses to total loans for the Company was 0.95% at June 30, 2006 compared with 1.00% at June 30, 2005. The decrease in this ratio is consistent with the relatively low level of nonperforming loans and charge-offs that Northern has experienced over the past several years. It is also consistent with the shift in the composition of the loan portfolio discussed above. The ratio of nonperforming loans to total loans was 0.71% at June 30, 2006, up slightly from 0.69% at June 30, 2005.

Deposits.  Total deposits were $2.061 billion at June 30, 2006, an increase of $352 million, compared with $1.709 billion at June 30, 2005. The increase was composed of $254 million acquired with Northern, an $18 million decrease in brokered deposits and $116 million in retail deposit growth. Retail deposits grew 7.2% during the fiscal year. The largest deposit category was certificates of deposit, which represented 45.7% of deposits at June 30, 2006 compared with 42.5% as of June 30, 2005. The net change in certificates of deposit during the fiscal year was composed of $142 million acquired with Northern, a $17 million decrease in brokered deposits and a $90 million increase in retail certificates of deposit. Retail certificates of deposit grew 14.3%

during the fiscal year. At June 30, 2006, the Company had $78 million in brokered deposits with original maturities ranging from nine to forty-two months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to consider brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings.  Borrowings increased $149 million to $604 million at June 30, 2006, compared with $455 million at June 30, 2005. The growth in borrowings included $27 million acquired with Northern, a net increase of $32 million in long-term borrowings and a net increase of $90 million in short-term borrowings. The Company uses borrowings as part of its liquidity management, cash flow, and asset/liability management and considers borrowings to be part of a diversified funding strategy. Borrowings are an alternative to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.

Junior Subordinated Debentures.  These debt instruments increased $31 million to $62 million at June 30, 2006, compared with $31 million at June 30, 2005. This was the result of a new issue of $31 million of debentures issued in September 2005. These securities were issued to provide additional liquidity to First Place Financial Corp., the holding company. In June 2006, a portion of these funds were used to fund the cash portion of the purchase price of Northern.

Capital Resources.  Total shareholders’ equity increased $75 million to $312 million at June 30, 2006, compared with $237 million at June 30, 2005. This increase was primarily composed of $58 million in stock issued as a part of the purchase price of Northern, $21 million in comprehensive income reduced by $8 million of cash dividends and $3 million for stock issued in connection with employee and director benefit plans. The Company’s Board of Directors authorized stock repurchase programs in March 2006 and March 2005 for the repurchase of up to 500,000 shares of the Company’s common stock over a 12-month period in open market transactions or in privately negotiated transactions. During fiscal 2005, the Company repurchased 236,488 shares at an average price of $18.11. During fiscal 2006 no shares were repurchased and as a result all 500,000 shares authorized remain available to be purchased at June 30, 2006. The current authorization to purchase treasury stock expires in March 2007. Stock repurchase programs are a component of the Company’s strategy to invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2006, the Bank’s and Northern’s capital levels were above the levels required to be well capitalized. See the Liquidity section of this report for a discussion of dividends as a source of funding for the holding company and dividend restrictions imposed on the Bank by the OTS.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations.  The Company uses a variety of funding sources to finance its earning assets and other activities. These contractual obligations have various terms and maturities that may require the outlay of cash in the future. The Company also enters into contracts such as lease obligations or purchase obligations that commit the Company to make future payments for the acquisition of goods or services needed for the normal conduct of its business. The following table summarizes those obligations as of June 30, 2006 by type and by payment date. The amounts represent the amounts contractually due and do not include any interest, premiums, discounts or other similar carrying value adjustments. Additional information on the terms of these obligations can be found in the referenced note to the consolidated financial statements. Dollars are in thousands.

	Financial Statement Footnote Reference	Less Than One year	One to Three Years	Over Three to Five Years	Over Five Years	Total
Funding Obligations
Deposits without a stated maturity		$1,119,150	$—	$—	$—	$1,119,150
Certificates of deposit	9	682,313	223,910	34,590	784	941,597
Securities sold under agreement to repurchase	10	29,513	14,500	—	—	44,013
Borrowings	11	379,571	114,375	98,427	11,533	603,906
Junior subordinated debentures	12	—	—	—	61,857	61,857

Total Funding Obligations		2,210,547	352,785	133,017	74,174	2,770,523

Other Obligations
Operating lease obligations	7	2,549	3,648	1,282	3,166	10,645
Purchase obligations		4,136	1,818	1,818	—	7,772

Total Other Obligation		6,685	5,466	3,100	3,166	18,417

Total Contractual Obligations		$2,217,232	$358,251	$136,117	$77,340	$2,788,940

Purchase obligations listed above include commitments to purchase premises and equipment including computer hardware, computer software and retail office facilities and equipment along with long-term commitments for licences and maintenance agreements.

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

As a lending institution, the Company makes commitments to lend money before loans are disbursed in order to serve the needs of borrowers. At June 30, 2006, the Company had commitments to make loans totaling $160 million and these loan commitments are similar in form and terms to loans already recorded on the books. They are underwritten using the same policies and criteria the Company uses to underwrite loans. Therefore, these commitments do not present credit risks that are different from the credit risks in the existing loan portfolio. The Company does have interest rate risk on loan commitments and loans held for sale between the time a rate commitment is made to the borrower and the time the Company contracts for the sale of the loan. This risk is minimized by issuing commitments to sell loans or mortgage-backed securities to offset this interest rate risk. At June 30, 2006, the Company had $168 million in mortgage loan commitments that are in the form of obligations to sell mortgage backed securities of like maturity and coupon to the loan commitments. In addition, at June 30, 2006 the Company had a funding obligation represented by $287 million in unused lines and letters of credit and $203 million in construction loan funds approved that the borrower has not yet requested be advanced.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria as commercial loans.

Therefore, these standby letters of credit represent the same risk to the Company as a loan to that commercial loan customer would. At June 30, 2006, the Company had $2.3 million in standby letters of credit outstanding with an average remaining term of 11 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of this obligation has been recorded in the form of unearned fees.

In December 2003, the Company formed two affiliated trusts that issued $30.0 million of Guaranteed Capital Trust Securities. In September 2005 the Company formed an additional affiliated trust that issued an additional $30.0 million of Guaranteed Capital Trust Certificates. These affiliates used the equity capital from the Company and the proceeds of the Guaranteed Capital Trust Securities to purchase Junior Subordinated Deferrable Interest Debentures from the Company. The affiliates have no other operations. Based on the structure, nature and purpose of these affiliated trusts, the Company has accounted for them using the equity method, and therefore they have not been included in the consolidated financial statements. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see the discussion of Commitments, Contingencies and Guarantees in Notes 1 and 17 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for Years Ended June 30, 2006 and 2005

General.  The Company recorded net income for the year ended June 30, 2006, of $23.0 million, an increase of 21.7% or $4.1 million, from net income of $18.9 million for the year ended June 30, 2005. Diluted earnings per share for the year ended June 30, 2006, were $1.55, an increase of 19.2% compared to $1.30 for the year ended June 30, 2005. The increases in net income and diluted earnings per share were due primarily to increases in earning assets and improvements in earnings related to loan servicing. The current year was negatively impacted by merger costs and the prior year was negatively impacted by other than temporary impairment of securities. The Northern Savings & Loan Company was acquired on June 27, 2006, and was accounted for using the purchase method. Since it was only included in the consolidated earnings of the Company for three days during the fiscal year it did not have any significant impact on net income in the current fiscal year. For fiscal 2006, returns on average equity (ROE) and average assets (ROA) were 9.32% and 0.88%, respectively, compared to 8.29% and 0.79% for fiscal 2005.

Net interest income, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of activity in interest rates over the past two years is helpful in understanding changes in volumes and the levels of certain income statement categories. The chart below indicates the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year treasury bond rate, the target federal funds rate and the difference between the two rates which is an indicator of the steepness of the interest rate curve.

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
06/30/2004	4.62%	1.00%	3.62%
09/30/2004	4.14%	1.75%	2.39%
12/31/2004	4.24%	2.25%	1.99%
03/31/2005	4.50%	2.75%	1.75%
06/30/2005	3.94%	3.25%	0.69%
09/30/2005	4.34%	3.75%	0.59%
12/31/2005	4.39%	4.25%	0.14%
03/31/2006	4.86%	4.75%	0.11%
06/30/2006	5.15%	5.25%	(0.10)%

While long-term rates, represented by the 10-year U.S. treasury rate, have risen 53 basis points over the past two years, short-term rates, as represented by the targeted federal funds rate, rose dramatically faster increasing 425 basis points during the same period. As a result, the yield curve, which had a significant positive slope at June 30, 2004, became progressively flatter during fiscal 2005 and fiscal 2006 and ended up slightly inverted at June 30, 2006.

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statement of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2006, totaled $149.1 million, an increase of $27.6 million from $121.5 million for the year ended June 30, 2005. Interest income on loans totaled $134.9 million for the year ended June 30, 2006, compared to $107.1 million for the year ended June 30, 2005, an increase of $27.8 million. The increase in interest income on loans was primarily due to an increase of $283.3 million in the average balance of loans supplemented by an increase in the average yield on loans of 0.53% to 6.44% for fiscal 2006 compared with 5.91% for the prior fiscal year. The yield on loans increased as loans originated in prior years were paid off and were replaced by loans with higher current market rates. Interest income on securities decreased $0.3 million and totaled $14.1 million for the year ended June 30, 2006, compared with $14.4 million for the prior year. The decrease in interest income on securities was due to a $52.7 million decrease in the average balance of securities, partially offset by a 57 basis point increase in the average yield.

Interest expense for the year ended June 30, 2006, was $70.6 million, an increase of $21.1 million from $49.5 million for the prior year ended June 30, 2005. Interest expense on deposits increased by $14.4 million to $44.3 million for the year ended June 30, 2006, from $29.9 million for the year ended June 30, 2005 primarily due to an increase in average interest-bearing deposit balances. Average interest-bearing deposit balances increased $158.4 million to $1.523 billion for the year ended June 30, 2006, compared with $1.365 billion for the year ended June 30, 2005. The average cost of deposits increased 72 basis points to 2.91% for fiscal 2006 compared with 2.19% for the previous year. That increase was due to the dramatic increase in short-term interest rates which impacted both the cost of certificates of deposit and nonmaturity deposit accounts. Interest expense on short-term borrowings increased $5.2 million to $11.1 million from $5.9 million for the prior year almost entirely due to increases in short-term interest rates during fiscal 2006. Interest expense on long-term borrowings increased $1.6 million and was $15.3 million for the year ended June 30, 2006, up from $13.7 million for the prior year. The increase was primarily due to an increase of $50.7 million in the average balance of long-term borrowings partially offset by a 40 basis point decrease in the average cost of long-term borrowings. The cost of long-term borrowings includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through 2010. Interest rate swap amortization expense was $1.2 million for fiscal 2006 compared with $2.3 million for fiscal 2005. The decline in the interest rate swap amortization accounted for 36 basis points of the 40 basis point decline in the cost of long-term borrowings. Scheduled interest rate swap amortization for fiscal 2007 is $1.0 million. Additional information can be found in the notes to the consolidated financial statements.

Net interest income for the year ended June 30, 2006, totaled $78.4 million versus $72.0 million for the year ended June 30, 2005, an increase of $6.4 million. This increase was primarily due to a $230.4 million increase in interest-earning assets which was driven by loan growth. Both asset yields and liability costs increased during fiscal 2006 as older loans and certificates of deposits matured or were paid off and were replaced by new instruments at higher interest rates. The net result was a 13 basis point decrease in the interest rate spread. The net interest margin decreased 4 basis points to 3.29% for fiscal 2006 compared with 3.33% for fiscal 2005. Both spread and net interest margin decreased due to the flattening of the yield curve during fiscal 2006. As the yield curve becomes flatter there is less opportunity to increase net interest income by taking on interest rate risk as the differential between short-term and long-term interest rates decreases.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

Year ended June 30,	2006
	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets
Loans and loans held for sale (1)	$2,098,888	$135,091	6.44%
Securities and interest-bearing deposits (1) (2)	288,216	13,356	4.63
Federal Home Loan Bank stock	29,702	1,589	5.35

Total interest-earning assets	2,416,806	150,036	6.21
Noninterest-earning assets
Cash and due from banks	53,324
Allowance for loan losses	(19,740)
Other assets	162,367

Total assets	$2,612,757

Liabilities
Interest-bearing liabilities
Deposits
Checking accounts	$117,699	$512	0.43%
Savings and money market accounts	648,860	15,218	2.35
Certificates of deposit	756,359	28,524	3.77

Total deposits	1,522,918	44,254	2.91
Borrowings
Short-term	270,635	11,115	4.11
Long-term	302,931	15,270	5.04

Total interest-bearing liabilities	2,096,484	70,639	3.37
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	233,390
Other liabilities	35,677

Total liabilities	2,365,551
Shareholders’ equity	247,206

Total liabilities and shareholders equity	$2,612,757

Fully tax-equivalent net interest income		79,397

Interest rate spread			2.84%

Net interest margin			3.29%

Average interest-earning assets to average interest-bearing liabilities			115.28%

Tax-equivalent adjustment		983

Net interest income		$78,414

(1)	Average yields are stated on a fully taxable equivalent basis.
(2)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

Year ended June 30,	2005			2004
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets
Loans and loans held for sale (1)	$1,815,545	$107,232	5.91%	$1,169,251	$72,031	6.16%
Securities and interest-bearing deposits (1) (2)	340,954	13,856	4.06	344,688	13,768	3.99
Federal Home Loan Bank stock	29,902	1,296	4.33	23,371	938	4.01

Total interest-earning assets	2,186,401	122,384	5.60	1,537,310	86,737	5.64
Noninterest-earning assets
Cash and due from banks	64,456			35,741
Allowance for loan losses	(17,295)			(11,163)
Other assets	156,037			149,400

Total assets	$2,389,599			$1,711,288

Liabilities
Interest-bearing liabilities
Deposits
Checking accounts	$131,691	$574	0.44%	$87,398	$304	0.35%
Savings and money market accounts	592,939	8,233	1.39	443,890	5,418	1.22
Certificates of deposit	639,894	21,045	3.29	557,746	19,517	3.50

Total deposits	1,364,524	29,852	2.19	1,089,034	25,239	2.32
Borrowings
Short-term	267,679	5,927	2.21	175,581	1,880	1.07
Long-term	252,240	13,711	5.44	155,312	10,486	6.75

Total interest-bearing liabilities	1,884,443	49,490	2.63	1,419,927	37,605	2.65
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	241,017			60,647
Other liabilities	35,824			41,016

Total liabilities	2,161,284			1,521,590
Shareholders’ equity	228,315			189,698

Total liabilities and shareholders equity	$2,389,599			$1,711,288

Fully tax-equivalent net interest income		72,894			49,132
Interest rate spread			2.97%			2.99%

Net interest margin			3.33%			3.20%

Average interest-earning assets to average interest-bearing liabilities			116.02%			108.27%

Tax-equivalent adjustment		882			964

Net interest income		$72,012			$48,168

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

	Year ended June 30, 2006 Compared to Year Ended June 30, 2005			Year ended June 30, 2005 Compared to Year Ended June 30, 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets
Loans and loans held for sale	$17,693	$10,166	$27,859	$38,239	$(3,08)	$35,201
Securities and interest-bearing deposits	(2,299)	1,799	(500)	(151)	239	88
Federal Home Loan Bank stock	(9)	302	293	278	80	358

Total interest-earning assets	15,385	12,267	27,652	38,366	(2,719)	35,647
Interest-Bearing Liabilities
Checking accounts	(51)	(11)	(62)	179	91	270
Savings and money market accounts	839	6,146	6,985	1,989	826	2,815
Certificate of deposit	4,152	3,327	7,479	2,750	(1,222)	1,528
Short-term borrowings	65	5,123	5,188	1,335	2,712	4,047
Long-term borrowings	2,619	(1,060)	1,559	5,564	(2,339)	3,225

Total interest-bearing liabilities	7,624	13,525	21,149	11,817	68	11,885

Net change in net interest income	$7,761	(1,258)	$6,503	$26,549	$(2,787)	$23,762

Provision for Loan Losses. The provision for loan losses was $5.9 million for fiscal 2006, which was an increase of $2.4 million from $3.5 million for fiscal 2005. The provision for loan losses for fiscal 2006 was composed of $5.3 million related to First Place Bank loans and $0.6 million recorded for Northern loans after the merger was completed. The $0.6 million provision was recorded to reflect a change in the approach to managing credit issues at Northern and to conform to the Company’s credit policies. The primary change in the approach to problem assets is to resolve credit issues more rapidly. This tends to result in larger initial losses but a decrease in the time an asset remains as nonperforming. Net charge-offs during fiscal 2006 were $2.3 million, an increase of $0.5 million from fiscal 2005. Net charge-offs as a percent of average loans increased to 0.12% for fiscal 2006 compared with 0.11% for fiscal 2005. Nonperforming loans increased $4.2 million or 33.1% to $16.8 million at June 30, 2006, compared with $12.6 million at June 30, 2005. The increase in the provision for loan losses in fiscal 2006 compared with fiscal 2005 was consistent with the increases in net charge-offs and nonperforming loans. The allowance for loan losses as a percent of loans declined to 0.95% at June 30, 2006, from 1.00% a year earlier. This decline was primarily due to the addition of the Northern loans which were primarily one- to four family loans and which historically had low levels of charge-offs.

Noninterest Income. Noninterest income increased 45.8% to $29.0 million for the year ended June 30, 2006, from $19.9 million for the prior year ended June 30, 2005. The increase was due primarily to a significant increase in income related to loan servicing in the current year and a charge for other-than-temporary impairment of securities in the prior year.

Loan servicing income was $1.3 million for fiscal 2006 compared with $38,000 for fiscal 2005. Loan servicing income is sensitive to changes in interest rates and can change dramatically from year to year as it has in the current fiscal year compared with the prior fiscal year. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Interest rates were at extremely low levels three years ago on June 30, 2003, with many rates at or near the lowest level they had been in 40 years. During the past three years, both short-term and long term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the past two years.

	Year ended June 30,
	2006	2005
Loan servicing income (loss)
Loan servicing revenue net of amortization	$785	$379
Change in impairment of MSRs	517	(341)

Total loan servicing income (loss)	$1,302	$38

The increase in loan servicing revenue net of amortization in the current year compared to the prior year was due to a slowdown in amortization of servicing rights due to loan payoffs. The change in impairment was due to long-term interest rates being significantly higher at June 30, 2006, than they were at June 30, 2005. The remaining allowance for impairment of MSRs at June 30, 2006 was $0.1 million.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold MSRs with a cost basis of $11.0 million or approximately 43% of its loan servicing rights during March 2006. This resulted in a gain of $1.8 million contrasted with no gain in the prior year. Historically the Company has sold loans on both a servicing retained and a servicing released basis. However, this was the Company’s first sale of servicing rights. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

Net losses on sale of securities were $0.9 million for fiscal 2006 contrasted with a gain of $0.1 million for fiscal 2005. Management made a strategic decision to sell $42 million of low yielding securities in March 2006 at a loss in order to reinvest to take advantage of yields in the current market that were higher than they had been for the previous two years. Securities may be sold to generate changes in liquidity, interest rate risk or maximize total returns on securities or minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities are currently or will be a significant component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

No impairment of securities was recorded during fiscal 2006 compared with a charge of $5.2 million during fiscal 2005. In December 2004, the Company recorded a $5.2 million pretax charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock. When the market value of a security remains significantly below amortized cost (impairment) for an extended period of time, generally accepted accounting principles require a company to make a determination whether that impairment is temporary or other-than-temporary. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement. The Freddie Mac and Fannie Mae preferred stocks owned by the Company had been impaired for approximately three years.

Our research into the reasons for the impairment revealed the following information about relevant events between September 30, 2004 and December 31, 2004:

•	In December 2004, the Securities and Exchange Commission recommended that Fannie Mae restate their financial statements to comply with Statements of Financial Accounting Standards Nos. 91 and 133;

•	In December 2004, the Office of Federal Housing Enterprise Oversight indicated that Fannie Mae was significantly undercapitalized as of September 30, 2004 as a result of accounting mistakes;

•	Fannie Mae had accepted the retirement of its CEO, the resignation of its CFO and had changed auditors all between December 1, 2004 and December 31, 2004;

•	Between September 30, 2004 and December 31, 2004, the impaired securities declined $1.1 million value in market value, which represented a 6.6% decline in value even though the rates the securities are indexed to went up; and

•	In December 2004, Senators Sununu, Hagel and Dole called for changes in the regulatory oversight of Fannie Mae and Freddie Mac based on Fannie Mae’s recent problems with their financial statements and based on Freddie Mac’s financial reporting problems in 2003.

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

Net gains on the sale of loans were stable between years, remaining at $5.9 million for fiscal 2006 and fiscal 2005. Gains in fiscal 2006 averaged 59 basis points on $999 million in sales compared with 59 basis points on $997 million of loan sales in fiscal 2005. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In spite of rising interest rates during fiscal 2006, the Company was able to maintain mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers purchasing homes over customers seeking refinances of their existing homes. Management anticipates increased variability in mortgage banking in future periods.

Service charges and fees on deposit accounts increased 5.1% or $0.3 million to $5.5 million for fiscal 2006 compared with $5.2 million for fiscal 2005. Other income – bank increased 5.5% or $0.4 million to $7.4 million for fiscal 2006 compared with $7.0 million for fiscal 2005 primarily due to a $0.4 million gain from recognizing an equity interest in a credit card servicer resulting from a conversion to the stock form of ownership. Other income – nonbank subsidiaries increased 15.5% or $1.1 million to $8.0 million primarily due to an increase in the level of commissions earned from insurance, real estate and wealth management affiliates.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2006 totaled $68.2 million compared to $61.5 million for the year ended June 30, 2005, an increase of $6.7 million or 10.7%. The most prominent reason for the increase was $2.2 million in expenses for merger, integration and restructuring related to the Northern acquisition. There were no expenses of this type in fiscal 2005. Salaries and employee benefits increased 10.4% or $3.1 million to $32.7 million in fiscal 2006 compared with $29.6 million in fiscal 2005. The increase was due to additions and replacement of executive and other nonretail personnel along with increases to stock-based retirement and incentive plans. Loan expenses increased $0.3 million or 12.3% to $2.7 million due to increased loan production, primarily in the commercial loan area. Marketing expense decreased $0.3 million or 13.4% due to a conscious effort by management to control expenses in this area and concentrate on only the most effective delivery methods. Franchise tax expense increased $0.3 million or 26.2% to $1.4 million. The Company anticipates that the franchise tax will be at or below the levels experienced in fiscal 2005 from July 2006 through December 2007. Amortization of intangible assets decreased $0.2 million or 5.8% due to a decline in the amortization of the core deposit intangible asset from the Franklin acquisition in May 2004. Amortization of intangibles will increase significantly beginning in July 2006 due to the Northern acquisition. Other noninterest expenses increased $0.9 million or 8.9% to $10.6 million for the current fiscal year compared to the prior year. This increase was due to increases in ATM, real estate owned and other expenses related to growth in the balance sheet and business volumes.

Provision for Income Taxes.  Income tax for the current fiscal year was $10.3 million, an increase of $2.4 million from the prior year expense of $7.9 million. The increase in the income tax expense was due to the increase in pretax income. The effective tax rate for the current fiscal year was 30.9% compared with 29.4% for the prior fiscal year. The increase in the effective tax rate was primarily due to the $1.0 million receipt of life insurance proceeds in the prior year which was not subject to income tax.

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

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statement of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2005 totaled $121.5 million, an increase of $35.7 million from $85.8 million for the year ended June 30, 2004. Interest income on loans totaled $107.1 million for the year ended June 30, 2005 compared to $71.9 million for the year ended June 30, 2004, an increase of $35.2 million. The increase in interest income on loans was primarily due to an increase of $646.3 million in the average balance of loans partially offset by a reduction in the average yield on loans of 0.25% to 5.91% for fiscal 2005 compared to 6.16% for the prior fiscal year. The increase in average loan balances was primarily due to including a full year of the loans of the Franklin Division of First Place Bank in fiscal 2005 compared to one month in fiscal 2004. The yield on loans declined as we continued to experience the payoff of older high rate mortgage loans. That decline was partially offset by increases in the yields on commercial and consumer loans due to increases on the prime lending rate during fiscal 2005. Interest income on securities decreased $0.1 million and totaled $13.9 million for the year ended June 30, 2005 compared to $13.8 million for the prior year. The increase in interest income on mortgage-backed and other securities was due to a 7 basis point increase in the average rate, partially offset by a $3.7 million decrease in the average balance.

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

In December 2004 the Company recorded a $5.2 million pretax charge for other-than-temporary impairment of Fannie Mae and Freddie Mac preferred stock. When the market value of a security remains significantly below amortized cost (impairment) for an extended period of time, generally accepted accounting principles require a company to make a determination whether that impairment is temporary or other-than-temporary. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

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

Service charges and fees on deposit accounts increased 90.3% or $2.5 million to $5.2 million for fiscal 2005 compared with $2.8 million for fiscal 2004. This increase was due to increases in checking account and ATM fees that grew primarily due to the increase in checking accounts from the Franklin acquisition. Other income – bank increased 70.4% or $2.9 million to $7.0 million for fiscal 2005 compared with $4.1 million for fiscal 2004. A portion of the increase was a payment of $1.0 million, which represented the tax-free proceeds of a life insurance policy on a former Company executive. The remainder was related to new banking services or an expansion in the level of existing services primarily due to the Franklin acquisition. Loan servicing income was $38,000 for fiscal 2005 which represented a $27,000 increase over fiscal 2004. While these amounts were not significant when compared to net income in fiscal 2005 or fiscal 2004 the loan servicing operation is significant because it is sensitive to changes in interest rates and has the potential to have a significant impact on net income in fiscal 2006 and future years. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Historically low interest rates over the past three years and volatility in rates recently have resulted in the increased variability of loan servicing income on a quarterly basis in spite of the lack of change between the current and prior fiscal years. The table below shows how the change in the impairment of MSRs impacts loan servicing income.

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

At June 30, 2006, the Company had $167 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $131 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements. This compared to $151 million of cash and unpledged securities and Federal Home Loan Bank availability of $42 million at June 30, 2005. Potential cash available as measured by liquid assets and borrowing capacity has increased during fiscal 2006 primarily due to the addition of pledgable assets with the Northern acquisition. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and fund operating expenses. At June 30, 2006, the holding company had cash and unpledged securities of $40 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. The Bank has not paid any dividends to the holding company during fiscal 2006 and Northern paid a dividend of $15 million to the holding company in June 2006. As of June 30, 2006, the Bank would be able to pay approximately $12 million and Northern would not be able to pay any additional dividend without the approval of the OTS. Future dividend payments by the Bank beyond the $12 million will be based upon future earnings or the approval of the OTS.

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of credit issue. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At June 30, 2006, the Company had $8.6 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss the allowance for loan losses would need to increase by approximately $5.5 million.

Mortgage Servicing Rights. When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. The following table indicates how changes in assumptions about the prepayment speeds in the mortgage loan servicing portfolio would affect the fair value of the portfolio, as of the date of the most recent outside quarterly evaluation date, May 31, 2006.

Fair Value of Mortgage Servicing Rights	$19,369
Fair Value of Mortgage Servicing Rights assuming:
20% increase in prepayment speeds	$17,851
40% increase in prepayment speeds	$16,566

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of June 30, 2006, and a year earlier and are based on an instantaneous change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

Net Portfolio Value

Basis Point Change in Rates	June 30, 2006 Net Portfolio Value Ratio	June 30, 2005 Net Portfolio Value Ratio
+200	8.57%	9.01%
+100	10.09%	10.02%
Base	11.24%	10.76%
-100	12.12%	11.10%
-200	12.85%	11.49%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results indicate the Company is exposed to a decline in NPV if rates rise and would realize an increase in NPV from falling rates. In addition the Company is in a position to gain more from falling rates and to lose more from rising rates than it was a year earlier. The results of the projections are within parameters established by the Board of Directors.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Shareholders

First Place Financial Corp.

Warren, Ohio

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the First Place Financial Corp.’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Cleveland, Ohio

August 25, 2006

Consolidated Statements of Financial Condition

June 30,	2006	2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$72,906	$52,549
Interest-bearing deposits in other banks	4,605	—
Securities available for sale	302,994	296,314
Loans held for sale	154,799	145,053
Loans	2,350,784	1,831,121
Less, allowance for loan losses	22,319	18,266

Loans, net	2,328,465	1,812,855
Federal Home Loan Bank stock	32,616	30,621
Premises and equipment, net	35,485	21,367
Goodwill	88,009	55,076
Core deposit and other intangibles	17,405	15,282
Other assets	75,926	69,826

Total assets	$3,113,210	$2,498,943

LIABILITIES
Deposits
Noninterest bearing checking	$224,738	$235,840
Interest-bearing checking	140,752	110,774
Savings	242,178	195,203
Money market	511,482	441,134
Certificates of deposit	941,597	726,388

Total deposits	2,060,747	1,709,339
Securities sold under agreements to repurchase	44,013	36,946
Borrowings	603,906	455,206
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	30,929
Other liabilities	31,113	29,867

Total liabilities	2,801,636	2,262,287

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value, 33,000,000 shares authorized; 18,114,673 shares issued	181	181
Additional paid-in capital	214,243	188,931
Retained earnings	116,757	101,878
Unearned employee stock ownership plan shares	(4,452)	(5,045)
Unearned recognition and retention plan shares	—	(1,134)
Treasury stock, at cost, 681,228 shares at June 30, 2006 and 3,088,854 shares at June 30, 2005	(10,096)	(44,638)
Accumulated other comprehensive loss, net	(5,059)	(3,517)

Total shareholders’ equity	311,574	236,656

Total liabilities and shareholders’ equity	$3,113,210	$2,498,943

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended June 30,	2006	2005	2004
	(Dollars in thousands, except share data)
Interest income
Loans, including fees	$134,936	$107,103	$71,899
Securities:
Taxable	12,298	12,773	12,050
Tax exempt	1,819	1,626	1,824

Total interest income	149,053	121,502	85,773

Interest expense
Deposits	44,256	29,852	25,239
Short-term borrowings	11,114	5,927	1,880
Long-term borrowings	15,269	13,711	10,486

Total interest expense	70,639	49,490	37,605

Net interest income	78,414	72,012	48,168

Provision for loan losses	5,875	3,509	4,896

Net interest income after provision for loan losses	72,539	68,503	43,272

Noninterest income
Service charges and fees on deposit accounts	5,505	5,238	2,752
Net (losses) gains on sale of securities	(943)	91	480
Impairment of securities	—	(5,246)	—
Net gains on sale of loans	5,922	5,853	8,481
Gain on sale of loan servicing rights	1,841	—	—
Loan servicing income	1,302	38	11
Other income – bank	7,408	7,024	4,123
Other income – nonbank subsidiaries	7,950	6,881	6,663

Total noninterest income	28,985	19,879	22,510

Noninterest expense
Salaries and employee benefits	32,654	29,575	21,704
Occupancy and equipment	10,089	9,699	6,483
Professional fees	2,816	2,780	1,695
Loan expenses	2,716	2,419	1,629
Marketing	2,005	2,314	1,235
Merger, integration and restructuring expense	2,173	—	2,175
Franchise taxes	1,407	1,115	1,766
Amortization of intangible assets	3,655	3,880	1,305
Other	10,635	9,764	7,425

Total noninterest expense	68,150	61,546	45,417

Income before income taxes	33,374	26,836	20,365
Provision for income taxes	10,330	7,898	6,214

Net income	$23,044	$18,938	$14,151

Earnings per share:
Basic	$1.58	$1.32	$1.11
Diluted	$1.55	$1.30	$1.09

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance at July 1, 2003	$181	$177,059	$83,806	$(6,219)	$(1,887)	$(66,452)	$(3,807)	$182,681

Comprehensive income:
Net income			14,151					14,151
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(5,365)	(5,365)
Loss on termination of interest rate swaps reclassified into income, net of tax							1,675	1,675

Total comprehensive income								10,461
Cash dividends declared ($.56 per share)			(6,916)					(6,916)
Commitment to release employee stock ownership plan shares (59,352 shares)		501		580				1,081
Commitment to release recognition and retention plan shares (50,812 shares)					682			682
Purchase of 385,900 shares of common stock						(6,815)		(6,815)
Stock options exercised (85,861 shares)		(180)				1,189		1,009
Issuance of 2,155,727 shares of stock for Franklin Bancorp, Inc.		10,779				29,986		40,765
Stock issued as employee compensation (671 shares)		2				9		11
Tax benefit related to exercise of stock options		151						151

Balance at June 30, 2004	181	188,312	91,041	(5,639)	(1,205)	(42,083)	(7,497)	223,110

Comprehensive income:
Net income			18,938					18,938
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							2,465	2,465
Loss on termination of interest rate swaps reclassified into income, net of tax							1,515	1,515

Total comprehensive income								22,918
Cash dividends declared ($.56 per share)			(8,101)					(8,101)
Commitment to release employee stock ownership plan shares (59,352 shares)		581		594				1,175
Commitment to release recognition and retention plan shares (7,201 shares)		35			71			106
Purchase of 236,488 shares of common stock						(4,284)		(4,284)
Stock options exercised (120,943 shares)		(274)				1,729		1,455
Tax benefit related to exercise of stock options		277						277

Balance at June 30, 2005	181	188,931	101,878	(5,045)	(1,134)	(44,638)	(3,517)	236,656

Comprehensive income:
Net income			23,044					23,044
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(2,350)	(2,350)
Loss on termination of interest rate swaps reclassified into income, net of tax							808	808

Total comprehensive income								21,502
Cash dividends declared ($.56 per share)			(8,165)					(8,165)
Commitment to release employee stock ownership plan shares (59,352 shares)		779		593				1,372
Reclassification of unearned RRP shares		(1,134)			1,134			—
Commitment to release recognition and retention plan shares (3,020 shares)		52						52
Stock options exercised (97,470 shares)		(245)				1,409		1,164
Issuance of 2,288,798 shares of stock for acquisition of The Northern Savings & Loan Company		25,266				32,824		58,090
Issuance of 21,358 shares of stock for acquisition of Insurance Center of Warren Agency, Inc.		241				309		550
Stock option expense		113						113
Tax benefit related to exercise of stock options		240						240

Balance at June 30, 2006	$181	$214,243	$116,757	$(4,452)	$—	$(10,096)	$(5,059)	$311,574

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended June 30,	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities
Net income	$23,044	$18,938	$14,151
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,788	3,140	2,481
Provision for loan losses	5,875	3,509	4,896
Provision (recovery) for impaired mortgage servicing rights	(517)	341	(2,098)
Amortization, net of accretion	8,719	5,859	3,928
Other than temporary impairment of securities	—	5,246	—
Securities losses (gains)	943	(91)	(480)
Proceeds from sales of loans and securitized loans held for sale	998,685	968,649	932,455
Originations of loans held for sale	(942,991)	(974,059)	(894,242)
Gain on sale of loan servicing rights	(1,841)	—	—
Gain on sale of loans held for sale	(5,623)	(4,556)	(6,968)
Gain on sale of other loans	(299)	(1,297)	(1,513)
Loss on disposal of fixed assets	110	48	29
Stock dividends and partnership earnings	(1,692)	(1,734)	(1,128)
Employee stock ownership plan expense	1,372	1,175	1,081
Recognition and retention plan expense	52	106	682
Tax benefit from stock options exercised	—	277	151
Stock-based compensation	113	—	—
Increase in cash surrender value of bank owned life insurance	(1,151)	(1,160)	(818)
Change in:
Other assets	(17,183)	39,092	91,777
Other liabilities	(4,435)	(4,773)	1,324
Deferred loan fees	(943)	(2,010)	(2,456)
Deferred taxes	—	(316)	2,099

Net cash from operating activities	65,026	56,384	145,351

Cash flows from investing activities
Securities available for sale
Proceeds from sales	42,055	49,838	29,174
Proceeds from maturities, calls and principal paydowns	47,823	107,983	55,633
Purchases	(70,619)	(77,706)	(73,433)
Net change in interest-bearing deposits in other banks	(4,605)	43,901	34,134
Net change in loans	(314,924)	(451,355)	(306,721)
Proceeds from sale of loans	10,734	30,238	55,594
Proceeds from sale of loan servicing rights	12,828	—	—
Premises and equipment expenditures, net	(10,291)	(2,254)	(2,643)
Cash paid for The Northern Savings & Loan Company, net of cash acquired	(8,257)	—	—
Cash paid for Insurance Center of Warren Agency, Inc., net of cash acquired	(503)	—	—
Cash paid for Franklin Bancorp, Inc., net of cash acquired	—	—	7,312
Investment in nonbank affiliates	(276)	(517)	(1,252)

Net cash from investing activities	(296,035)	(299,872)	(202,202)

Consolidated Statements of Cash Flows (Continued)

	2006	2005	2004
Cash flows from financing activities
Net change in deposits	$97,421	$161,328	$(37,511)
Net change in short-term borrowings	97,479	57,680	58,751
Proceeds from long-term borrowings	104,375	50,000	58,850
Repayment of long-term borrowings	(72,076)	(29,391)	(5,981)
Net proceeds from issuance of subordinated debt securities	30,928	—	30,608
Cash dividends paid	(8,165)	(8,101)	(6,916)
Proceeds from stock options exercised	1,164	1,455	1,009
Tax benefit from stock options exercised	240	—	—
Purchase of treasury stock	—	(4,284)	(6,815)

Net cash from financing activities	251,366	228,687	91,995

Net change in cash and cash equivalents	20,357	(14,801)	35,144

Cash and cash equivalents at beginning of year	52,549	67,350	32,206

Cash and cash equivalents at end of year	$72,906	$52,549	$67,350

Supplemental cash flow information:
Cash payments of interest expense	$68,983	$46,779	$34,747
Cash payments of income taxes	14,463	5,357	4,668

Supplemental noncash disclosures:
Stock portion of acquisition price of The Northern Savings & Loan Company	58,090	—	—
Stock portion of acquisition price of Insurance Center of Warren Agency, Inc.	550	—	—
Stock portion of acquisition price of Franklin Bancorp, Inc.	—	—	40,765
Loans securitized	91,037	145,276	93,459
Transfer of loans to other real estate	2,321	5,361	2,788
Transfer of loans from portfolio to loans held for sale	—	97,486	—
Transfer of loans from loans held for sale to portfolio	36,051	9,854	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Dollar amounts in thousands, except per share data.)

Principles of Consolidation:  The consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank (the Bank), The Northern Savings & Loan Company (Northern) and First Place Holdings, Inc. Northern was merged with First Place Bank effective July 25, 2006. Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Segments:  While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill and the amortization and valuation of mortgage servicing assets. Actual results could differ from those estimates.

Cash Flows:  Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for loans, deposits, interest-bearing deposits in other banks and short term borrowings.

Interest Bearing Deposits in Other Banks:  Interest bearing deposits in other banks mature within one week and are carried at cost.

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

Gains and losses on sales are based on the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of premiums and accretion of discounts arising at the time of purchase or as the result of a business combination. Premiums are amortized and discounts are accreted using the level yield method including estimated prepayments for mortgage-backed securities and collateralized mortgage obligations. Available-for-sale and held-to-maturity securities are reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of a security is less than the amortized cost and the impairment is determined to be other-than-temporary, the

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

security is written down, establishing a reduced cost basis and the related charge is recorded as a realized loss in the income statement.

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

Acquired Loans: Acquired loans are accounted for in accordance with AICPA Statement of Position 03-3, Accounting for Certain Loans or Debt Securities acquired in a Transfer. This statement became effective for the Company on July 1, 2005. It requires that acquired loans, including debt securities with credit weaknesses be recorded at fair value and prohibits the use of valuation allowances when the asset is initially recorded. It also limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the initial investment in the asset. The adoption of this statement did not have any material impact on the Company’s financial position or results of operations.

Federal Home Loan Bank Stock: The Bank and Northern are members of the Federal Home Loan Bank system. As members they are required to hold certain minimum levels of common stock in the Federal Home Loan Bank based on borrowing levels and other factors. The stock arises from required purchases or stock dividends on

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

previously owned stock and is carried on the books at par value. Both cash and stock dividends are reported as income. The stock is restricted and excess stock beyond the amount required to be held may only be sold back to the Federal Home Loan Bank at times and in amounts that they approve. Historically, the redemption value has been equal to par value. The stock is periodically reviewed for impairment.

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

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. For tax purposes, depreciation on certain assets is calculated using accelerated methods. The estimated useful lives are based on the asset type and range from three to ten years for furniture fixtures and equipment and fifteen to forty years on buildings and improvements to land and buildings. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Maintenance and repair of premises and equipment are charged to expense as incurred.

Securitizations: The Company may, from time to time, securitize loans in order to gain access to a broader range of buyers of interests in loans. Historically, mortgage loans have been securitized with a third party. The securitization is recorded as a sale when control has been relinquished, with a gain or loss recorded on the sale. The gain or loss is calculated based on the cash received compared to the carrying value of the assets transferred. If some interests, such as servicing assets and cash reserve accounts, are retained, the carrying value of assets sold and assets or liabilities retained is allocated to each based on fair value at sale date. Fair values are based on market quotes or on the present value of future expected cash flows using estimates of credit losses, prepayment rates, interest rates and discount rates. Cash flows are estimated using the Public Securities Association’s (PSA) standard prepayment model. If the securitization and the sale take place simultaneously, the gain or loss is classified as a gain on the sale of loans. If the securities are retained and subsequently sold, the gain or loss is classified as a gain or loss on the sale of securities.

Mortgage Servicing Assets: Mortgage servicing assets represent the allocated value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The fair value of the servicing right is determined by comparison with the market values of similar servicing rights or alternatively through the use of a valuation model. When a valuation model is used the model includes assumptions as to loan prepayment speeds, the current short-term earning rate on idle cash, delinquency rates, servicing costs and a discount rate which takes into account the current rate of return anticipated by holders of servicing rights. Servicing assets are included in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing fee revenue is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when deducted from funds collected on the loan. Loan servicing income is the total of fees collected net of amortization of servicing rights and charges or credits to record or reverse impairment of servicing rights.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

against loan servicing income. If impairment in a particular grouping no longer exists in a future period, the valuation allowance is reversed and the servicing rights are restored to the original allocated basis less amortization.

Sales of servicing rights are recognized on the accrual basis as long as title has passed, the risks and rewards of ownership have been transferred to the buyer and any contingencies in the sale are minor and can be reasonably estimated.

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

Treasury Stock: Management utilizes stock repurchases as a component of its strategy to invest capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative returns. The purchases are made in open market transactions or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission (SEC), and are recorded at cost. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion or acquisitions. Purchases are recorded at actual historical cost. Shares reissued are accounted for based on the average cost of treasury shares.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation cost for stock options was reflected in net income for fiscal year 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.

On July 1, 2005, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards to be based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants has been and will continue to be based on the market value of the stock at the date of grant. The Company has adopted SFAS No. 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition, for both new and existing stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows. In accordance with SFAS No. 123(R), unearned compensation related to the Recognition and Retention Plan has been reclassified to additional paid-in-capital.

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the condensed consolidated statements of income.

The adoption of SFAS No. 123(R) had the following impact on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

	2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income before income taxes	$33,487	$(113)	$33,374
Income taxes	10,330	—	10,330

Net income	$23,157	$(113)	$23,044

Basic earnings per share	$1.59	$(0.01)	$1.58
Diluted earnings per share	$1.56	$(0.01)	$1.55

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

The following tables illustrate the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123(R) for the years ending June 30:

	2005
	As Reported	Pro Forma Adjustments	Pro Forma as if Under SFAS 123(R)
Income before income taxes	$26,836	$(180)	$26,656
Income taxes	7,898	—	7,898

Net income	$18,938	$(180)	$18,758

Basic earnings per share	$1.32	$(0.01)	$1.31
Diluted earnings per share as reported	$1.30	$(0.01)	$1.29

	2004
	As Reported	Pro Forma Adjustments	Pro Forma as if Under SFAS 123(R)
Income before income taxes	$20,365	$(609)	$19,756
Income taxes	6,214	—	6,214

Net income	$14,151	$(609)	$13,542

Basic earnings per share	$1.11	$(0.05)	$1.06
Diluted earnings per share as reported	$1.09	$(0.05)	$1.04

The fair value of stock options granted during fiscal 2006, 2005 and 2004 was determined at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2006	2005	2004
Expected average risk-free interest rate	4.36%	4.00%	4.00%
Expected average life (in years)	5.06	10.00	9.00
Expected volatility	24.33%	21.90%	21.89%
Expected dividend yield	2.79%	2.86%	2.90%

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

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

Commitments, Contingencies and Guarantees: Financial instruments include instruments with off-balance-sheet credit risk, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded in the financial statements when they are funded or the related fees are incurred or received.

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are any unrecorded loss contingencies that will have a material effect on the financial statements.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, changes in the fair value of cash flow hedges and reclassification of losses from terminated cash flow hedges which are also recognized as separate components of equity. Realized gains or losses are reclassified into income.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Effect of Recent Accounting Pronouncements: On March 9, 2004, the SEC issued Staff Accounting Bulletin (SAB) 105, “Application of Accounting Principles to Loan Commitments” stating that the fair value of loan commitments accounted for as a derivative instrument under Statement of Financial Accounting Standards No. 133 should not consider expected future cash flows related to servicing of the future loan. SAB 105 was effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The Company adopted the provision of SAB 105 as of April 1, 2004. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In March 2004, the Emerging Issues Task Force (EITF) arrived at a Consensus regarding EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. In November 2005, the Financial Accounting Standards Board issued Staff Position (SP) 115-1. This SP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. The guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The SP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Management does not believe that these recent decisions of the EITF have had or will have a significant impact on accounting for the Company’s investments.

In May 2005, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and will apply to the Company effective July 1, 2006. Management believes that the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In February, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement will be effective July 1, 2007. The adoption of this pronouncement is not expected to have a material impact on the consolidated financial statements.

In March, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each class of servicing asset or liability. In addition, this statement also specifies that servicing rights will be recorded at fair value rather than an allocation of the relative fair values of the loan that is sold and the servicing right that is retained. This statement will be effective July 1, 2007 unless the company elects early adoption in which case it would be effective July 1, 2006. The Company does not plan to adopt this statement early. If the company adopts this pronouncement and elects to account for all servicing assets and liabilities according to the amortization method, it would not change the current treatment of accounting for servicing rights and therefore would have no impact on the consolidated financial statements. The change in recording the initial value of servicing rights at fair value will not have a material impact on the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective July 1, 2007. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

Reclassifications: Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITION

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio. As of that date the Company recorded the purchase of Northern for $71.0 million, including $12.9 million in cash and 2.289 million shares of the Company’s common stock valued at $58.1 million. These amounts are subject to minor adjustments due to the contractual procedures to allocate stock and cash to the Northern shareholders. The acquisition was accounted for as a purchase and the results of operations of Northern have been included in the consolidated financial statements since the acquisition date. The Bank and Northern were merged into one entity effective July 25, 2006. The following table presents the allocation of the acquisition cost of Northern to the assets and liabilities assumed based on their fair values:

Cash and interest-bearing deposits in other banks	$5,751
Securities available for sale	25,951
Loans, net	277,559
Premises and equipment	6,600
Core deposit and other intangible assets	5,750
Goodwill	31,655
Other assets	6,454

Total assets	359,720

Deposits	253,987
Borrowings	26,687
Other liabilities	6,946

Total liabilities	287,620

Net assets acquired	$72,100

The acquisition cost of Northern included $71.0 million payable to Northern shareholders, $0.9 million in acquisition costs and $0.2 million from a previous investment in Northern’s common stock. The Company recorded $2,173 of merger, integration and restructuring charges related to the acquisition. Included are compensation and other employee related costs of $915, data processing conversion expense of $300, and professional fees and other conversion costs of $958. Of those costs, $1,269 was paid prior to June 30, 2006. The Company anticipates that the remainder will be funded during fiscal 2007.

The following (unaudited) pro forma information was computed as if the acquisition had occurred as of July 1, 2004. This pro forma information includes adjustments due to recognition of fair value adjustments of Northern’s assets and liabilities in the income statement including amortization of premiums and discounts of loans and securities, term deposits and borrowings, amortization of intangibles and depreciation. The intangibles are being amortized over seven years. This pro forma information is not necessarily indicative of the results of operations as they would have been had the transaction taken place on July 1, 2004.

	Year ended June 30,
	2006	2005
Net interest income	$89,473	$82,542
Provision for loan losses	6,640	3,509
Noninterest income	29,508	20,491
Noninterest expense	78,533	69,270
Net income	$23,013	$21,206

Basic earnings per share	$1.37	$1.27
Diluted earnings per share	$1.34	$1.25

On May 28, 2004, the Company acquired Franklin Bancorp, Inc., (Franklin), a bank holding company headquartered in Southfield, Michigan, and its wholly owned subsidiary, Franklin Bank N.A. Franklin shareholders received $80.6 million for their common stock, including $39.8 million in cash and 2.156 million shares of the Company’s common stock valued at $40.8 million. In addition, holders of options on Franklin’s common stock received $1.7 million in cash in settlement of the options.

Notes to Consolidated Financial Statements

NOTE 2 - ACQUISITION (continued)

The acquisition was accounted for as a purchase and the results of operations of Franklin have been included in the consolidated financial statements since the acquisition date. Concurrent with the merger, Franklin Bank N.A. converted to a federally chartered savings association and changed its name to Franklin Bank. The Bank and Franklin Bank were merged into one entity effective July 2, 2004.

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, were as follows:

	2006
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U. S. Government agencies and other government sponsored enterprises	$73,871	$19	$(1,472)
Obligations of states and political subdivisions	41,582	216	(594)
Trust preferred securities	17,938	511	(31)
Mortgage-backed securities and collateralized mortgage obligations	112,549	176	(3,478)

Total	245,940	922	(5,575)

Equity securities
Common stock and partnership interests	3,845	372	—
Fannie Mae and Freddie Mac preferred stock	19,643	1,788	(91)
Mutual funds	33,566	—	(1,511)

Total	57,054	2,160	(1,602)

Total securities	$302,994	$3,082	$(7,177)

	2005
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U. S. Government agencies and other government sponsored enterprises	$102,878	$164	$(669)
Obligations of states and political subdivisions	25,128	690	(21)
Trust preferred securities	17,786	376	—
Mortgage-backed securities and collateralized mortgage obligations	97,418	973	(475)

Total	243,210	2,203	(1,165)

Equity securities
Common stock and partnership interests	2,916	84	—
Fannie Mae and Freddie Mac Preferred stock	17,443	90	(593)
Mutual funds	32,745	—	(1,066)

Total	53,104	174	(1,659)

Total securities	$296,314	$2,377	$(2,824)

Notes to Consolidated Financial Statements

NOTE 3 - SECURITIES  (continued)

Proceeds, realized gains, losses and impairment charges for available for sale securities were as follows:

	2006	2005	2004
Proceeds	$42,055	$49,838	$29,174
Gross gains	—	336	480
Gross losses	943	245	—
Impairment charges	—	5,246	—

The estimated fair value of debt securities available for sale by contractual maturity at June 30, 2006 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Debt securities available for sale
Due in one year or less	$16,597
Due after one year through five years	71,833
Due after five years through ten years	6,420
Due after ten years	38,541

133,391
Mortgage-backed securities and collateralized mortgage obligations	112,549

Total	$245,940

Debt and mortgage-backed securities with a fair value of $204,201 and $197,585 as of June 30, 2006 and 2005 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes as required or permitted by law.

Securities with continuous unrealized losses at June 30, 2006 are as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and other government sponsored enterprises	$23,984	$(363)	$41,547	$(1,109)	$65,531	$(1,472)
Trust preferred securities	1,969	(31)	—	—	1,969	(31)
Obligations of states and political subdivisions	16,911	(383)	5,447	(211)	22,358	(594)
Mortgage-backed securities and collateralized mortgage obligations	56,601	(1,506)	34,764	(1,972)	91,365	(3,478)
Fannie Mae and Freddie Mac preferred stock	969	(91)	—	—	969	(91)
Mutual funds	—	—	33,209	(1,511)	33,209	(1,511)

Total	$100,434	$(2,374)	$114,967	$(4,803)	$215,401	$(7,177)

Unrealized losses on debt and equity securities as of June 30, 2006 have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the unrealized losses are largely attributable to changes in market interest rates. During fiscal 2006 both short-term and long-term interest rates increased which resulted in an increase in the unrealized loss on fixed rate securities. The fair value is expected to recover as the securities approach their maturity date and/or as market interest rates change. The unrealized loss on mutual funds increased during fiscal 2006 as these funds invest primarily in adjustable rate mortgage loans and the yield on these funds lags market yields in a period of rising rates such as fiscal 2006. The fair value of these funds is expected to recover when interest rates stabilize or begin to decline.

Notes to Consolidated Financial Statements

NOTE 3 - SECURITIES  (continued)

Securities with continuous unrealized losses at June 30, 2005 were as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and other government sponsored enterprises	$60,873	$(551)	$4,881	$(118)	$65,754	$(669)
Trust preferred securities	—	—	—	—	—	—
Obligations of states and political subdivisions	1,337	(5)	1,164	(16)	2,501	(21)
Mortgage-backed securities and collateralized mortgage obligations	25,285	(125)	28,540	(350)	53,825	(475)
Fannie Mae and Freddie Mac preferred stock	14,984	(593)	—		14,984	(593)
Mutual funds	—	—	32,426	(1,066)	32,426	(1,066)

Total	$102,479	$(1,274)	$67,011	$(1,550)	$169,490	$(2,824)

In December 2004, the Company recorded an other-than-temporary charge for the impairment of certain Fannie Mae and Freddie Mac preferred stocks, held in the available for sale portfolio, in the amount of $5,246, pretax. The Company recorded the charge because the market value of the stock declined significantly in the quarter ended December 31, 2004, following several negative announcements by Fannie Mae and Freddie Mac involving regulatory actions, earnings restatements and management turnover. The Company concluded that these events made the likelihood of future price appreciation less certain in the near term and would extend the time period for a recovery of the Company’s investment cost beyond previous estimates.

NOTE 4 - LOANS

Loans at year-end were as follows:

	2006	2005
1-4 family residential real estate loans:
Permanent financing	$950,133	$643,617
Construction	173,778	162,677

Total	1,123,911	806,294
Commercial loans:
Commercial real estate	429,694	396,206
Multifamily	106,999	87,712
Commercial	243,945	152,779
Construction	75,491	79,206

Total	856,129	715,903
Consumer loans	370,744	308,924

Total loans	$2,350,784	$1,831,121

Total loans include net deferred loan costs of $4,033 at June 30, 2006 and $3,090 at June 30, 2005.

Notes to Consolidated Financial Statements

NOTE 4 - LOANS (continued)

Activity in the allowance for loan losses was as follows:

	2006	2005	2004
Beginning balance	$18,266	$16,528	$9,603
Provision for loan losses	5,875	3,509	4,896
Acquisition	525	—	4,506
Loans charged-off	(3,122)	(3,242)	(3,073)
Recoveries	775	1,471	596

Ending balance	$22,319	$18,266	$16,528

Impaired loans were as follows:

	2006	2005
Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	2,797	3,374
Total	$2,797	$3,374

Amount of the allowance for loan losses allocated	$844	$2,053

	2006	2005	2004
Average of impaired loans during the year	$1,851	$1,831	$1,086
Interest income recognized during impairment	$194	$82	$105
Cash-basis interest income recognized	$172	$82	$67

Nonperforming loans were as follows:

	2006	2005
Nonaccrual loans	$16,210	$11,993
Troubled debt restructuring	561	612

Total nonperforming loans	$16,771	$12,605

There were no loans past due over 90 days still on accrual as of June 30, 2006 or 2005.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For loans classified as nonperforming for the years ended June 30, 2006, 2005 and 2004 the contractual interest due and actual interest recognized on those loans is presented in the table below.

	2006	2005	2004
Contractual interest due	$1,249	$848	$2,154
Actual interest recognized	$331	$316	$723

There were no loans acquired in connection with the Northern acquisition that had credit weaknesses which required the recording of a nonaccreatable discount in accordance with the AICPA’s Statement of Position 03-3.

Notes to Consolidated Financial Statements

NOTE 5 - MORTGAGE SERVICING ASSETS

Following is a summary of mortgage servicing assets at June 30:

	2006	2005	2004
Servicing rights:
Beginning of year	$21,013	$15,343	$7,051
Additions	10,990	10,639	11,277
Sale of servicing rights	(10,987)	—	—
(Increase) decrease in valuation allowance	517	(341)	2,098
Amortized to expense	(5,366)	(4,628)	(5,083)

End of year	$16,167	$21,013	$15,343

The fair value of mortgage servicing rights was $19,986 at June 30, 2006 and $23,126 at June 30, 2005

	2006	2005	2004
Valuation allowance:
Beginning of year	$675	$334	$2,432
Additions expensed	94	380	604
Reductions credited to expense	(611)	(39)	(2,702)
Sale of servicing rights	(47)	—	—

End of year	$111	$675	$334

Loans serviced for others, which are not reported as assets, totaled $1,627,595 and $2,100,689 at June 30, 2006 and 2005. Noninterest-bearing deposits included $16,528 and $14,668 of custodial account deposits related to loans serviced for others as of June 30, 2006 and 2005.

Notes to Consolidated Financial Statements

NOTE 6 - SECURITIZATIONS

Periodically the Company will securitize residential real estate loans in order to gain access to a larger number of buyers than it would normally have for the sale of whole loans. During 2006, 2005, 2004 and at times in the past, the Company has securitized loans, sold the securities and retained the right to service those loans. For each securitization the issuer of the security has been an independent third party. Information on those securitizations follows.

	2006	2005	2004
Securitization activity during the year ended June 30:
For new securitizations during the year
Principal balance of loans securitized	$91,037	$145,276	$93,458
Principal balance of securitized assets sold	91,037	145,276	93,458
Initial value of loan servicing asset retained	906	1,444	910
Gain on sale of securitized assets	91	1,076	1,693
Assumptions to determine fair value of servicing asset retained:
Discount rate	14.0-14.5%	9.5-14.5%	9.5-10.5%
Prepayment rate	325-625 PSA	250-600 PSA	300-675 PSA
Anticipated delinquency	6.23%	6.15%	6.50%
Weighted average expected life in months	25-55	30-160	25-105
Activity related to all securitizations interests
Charge-offs, net of recoveries for securitized loans	$—	$—	$—
Servicing revenue from securitized loans	699	483	335
Securitization information at June 30:
Current principal balance of loans securitized	$279,536	$241,485	$137,288
Balance of securities still owned	—	—	—
Fair value of loan servicing asset retained	2,471	2,311	1,440
Loans delinquent 30 days or more	3,761	2,579	850
Assumptions to determine fair value of servicing asset retained:
Discount rate	9.5-14.5%	9.5-14.5%	9.5-10.0%
Prepayment rate	275-900 PSA	250-600 PSA	300-600 PSA
Anticipated delinquency	6.30%	6.15%	6.50%
Weighted average expected life in months	15-65	30-160	25-105

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

Projected value of loan servicing asset under various adverse alternative assumptions as of June 30:

	2006	2005
1% added to discount rate	$2,425	$2,261
2% added to discount rate	2,381	2,213
10% increase in PSA prepayment speed used	2,359	2,208
20% increase in PSA prepayment speed used	2,259	2,116
10% increase in delinquency rate	2,469	2,320
20% increase in delinquency rate	2,466	2,330

Notes to Consolidated Financial Statements

NOTE 7 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

	2006	2005
Land and improvements	$7,659	$5,994
Buildings and improvements	21,327	14,869
Leasehold improvements	2,535	2,235
Furniture and equipment	15,885	14,245
Construction in process	6,879	128

	54,285	37,471
Less: Accumulated depreciation	(18,800)	(16,104)

	$35,485	$21,367

Depreciation expense totaled $2,788, $3,140 and $2,481 for 2006, 2005 and 2004 respectively.

The Company’s subsidiaries have entered into a number of noncancelable lease agreements with respect to premises. Following is a summary of future minimum rental payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2006:

2007	$2,549
2008	2,023
2009	1,625
2010	971
2011	311
Thereafter	3,166

$10,645

Rent expense for cancelable and noncancelable agreements totaled $2,498, $2,237 and $972 for 2006, 2005 and 2004.

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the year ended June 30 is as follows:

	2006	2005
Beginning balance	$55,076	$55,348
Goodwill acquired during the year	32,933	269
Adjustment for Franklin Bancorp, Inc. goodwill	—	(541)

Ending balance	$88,009	$55,076

Notes to Consolidated Financial Statements

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS  (continued)

The adjustment of the Franklin Bancorp, Inc, goodwill during fiscal 2005 represents an adjustment of the liability for Federal income taxes after final returns were filed.

ACQUIRED INTANGIBLE ASSETS

Activity in intangibles for the year ended June 30, 2006 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Balance as of June 30, 2005	$23,027	$(7,745)	$15,282
Intangible assets acquired	5,778	(4)	5,774
Amortization of intangible assets	—	(3,651)	(3,651)

Balance as of June 30, 2006	$28,805	$(11,400)	17,405

Aggregate amortization expense was $3,655, $3,880 and $1,305, for 2006, 2005 and 2004 respectively.

Estimated amortization expense for each of the next five years:

2007	$4,207
2008	3,825
2009	2,512
2010	2,205
2011	1,904
Thereafter	2,752

$17,405

NOTE 9 - INTEREST BEARING DEPOSITS

At June 30, 2006, scheduled maturities of certificate of deposits are as follows:

2007	$682,313
2008	168,227
2009	55,683
2010	22,605
2011	11,985
Thereafter	784

$941,597

At June 30, 2006, scheduled maturities of certificate of deposits of $100 or more are as follows:

Three months or less	$82,555
Over three through six months	91,703
Over six through twelve months	107,372
Over twelve months	82,220

Total	$363,850

Notes to Consolidated Financial Statements

NOTE 9 - INTEREST BEARING DEPOSITS  (continued)

The certificates of deposit of $100 or more summarized above include $76,746 of brokered deposits at June 30, 2006. The Company also had $845 of brokered deposits with balances less than $100 at June 30, 2006.

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase consisted of the following as of June 30:

	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term	$29,513	2.60%	$14,196	2.16%

Long-term maturing in:
September 2006	—	—	8,250	3.03%
September 2007	7,500	3.56%	7,500	3.56%
September 2008	7,000	4.01%	7,000	4.01%

Subtotal	14,500	3.78%	22,750	3.51%

Total	$44,013	2.99%	$36,946	2.99%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $48,250 at June 30, 2006 and $39,267 at June 30, 2005. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to the Company.

Information concerning short-term securities sold under agreements to repurchase is as follows:

	2006	2005	2004
Average daily balance during the year	$23,006	$9,439	$7,89
Average interest rate during the year	2.47%	1.77%	1.08%
Maximum month-end balance during the year	$29,513	$14,724	$10,346

NOTE 11 - BORROWINGS

Following is a summary of borrowings at June 30:

	2006		2005
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Federal Home Loan Bank	$354,674	5.31%	$248,097	3.38%
Long-term borrowings
Federal Home Loan Bank
2006	—	—	20,175	5.06%
2007	24,897	2.84%	21,375	2.61%
2008	31,375	4.56%	4,375	3.46%
2009	83,000	5.07%	28,500	5.54%
2010	77,141	4.74%	75,000	4.76%
2011	21,286	5.09%	31,474	4.20%
Thereafter	11,533	4.75%	26,210	3.37%

Total long-term borrowings	249,232	4.66%	207,109	4.43%

Total borrowings	$603,906	4.79%	$455,206	3.79%

Notes to Consolidated Financial Statements

NOTE 11 - BORROWINGS  (continued)

Federal Home Loan Bank advances totaling $81,000 at June 30, 2006 which are scheduled to mature in 2009 and later years can be called by the issuer on various dates and under various conditions. At June 30, 2006, Federal Home Loan Bank borrowings were secured by a blanket pledge of multifamily loans of $27,299, a blanket pledge of 1-4 family residential loans of $807,067, a blanket pledge of commercial loans of $52,140, a pledge of specific securities of $1,348 and by the Company’s stock in the Federal Home Loan Bank. Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at June 30, 2006 was $131,221. Federal Home Loan Bank advances generally carry prepayment penalties equal to the present value of the difference in interest between the rate on the loan and the current rate for loans with similar terms and remaining maturities.

The Company has a $10,000 line of credit with a commercial bank. Interest on the line is charged at the bank’s federal funds rate plus 0.25%.

Information concerning short-term borrowings during the periods indicated is as follows:

	2006	2005	2004
Federal Home Loan Bank
Average daily balance during the year	$245,739	$258,176	$167,329
Average interest rate during the year	4.26%	2.23%	1.06%
Maximum month-end balance during the year	$361,674	$307,090	246,590
Commercial bank line of credit
Average daily balance during the year	$55	$—	$355
Average interest rate during the year	4.75%	—	3.96%
Maximum month-end balance during the year	$—	$—	$5,000

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS

As of June 30, 2006, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $61,857 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust.

Distributions on the Trust Preferred Securities issued by First Place Capital Trust are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85%. Distributions on the Trust Preferred Securities issued by First Place Capital Trust II are payable quarterly at a fixed rate of 6.45%. Distributions on the Trust Preferred Securities issued by First Place Capital Trust III are payable quarterly at a fixed rate of 5.69% for five years, through September, 2010, and a floating rate of interest that resets quarterly to the three-month LIBOR rate plus 1.45% for the remaining 25 years.

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

Notes to Consolidated Financial Statements

NOTE 12 - JUNIOR SUBORDINATED DEBENTURES OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS (continued)

Junior Debentures issued by the Company to the Trust Affiliates follow. These amounts represent the par value of the obligations owed to the Trust Affiliates, including the Company’s equity interest in the trusts.

	June 30, 2006	June 30, 2005
Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,465	$15,465
6.45% junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	15,464
Variable rate junior subordinated debentures owed to First Place Capital Trust III due September 15, 2035	30,928	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,857	$30,929

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

NOTE 13 - INCOME TAXES

The provision for income taxes consisted of the following:

	2006	2005	2004
Current provision	$12,450	$8,214	$4,115
Deferred provision (benefit)	(2,120)	(316)	2,099

	$10,330	$7,898	$6,214

The income tax benefit from the exercise of non-qualified stock option shares and disposition of incentive stock options was recognized for financial reporting purposes by crediting additional paid-in capital for $240 in 2006, $277 in 2005 and $151 in 2004.

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate to income before taxes were as follows:

	2006	2005	2004
Income tax computed at the statutory federal rate	$11,681	$9,393	$7,128
Add (subtract) tax effect of:
Tax-exempt income	(453)	(436)	(350)
Earnings and proceeds from life insurance contracts	(403)	(758)	(286)
Miscellaneous items	(495)	(301)	(278)

	$10,330	$7,898	$6,214

The statutory tax rate was 35% for 2006, 2005 and 2004.

Notes to Consolidated Financial Statements

NOTE 13 - INCOME TAXES  (continued)

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax balance were as follows at June 30:

	2006	2005
Items giving rise to deferred tax assets:
Bad debts	7,811	$6,393
Unrealized loss on securities available for sale	1,421	156
Recognized loss on impairment of securities	1,836	1,836
Unrealized loss on hedging transactions	1,302	1,737
Nonaccrual loan interest	508	289
Other valuation allowances	180	480
Other	1,234	1,386

	14,292	12,277
Items giving rise to deferred tax liabilities:
Loan servicing	(5,659)	(7,354)
FHLB stock dividends	(6,141)	(4,453)
Purchase accounting adjustments and related intangibles	(3,373)	(4,163)
Depreciation	(1,169)	(1,123)
Deferred loan fees and costs	(1,912)	(1,061)
Other	(854)	(271)

	(19,108)	(18,425)

Net deferred liability	(4,816)	$(6,148)

The Company has sufficient taxes paid in prior years and available for recovery and expected future taxable income to warrant recording the full deferred tax asset without a valuation allowance.

Retained earnings at June 30, 2006, include approximately $37,042 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at June 30, 1988, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at June 30, 2006 was approximately $12,965.

Tax expense (benefit) attributable to securities gains and losses approximated $(330), $32 and $168 for 2006, 2005 and 2004.

NOTE 14 - EMPLOYEE BENEFIT PLANS

ESOP PLAN

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 7.75%. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. These contributions to the ESOP plan were $1,003 for each of the years 2006,

Notes to Consolidated Financial Statements

NOTE 14 - EMPLOYEE BENEFIT PLANS (continued)

2005 and 2004. The balance of the ESOP loan was $5,821 at June 30, 2006 and $6,334 at June 30, 2005. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares are used for debt service. ESOP compensation expense was $1,372, $1,175 and $1,081 for 2006, 2005, and 2004 respectively. The fair value of unallocated shares was $10,243 at June 30, 2006 and $10,136 at June 30, 2005.

Shares held by the ESOP at June 30 were as follows:

	Year ended June 30, 2006			Year ended June 30, 2005
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning balance	361,932	504,519	866,451	302,900	563,871	866,771
Allocation of shares to participants	59,352	(59,352)	—	59,352	(59,352)	—
Distribution of shares to former participants	(17,846)	—	(17,846)	(320)	—	(320)

Ending balance	403,438	445,167	848,605	361,932	504,519	866,451

401(k) PLAN

The Company maintains a 401(k) plan for the benefit of substantially all of the employees of the Bank. That plan allows employee contributions up to a maximum of $15,000 per year and contains provisions for catch-up contributions as currently permitted by applicable regulations. The Company may make a discretionary matching contribution. For fiscal 2006, 2005 and 2004, the Company did make a matching contribution equal to 50% of the first 6% of compensation contributed. That contribution may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year. 401(k) expense was $210, $105 and $0 for 2006, 2005, and 2004.

The Company also sponsors, as a result of the acquisition of Northern, a 401(k) plan that is available to certain eligible employees of Northern. The 401(k) plan allows employee contributions of up to 15% of their compensation. The Company makes a matching contribution equal to 50% of the first 6% of the compensation contributed. The Company’s matching contributions vest to the employee after two years of service. To earn a year of service, the employee must be credited with at least 1,000 hours of service each year. It is expected that in January 2007, the Northern 401(k) plan will be merged into the 401(k) plan of the Company.

EMPLOYEE STOCK PURCHASE PLAN

The Company established the First Place Financial Corp. Employee Stock Purchase Plan (ESPP) effective May 1, 2004. The purpose of the plan is to provide employees of the Company with an opportunity to purchase shares of First Place common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase First Place common stock. An amount of 150,000 shares of common stock in the aggregate have been approved for the ESPP. The ESPP was made available to employees in August, 2004. As of June 30, 2006, 5,925 shares had been purchased under this plan, and 144,075 shares remained available for purchase.

Notes to Consolidated Financial Statements

NOTE 15 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to executive officers, directors and their related business interests. A summary of related party loan activity is as follows:

	2006	2005
Balance at beginning of period	$1,899	$2,248
New loans	662	284
Effect of changes in related parties	—	(333)
Repayments	(214)	(300)

Balance at end of period	$2,347	$1,899

Deposits from executive officers, directors and their related business interests at year-end 2006 and 2005 were $3,861 and $5,733.

NOTE 16 - STOCK COMPENSATION PLANS

On July 2, 1999 the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. As of June 30, 2006 there were 2,461 shares available to be awarded as options and 80,780 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). It is similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2006, no awards have been issued under the 2004 Plan.

STOCK OPTIONS

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Existing option awards generally become exercisable at the rate of 20% per year on the first five anniversary dates of the grant. However, the vesting schedule is determined at the time of the grant and future grants may have different vesting schedules. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Notes to Consolidated Financial Statements

NOTE 16 - STOCK COMPENSATION PLANS (continued)

Following is activity under the plans during the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of year	859,554	$13.28	955,737	$12.91	962,870	$12.21
Forfeited	—	—	(22,120)	16.48	(11,272)	12.81
Exercised	(97,470)	11.95	(120,943)	11.71	(85,861)	11.74
Granted	2,000	20.98	46,880	18.28	90,000	19.30

Options outstanding, end of year	764,084	$13.47	859,554	$13.28	955,737	$12.91

Options exercisable, end of year	679,301		722,391		661,478

	2006	2005	2004
Weighted-average fair value of options granted during year:	$4.51	$4.56	$4.38

A summary of unvested options as of June 30, 2006 and changes during the year ended June 30, 2006 were as follows:

	Total unvested options
	Shares	Weighted Average Fair Value
Unvested options, beginning of period	137,163	$4.04
Vested	(54,380)	$3.43
Granted	2,000	$4.51

Unvested options, end of period	84,783	$4.44

Proceeds, related tax benefits realized from options exercised and intrinsic value of options exercised were as follows:

	Year ended June 30,
	2006	2005
Proceeds of options exercised	$1,164	$1,455
Related tax benefit recognized	$240	$277
Intrinsic value of options exercised	$1,011	$931

Options outstanding at June 30, 2006 were as follows:

	Outstanding		Exercisable
Range of Exercise prices	Shares	Weighted average remaining contractual life (in years)	Shares	Weighted average exercise price
$ 9.54 - 12.00	90,415	4.1	90,415	$11.09
12.01 - 14.00	523,381	3.0	523,381	12.33
14.01 - 20.98	150,288	7.2	65,505	18.55

Total	764,084	3.9	679,301	$12.77

Aggregate intrinsic value	$7,156		$6,842

Notes to Consolidated Financial Statements

NOTE 16 - STOCK COMPENSATION PLANS (continued)

Information pertaining to the Company’s method of accounting for stock options and the pro forma effect on net income and earnings per share of applying the “fair value method” of accounting to all forms of stock-based compensation are included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock Compensation”.

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

Compensation expense for grants, is based on the market value of the shares at the date of grant, which approximates fair value, and is recognized over the vesting period of the grant. Unearned compensation is reported as a separate component of shareholders’ equity until earned in fiscal 2005 and prior years and as a reduction of additional paid in capital in fiscal 2006. Compensation expense for shares granted under the Recognition and Retention Plan was $52, $106 and $682 for 2006, 2005, and 2004.

Activity in issued but unvested stock grants during the year ended June 30, 2006, was as follows:

	Shares	Weighted Average Value
Issued and unvested as of June 30, 2005	4,875	$18.05
Shares vested during the period	(3,020)	$17.20

Issued and unvested as of June 30, 2006	1,855	$19.42

The intrinsic value of unvested stock grants at June 30, 2006 was $43.

Compensation costs for all share-based plans were as follows:

	2006		2005		2004
	Stock Options	Stock Grants	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation cost recognized in income	$113	$52	$—	$106	$—	$682
Related tax benefit recognized	—	18	—	37	—	239

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
2007	$104	$9	$113
2008	103	9	112
2009	31	9	40
2010	28	2	30
2011	2	—	2

Total	$268	$29	$297

The weighted average life for stock-based awards that have been awarded but not vested is 1.8 years.

Notes to Consolidated Financial Statements

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2006		2005
	Fixed rate	Variable rate	Fixed rate	Variable rate
Commitments to make loans (at market rates)	$126,237	$35,129	$101,159	$39,268
Construction loan funds not yet disbursed	94,325	109,001	104,001	87,924
Unused lines of credit and letters of credit	56,885	230,432	43,139	186,564
Mortgage loan sales commitment	168,268	—	130,000	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.25% to 9.125% and maturities ranging from 5 years to 40 years. The commitments to sell loans have been established with mortgage backed securities of like maturity and coupon to the commitment to make loans and as of June 30, 2006, have a maturity of less than 90 days.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At June 30, 2006, the Company had $2,259 in standby letters of credit outstanding with an average remaining term of 9 months. At June 30, 2005 the Company had $3,832 in standby letters of credit outstanding with an average remaining term of 7 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of the obligation has been recorded in the form of unearned fees.

The Company has originated and sold certain loans for which the buyer has limited recourse to the Company in the event the loans do not perform as specified in the agreements. As of June 30, 2006, these loans have an aggregate principal balance of $254 million, and the maximum contractual loss exposure for the Company is approximately $72 million. An estimated loss allowance of $513 has been established in recognition of this contingent liability. As of June 30, 2005 the Company had limited recourse on loans with an aggregate principal balance of $254 million, and the maximum contractual loss exposure for the Company was approximately $107 million. An estimated loss allowance of $1,371 has been established in recognition of this liability.

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

Notes to Consolidated Financial Statements

NOTE 18 - INTEREST RATE SWAPS (continued)

The amount of the loss on the termination of interest rate swaps reclassified into interest expense in 2006, 2005 and 2004 was $1,243, $2,332 and $2,577, respectively. Net income for the same years was reduced by $808, $1,515 and $1,675, net of income taxes. The amount of remaining losses on the termination of interest rate swaps to be recorded in other comprehensive income was $2,419 and $3,226 as of June 30, 2006 and 2005, respectively. The amount of the loss expected to be reclassified into interest expense in 2007 is $954 or $620 net of income taxes.

NOTE 19 - REGULATORY REQUIREMENTS

CAPITAL

The Bank and Northern are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are both well-capitalized and given favorable qualitative examination ratings by the OTS. The Bank has not paid any dividends to the holding company during fiscal 2006 and Northern paid a dividend of $15 million to the holding company in June 2006. As of June 30, 2006, the Bank would be able to pay approximately $12 million and Northern would not be able to pay any additional dividend without the approval of the OTS. Future dividend payments by the Bank beyond the $12 million will be based on future earnings or the approval of the OTS.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

As described in Note 2 - Acquisition, the Company acquired The Northern Savings & Loan Company in June, 2006 with the intent to merge Northern and the Bank during the first quarter of fiscal 2007. This merger was completed on July 25, 2006.

The table below presents the actual capital levels of Northern as of June 30, 2006 along with the minimum levels established by the regulatory framework for prompt corrective action to be classified as well capitalized or adequately capitalized. At year end, Northern is considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)	$20,378	11.65%	$13,988	8.00%	$17,485	10.00%
Tier 1 capital (to risk weighted assets)	19,222	10.99%	6,994	4.00%	10,491	6.00%
Tier 1 capital (to adjusted total assets)	19,222	6.00%	12,808	4.00%	16,010	5.00%
Tangible capital (to adjusted total assets)	19,222	6.00%	4,803	1.50%

Notes to Consolidated Financial Statements

NOTE 19 - REGULATORY REQUIREMENTS  (continued)

The tables below present the actual capital levels of the Bank as of June 30, 2006 and 2005. At year end, the Bank is considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)	$224,695	11.12%	$161,633	8.00%	$202,041	10.00%
Tier 1 capital (to risk weighted assets)	204,153	10.10	80,817	4.00	121,225	6.00
Tier 1 capital (to adjusted total assets)	204,153	7.62	107,178	4.00	133,973	5.00
Tangible capital (to adjusted total assets)	204,153	7.62	40,192	1.50

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total capital (to risk weighted assets)	$190,544	10.61%	$143,662	8.00%	$179,577	10.00%
Tier 1 capital (to risk weighted assets)	172,886	9.60	71,831	4.00	107,746	6.00
Tier 1 capital (to adjusted total assets)	172,886	7.14	96,797	4.00	120,996	5.00
Tangible capital (to adjusted total assets)	172,886	7.14	36,299	1.50

The table below presents the actual capitalized levels of the Bank and Northern on a combined basis as of June 30, 2006. The Bank and Northern were merged effective July 25, 2006. As of June 30, 2006, the combined capital levels of the Bank and Northern would be considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)	$245,073	11.16%	$175,621	8.00%	$219,526	10.00%
Tier 1 capital (to risk weighted assets)	223,375	10.18	87,811	4.00	131,716	6.00
Tier 1 capital (to adjusted total assets)	223,375	7.45	119,987	4.00	149,983	5.00
Tangible capital (to adjusted total assets)	223,375	7.45	44,995	1.50

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

CASH

The Bank is required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet reserve requirements under Regulation D of the Federal Reserve System. Cash on hand and in banks includes $2,506 at June 30, 2006, which was required to be on deposit with the Federal Reserve Bank and was not available for other purposes. This amount does not earn interest.

Notes to Consolidated Financial Statements

NOTE 20 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at June 30, 2006 and 2005:

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and due from banks	$72,906	$72,906	$52,549	$52,549
Interest-bearing deposits in other banks	4,605	4,605	—	—
Securities available for sale	302,994	302,994	296,314	296,314
Loans held for sale	154,799	155,071	145,053	145,208
Loans, net	2,328,465	2,315,590	1,812,855	1,851,666
Federal Home Loan Bank stock	32,616	32,616	30,621	30,621
Accrued interest receivable	12,162	12,162	9,283	9,283

Financial Liabilities:
Demand and savings deposits	$(1,119,150)	$(1,119,150)	$(982,951)	$(982,951)
Time deposits	(941,597)	(930,141)	(726,388)	(724,916)
Repurchase agreements	(44,013)	(43,528)	(36,946)	(36,705)
Borrowings	(603,906)	(599,197)	(455,206)	(459,441)
Junior subordinated deferrable interest debentures	(61,857)	(58,094)	(30,929)	(30,919)
Advances by borrowers for taxes and insurance	(3,624)	(3,624)	(4,326)	(4,326)
Accrued interest payable	(3,373)	(3,373)	(2,175)	(2,175)
Derivatives
Commitments to originate loans	(152)	(152)	566	566
Commitments to sell loans and securities	462	462	(502)	(502)

The met hods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale and commitments to purchase/sell/originate loan and mortgage-backed securities is based on market quotes. Fair value of repurchase agreements, borrowings and junior subordinated debentures is based on current rates for similar financing.

Notes to Consolidated Financial Statements

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Place Financial Corp.:

CONDENSED BALANCE SHEETS

As of June 30,	2006	2005
ASSETS
Cash and due from banks	$33,159	$9,480
Securities available for sale	6,894	6,779
Notes receivable from banking subsidiaries	6,076	6,589
Investment in banking subsidiaries	319,448	236,790
Investment in other subsidiaries	9,923	8,397
Other assets	3,426	2,826

Total assets	$378,926	$270,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures owed to unconsolidated subsidiaries	$61,857	$30,929
Accrued expenses and other liabilities	5,495	3,276

Total liabilities	67,352	34,205
Shareholders’ equity	311,574	236,656

Total liabilities and shareholders’ equity	$378,926	$270,861

CONDENSED STATEMENTS OF INCOME

Years ended June 30,	2006	2005	2004
INCOME
Interest income	$943	$1,153	$995
Dividends from subsidiary banks	15,000	10,000	10,000
Income from unconsolidated affiliates	106	54	26
Net gains on sale of securities	—	23	—

Total income	16,049	11,230	11,021

EXPENSES
Interest expense	3,587	1,891	907
Merger related costs	1,347	—	2,045
Other expenses	875	906	479

Total expense	5,809	2,797	3,431

Income before income taxes	10,240	8,433	7,590
Income tax (benefit)	(1,716)	(625)	(917)

Income before undistributed net earnings of subsidiaries	11,956	9,058	8,507
Equity in undistributed net earnings of subsidiaries	11,088	9,880	5,644

Net income	$23,044	$18,938	$14,151

Notes to Consolidated Financial Statements

NOTE 21 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION  (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30,	2006	2005	2004
Cash flows from operating activities
Net income	$23,044	$18,938	$14,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(11,088)	(9,880)	(5,644)
Amortization, net of accretion	67	70	12
Securities gains	—	(23)	—
Change in deferred taxes	(167)	20	679
Change in other assets	(904)	(264)	(2,541)
Change in interest payable	144	—	—
Change in other liabilities	2,200	(501)	458

Net cash from operating activities	13,296	8,360	7,115

Cash flows from investing activities
Proceeds from sales of mortgage-backed securities	—	268	—
Proceeds from maturities of securities	527	218	870
Purchases of securities	(290)	(23)	(51)
Net decrease in loans receivable	—	—	5
Cash paid for Franklin Bancorp, Inc., net of cash acquired	—	—	(40,918)
Cash paid for Northern Savings and Loan Company	(14,010)	—	—
Change in loans to Bank	513	8,334	442

Net cash from investing activities	(13,260)	8,797	(39,652)

Cash flows from financing activities
Purchase of treasury stock	—	(4,284)	(6,815)
Cash dividends paid	(8,165)	(8,101)	(6,916)
Net proceeds from issuance of subordinated debt securities	30,928	—	30,608
Proceeds from stock options exercised	1,164	1,415	1,009
Dividends on unearned ESOP shares	(284)	(315)	(335)

Net cash from financing activities	23,643	(11,285)	17,551

Net change in cash and cash equivalents	23,679	5,872	(14,986)
Cash and cash equivalents at beginning of year	9,480	3,608	18,594

Cash and cash equivalents at end of year	$33,159	$9,480	$3,608

Supplemental noncash disclosures:
Stock portion of acquisition price of Franklin Bancorp, Inc.	—	—	40,765
Stock portion of acquisition price of Northern Savings and Loan Company	58,090	—	—

Notes to Consolidated Financial Statements

NOTE 22 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

	2006	2005	2004
Basic
Net income	$23,044	$18,938	$14,151

Average shares outstanding	15,126,531	15,011,401	13,453,861
Average unearned ESOP shares	(477,269)	(536,621)	(595,952)
Average unearned RRP shares	(84,353)	(87,601)	(120,325)

Weighted average common shares outstanding - basic	14,564,909	14,387,179	12,737,584

Basic earnings per share	$1.58	$1.32	$1.11

Diluted
Net income	$23,044	$18,938	$14,151

Weighted average common shares outstanding - basic	14,564,909	14,387,179	12,737,584
Dilutive effects of assumed exercises of stock options	256,065	235,504	229,793
Dilutive effects of unearned RRP shares	392	336	5,032

Weighted average common shares outstanding - diluted	14,821,366	14,623,019	12,972,409

Diluted earnings per share	$1.55	$1.30	$1.09

Stock options in the amount of 48,689 shares of stock were not considered in computing diluted earnings per share for 2004 because they were antidilutive.

NOTE 23 - TOTAL COMPREHENSIVE INCOME

Total comprehensive income components, net of taxes at June 30 are as follows:

	2006	2005	2004
Net income	$23,044	$18,938	$14,151
Other comprehensive income (loss)
Changes in unrealized gains (losses) on available for sale securities	(4,591)	(1,363)	(7,774)

Less reclassification adjustments for (gains) losses later recognized in income:
Realized losses (gains) on sale of available for sale securities	943	(91)	(480)
Recognition of other-than-temporary impairment	—	5,246	—
Realized losses on termination of interest rate swaps	1,243	2,332	2,577

	(2,405)	6,124	(5,677)
Tax effect	863	(2,144)	1,987
Total other comprehensive income (loss)	(1,542)	3,980	(3,690)

Total comprehensive income	$21,502	$22,918	$10,461

Notes to Consolidated Financial Statements

NOTE 24 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	September 30	December 31		March 31	June 30
2006
Total interest income	$34,791	$36,530		$37,547	$40,185
Total interest expense	15,360	16,878		18,467	19,934

Net interest income	19,431	19,652		19,080	20,251
Provision for loan losses	1,355	1,190		1,013	2,317	(1)

Net interest income after provision for loan losses	18,076	18,462		18,067	17,934
Total noninterest income	6,902	6,807		7,904	7,372
Total noninterest expense	16,066	16,535		16,749	18,800	(2)

Income before income taxes	8,912	8,734		9,222	6,506
Provision for income taxes	2,745	2,688		2,896	2,001

Net income	$6,167	$6,046		$6,326	$4,505

Basic earnings per share	$0.43	$0.42		$0.43	$0.31
Diluted earnings per share	$0.42	$0.41		$0.43	$0.30

2005
Total interest income	$27,831	$29,305		$31,233	$33,133
Total interest expense	11,067	11,796		12,633	13,994

Net interest income	16,764	17,509		18,600	19,139
Provision for loan losses	307	1,371		906	925

Net interest income after provision for loan losses	16,457	16,138		17,694	18,214
Total noninterest income	5,312	1,095	(3)	7,400	6,072
Total noninterest expense	14,843	14,919		15,749	16,035

Income before income taxes	6,926	2,314		9,345	8,251
Provision for income taxes	2,169	678		2,755	2,296

Net income	$4,757	$1,636		$6,590	$5,955

Basic earnings per share	$0.33	$0.11		$0.46	$0.41
Diluted earnings per share	$0.33	$0.11		$0.45	$0.41

(1)	Includes $631 provision for loan losses to reflect a change in the approach to managing credit issues at Northern after the acquisition and to conform Northern’s practices to those that the Bank uses.
(2)	Includes $2,173 of merger expenses related to the Northern acquisition completed June 27, 2006.
(3)	Includes charge of $5,246 for other-than-temporary impairment of securities.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this form 10-K for the period ended June 30, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

August 25, 2006

The management of First Place Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2006.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. This assessment excluded internal control over financial reporting for The Northern Savings & Loan Company of Elyria, Ohio as allowed by the SEC for current year acquisitions. The Northern Savings & Loan Company was acquired on June 27, 2006 and represented 11.5% of assets at June 30, 2006 and 1.5% of net income for fiscal year ending June 30, 2006.

The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Steven R. Lewis	Paul S. Musgrove
President and Chief Executive Officer	Corporate Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Place Financial Corp. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Place Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the bank acquired in June 2006 (The Northern Savings & Loan Company of Elyria, Ohio) from the scope of Management’s Report on Internal Control Over Financial Reporting. As such, this entity has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, management’s assessment that First Place Financial Corp. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, First Place Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 of First Place Financial Corp. and our report dated August 25, 2006, expressed an unqualified opinion on the consolidated financial statements.

Crowe Chizek and Company LLC

Cleveland, Ohio

August 25, 2006

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company and First Place Bank

Information concerning Directors and Executive Officers who are not Directors of the Company and First Place Bank is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Information concerning Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics, as amended, is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year.

Equity Compensation Plan Information

The following table sets forth information regarding the securities authorized for issuance under equity compensation plans as of June 30, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	764,084	$13.47	1,083,241
Equity compensation plans not approved by shareholders	—	—	—

Total	764,084	$13.47	1,083,241

Item 13. Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year end.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated herein by reference from the proxy statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company’s fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below.

Document	Item
Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition as of June 30, 2006 and 2005	Item 8
Consolidated Statements of Income for Years Ended June 30, 2006, 2005 and 2004	Item 8
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2006, 2005 and 2004	Item 8
Consolidated Statements of Cash Flows for Years Ended June 30, 2006, 2005 and 2004	Item 8
Notes to Consolidated Financial Statements	Item 8

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Agreement and Plan of Merger, dated as of January 27, 2006, by and among First Place Financial Corp., First Place Bank, First Place Interim Bank and The Northern Savings & Loan Company	(i)

3.1	First Place Financial Corp. Certificate of Incorporation	(ii)

3.2	First Place Financial Corp. Bylaws	3.2

4	Specimen First Place Financial Corp. common stock certificate	(ii)

10.1	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iv)

10.2	Employment Contract between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iv)

10.3	Employment Contract between First Place Bank and Paul S. Musgrove, Corporate Executive Vice President, Chief Financial Officer and Treasurer	(v)

10.4	Employment Contract between First Place Bank and Neal Hubbard, Senior Vice President – Bank Operations	(vii)

10.5	Form of change in control and severance agreement	10.5

10.6	First Place Financial Corp. 1999 Incentive Plan	(iii)

10.7	First Place Financial Corp. 2004 Incentive Plan	(vi)

14	Code of Ethics	14

21	Subsidiaries of Registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Rule 13a–14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a–14(a) Certification of Chief Financial Officer	31.2

32.1	Section 1350 Certification of Chief Executive Officer	32.1

32.2	Section 1350 Certification of Chief Financial Officer	32.2

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated January 30, 2006 and as amended and included as Annex I in the Company’s Form S-4/A dated April 26, 2006 and incorporated by reference herein.
(ii)	Filed as exhibits to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(iii)	Filed as Appendix A to the Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.
(iv)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 10, 2004 and incorporated by reference herein.
(v)	Filed as an exhibit to Form 8-K dated September 7, 2005 and incorporated by reference herein.
(vi)	Filed as Appendix A to the Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.
(vii)	Filed as an exhibit to Form 8-K dated June 28, 2006 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date: September 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date: September 8, 2006

/s/ Paul S. Musgrove
Paul S. Musgrove
Chief Financial Officer
Date: September 8, 2006

/s/ A Gary Bitonte
A. Gary Bitonte
Director
Date: September 8, 2006

/s/ Donald Cagigas
Donald Cagigas
Director
Date: September 8, 2006

/s/ Marie Izzo Cartwright
Marie Izzo Cartwright
Director
Date: September 8, 2006

/s/ Robert P. Grace
Robert P. Grace
Director
Date: September 8, 2006

/s/ Thomas M. Humphries
Thomas M. Humphries
Director
Date: September 8, 2006

/s/ Earl T. Kissell
Earl T. Kissell
Director
Date: September 8, 2006

/s/ Jeffrey B. Ohlemacher
Director
Date: September 8, 2006

/s/ E. Jeffrey Rossi
E. Jeffrey Rossi
Director
Date: September 8, 2006

/s/ Samuel A. Roth
Samuel A. Roth
Chairman of the Board
Date: September 8, 2006

/s/ William A. Russell
William A. Russell
Director
Date: September 8, 2006

/s/ Ronald P. Volpe
Ronald P. Volpe
Director
Date: September 8, 2006

/s/ Robert L. Wagmiller
Robert L. Wagmiller
Director
Date: September 8, 2006