Form 10-Q
period 2006-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2006-11-08
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

17,461,585 shares of common stock as of October 31, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2006	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$73,736	$72,906
Interest-bearing deposits in other banks	79	4,605
Securities available for sale	271,506	302,994
Loans held for sale	76,541	154,799
Loans:
Mortgage and construction	1,112,827	1,123,911
Commercial	887,183	856,129
Consumer	360,157	370,744

Total loans	2,360,167	2,350,784
Less allowance for loan losses	22,819	22,319

Loans, net	2,337,348	2,328,465
Federal Home Loan Bank stock	32,946	32,616
Premises and equipment, net	37,498	35,485
Goodwill	88,046	88,009
Core deposit and other intangibles	16,323	17,405
Other assets	78,209	75,926

Total assets	$3,012,232	$3,113,210

LIABILITIES
Deposits:
Noninterest-bearing checking	$214,067	$224,738
Interest-bearing checking	136,063	140,752
Savings	274,547	242,178
Money market	465,898	511,482
Certificates of deposit	986,350	941,597

Total deposits	2,076,925	2,060,747
Short-term borrowings	269,858	384,187
Long-term borrowings	310,165	325,589
Other liabilities	36,228	31,113

Total liabilities	2,693,176	2,801,636

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized,
18,114,673 shares issued	181	181
Additional paid-in capital	214,509	214,243
Retained earnings	121,302	116,757
Unearned employee stock ownership plan shares	(4,303)	(4,452)
Treasury stock, at cost: 658,438 shares at September 30, 2006 and 681,228 shares at June 30, 2006	(9,766)	(10,096)
Accumulated other comprehensive loss, net	(2,867)	(5,059)

Total shareholders’ equity	319,056	311,574

Total liabilities and shareholders’ equity	$3,012,232	$3,113,210

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2006	2005
INTEREST INCOME
Loans, including fees	$42,823	$31,450
Securities and interest-bearing deposits
Taxable	3,243	2,936
Tax-exempt	688	405

TOTAL INTEREST INCOME	46,754	34,791

INTEREST EXPENSE
Deposits	16,210	9,818
Short-term borrowings	4,487	2,325
Long-term borrowings	3,325	3,217

TOTAL INTEREST EXPENSE	24,022	15,360

NET INTEREST INCOME	22,732	19,431
PROVISION FOR LOAN LOSSES	1,380	1,355

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,352	18,076
NONINTEREST INCOME

Service charges and fees on deposit accounts	1,547	1,368
Net gains on sale of securities	82	—
Net gains on sale of loans	2,107	1,883
Loan servicing income	223	166
Other income - bank	1,895	1,769
Other income - nonbank subsidiaries	2,054	1,716

TOTAL NONINTEREST INCOME	7,908	6,902

NONINTEREST EXPENSE
Salaries and employee benefits	9,749	7,796
Occupancy and equipment	2,881	2,418
Professional fees	672	818
Loan expenses	783	655
Marketing	630	624
Franchise taxes	160	91
Amortization of intangible assets	1,082	944
Other	2,976	2,720

TOTAL NONINTEREST EXPENSE	18,933	16,066

INCOME BEFORE INCOME TAXES	10,327	8,912
Provision for income tax	3,325	2,745

NET INCOME	$7,002	$6,167

Basic earnings per share	$0.41	$0.43

Diluted earnings per share	$0.41	$0.42

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2006	2005
Balance at beginning of period	$311,574	$236,656
Comprehensive income:
Net income	7,002	6,167
Loss on termination of interest rate swaps reclassified into income, net of tax	156	335
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	2,036	(760)

Total comprehensive income	9,194	5,742
Cash dividends declared and paid	(2,457)	(2,038)
Commitment to release employee stock ownership plan shares	344	324
Commitment to release recognition and retention plan shares	17	12
Stock options exercised	287	628
Tax benefit related to exercise of stock options	42	119
Issuance of stock option recognized	55	26

Balance at end of period	$319,056	$241,469

Cash dividends declared and paid per share	$0.14	$0.14

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net cash from operating activities	$88,937	$4,315

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	17,146	—
Proceeds from maturities, calls and principal paydowns	17,283	24,191
Purchases	(1,707)	(23,828)
Net change in interest-bearing deposits in other banks	4,526	—
Net change in loans	(7,994)	(43,074)
Proceeds from sale of loans	254	—
Premises and equipment expenditures, net	(2,788)	(1,756)
Investment in nonbank affiliates	(37)	(96)

Net cash from investing activities	26,683	(44,563)

Cash flows from financing activities:
Net change in deposits	16,178	45,566
Net change in short-term borrowings	(114,329)	(4,741)
Repayment of long-term borrowings	(29,543)	(18,004)
Proceeds from long-term borrowings	15,032	—
Net proceeds from issuance of subordinated debt securities	—	30,928
Cash dividends paid	(2,457)	(2,038)
Proceeds from stock options exercised	287	628
Tax benefit from stock options exercised	42	119

Net cash from financing activities	(114,790)	52,458

Net change in cash and cash equivalents	830	12,210

Cash and cash equivalents at beginning of period	72,906	52,549

Cash and cash equivalents at end of period	$73,736	$64,759

Supplemental cash flow information:
Cash payments of interest expense	$23,904	$14,278
Cash payments of income taxes	$—	$500
Supplemental non-cash disclosures:
Loans securitized	$3,532	$44,282
Transfer of loans from held-for-sale to portfolio	$3,729	$7,018
Transfer of loans to other real estate	$1,191	$445
Transfer from long-term to short-term borrowings	$7,500	$8,250

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands, except per share data.)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in First Place Financial Corp.’s Annual Report on Form 10-K for the year ended June 30, 2006. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank, The Northern Savings & Loan Company (Northern) and First Place Holdings, Inc. (Holdings). Northern and First Place Bank merged into a single federal savings association, effective July 25, 2006, with the resulting institution having the name First Place Bank. Subsidiaries of Holdings include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in connection with the consolidation.

Use of Estimates. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, useful life and impairment of premises and equipment, the carrying value of goodwill and the amortization and valuation of mortgage servicing assets. Actual results could differ from those estimates.

Business Segments. While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Reclassifications. Certain items in the prior year financial statements were reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

(Dollars in thousands, except per share data.)

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. It is effective for fiscal years beginning after December 15, 2005 and applies to the Company effective July 1, 2006. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February, 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement will be effective July 1, 2007. The adoption of this pronouncement is not expected to have a material impact on the Company’s consolidated financial statements.

In March, 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability. This statement will be effective July 1, 2007. If the company adopts this pronouncement and elects to account for all servicing assets and liabilities according to the amortization method, it would not change the current treatment of accounting for servicing rights and therefore would have no impact on the consolidated financial statements. At the present time, the Company has not determined if it would apply the fair value method of accounting and what impact the fair value method of accounting would have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective July 1, 2007. The Company has not completed its evaluation of the impact of the adoption of FIN 48.

In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007 and will apply to the Company effective July 1, 2008 unless the Company elects early adoption in which case it would be effective July 1, 2007. At the present time, the Company has not determined if it will elect early adoption, if it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 123(R). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. It is effective as of the end of the fiscal year ending after December 15, 2006 and will apply to the Company effective July 1, 2007. The adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3. Business Combinations

(Dollars in thousands, except per share data.)

On June 27, 2006, the Company completed the acquisition of Northern. On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger, Northern had total assets of approximately $360,000. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. The banking offices that were part of Northern will continue to operate as the Northern Savings Division of First Place Bank until the first quarter of calendar 2007 when the data processing systems and signage will be converted to the name First Place Bank.

4. Mortgage Servicing Assets

(Dollars in thousands, except per share data.)

Following is a summary of mortgage servicing assets:

	Three months ended September 30,
	2006	2005
Servicing rights:
Beginning of period	$16,167	$21,013
Additions	3,626	3,604
(Increase) decrease in valuation allowance	20	247
Amortized to expense	(931)	(1,614)

End of period	$18,882	$23,250

The fair value of mortgage servicing assets was $20,317 at September 30, 2006 and $19,986 at June 30, 2006. Noninterest-bearing deposits included $13,489 and $16,528 of custodial account deposits related to loans serviced for others as of September 30, 2006 and June 30, 2006, respectively.

5. Short-term and Long-term Borrowings

(Dollars in thousands, except per share data.)

	September 30, 2006	June 30, 2006
Short-term borrowings:
Federal Home Loan Bank advances	$235,325	$354,674
Securities sold under agreement to repurchase	34,533	29,513

Total	$269,858	$384,187

Long-term borrowings:
Federal Home Loan Bank advances	$231,308	$249,232
Securities sold under agreement to repurchase	17,000	14,500
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$310,165	$325,589

6. Stock Compensation Plans

(Dollars in thousands, except per share data.)

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Three months ended September 30, 2006		Three months ended September 30, 2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Stock options outstanding, beginning of period	764,084	$13.47	859,554	$13.28
Forfeited	—	—	—	—
Exercised	(22,790)	$12.91	(51,435)	$12.22
Granted	92,014	$21.86	2,000	$20.98

Stock options outstanding, end of period	833,308	$14.42	810,119	$13.37

Stock options exercisable, end of period	676,293	$12.95	719,336	$12.64

The aggregate intrinsic value of all stock options outstanding at September 30, 2006 was $6,845. The aggregate intrinsic value of all stock options that were exercisable at September 30, 2006 was $6,546.

	Total unvested stock options
	Three months ended September 30, 2006		Three months ended September 30, 2005
	Shares	Weighted Average Per Share Value	Shares	Weighted Average Per Share Value
Unvested stock options, beginning of period	84,783	$4.44	137,163	$4.04
Vested	(19,782)	$2.74	(48,380)	$3.27
Granted	92,014	$5.46	2,000	$4.51

Unvested stock options, end of period	157,015	$5.25	90,783	$4.46

Proceeds, related tax benefits realized from options exercised and intrinsic value of stock options exercised were as follows:

	Three months ended September 30,
	2006	2005
Proceeds of stock options exercised	$287	$628
Related tax benefit recognized	$42	$119
Intrinsic value of stock options exercised	$241	$461

Stock options outstanding at September 30, 2006 were as follows:

	Outstanding		Exercisable
	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price Per Share
$9.54-$12.00	90,415	3.8	90,415	$11.09
$12.01-$14.00	503,081	2.7	503,081	$12.33
$14.01-$20.98	147,798	6.9	82,797	$18.72
$20.99-$21.86	92,014	9.9	—	$—

Outstanding at period end	833,308	4.4	676,293	$12.95

The fair value of stock options granted during the three months ended September 30, 2006 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.88%
Expected average life (in years)	6.00
Expected volatility	24.50%
Expected dividend yield	2.56%

Recognition and Retention Plan

Activity in issued but unvested stock grants during the three months ended September 30, 2006 was as follows:

	Shares	Weighted Average Per Share Value
Issued and unvested as of June 30, 2006	1,855	$19.42
Shares granted during the period	11,232	21.86
Shares vested during the period	(45)	$19.58

Issued and unvested as of September 30, 2006	13,042	$21.52

The intrinsic value of unvested stock grants at September 30, 2006 was $295.

Compensation costs for all share-based plans were as follows:

	Three months ended September 30,
	2006		2005
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation cost recognized in income	$55	$17	$26	$12
Related tax benefit recognized	$—	$6	$2	$4

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
Remainder of 2007	$164	$49	$213
2008	219	65	284
2009	176	65	241
2010	138	62	200

Total	$697	$241	$938

Weighted average life in years 2.2

7. Commitments, Contingencies and Guarantees

(Dollars in thousands, except per share data.)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit, recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of September 30, 2006 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$299,078	$(292)
Standby letters of credit	1,407	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	$191,063
Commitments to originate or purchase loans	185,325
Commitments to sell loans	6,132
Unused lines of credit	244,762
Commercial letters of credit	60,463

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

8. Earnings per Share

(Dollars in thousands, except per share data.)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended September 30,
	2006	2005
Basic earnings per share computation:
Net Income	$7,002	$6,167

Gross weighted average shares outstanding	17,443,367	15,058,166
Less: Average unearned ESOP shares	(440,113)	(499,465)
Less: Average unearned RRP shares	(82,434)	(85,417)

Net weighted average shares outstanding	16,920,820	14,473,284

Basic earnings per share	$0.41	$0.43

Diluted earnings per share computation:
Net Income	$7,002	$6,167

Weighted average shares outstanding for basic earnings per share	16,920,820	14,473,284
Add: Dilutive effects of assumed exercises of stock options	240,309	236,097
Add: Dilutive effects of unearned
Recognition and Retention Plan shares	1,488	341

Weighted average shares and potentially dilutive shares	17,162,617	14,709,722

Diluted earnings per share	$0.41	$0.42

There were no stock options that were antidilutive for the three month period ending September 30, 2006 and for the three month period ending September 30, 2005. Therefore, all stock options were considered in computing diluted earnings per share.

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

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern). On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. The banking offices that were part of Northern will continue to operate as the Northern Savings Division of First Place Bank until the first quarter of calendar 2007 when the data processing systems and signage will be converted to the name First Place Bank. Management believes that this acquisition will represent a significant step in the Company’s strategic vision to expand the franchise across Ohio. It is a natural progression west from several Cleveland markets where the Company has experienced exceptional historical growth and it fills in some of the areas between the Mahoning Valley in Ohio and its operations in Southern Michigan.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of September 30, 2006, the Company had $3.0 billion in assets and was the largest publicly traded thrift institution in Ohio.

Strategic Plan. The Company seeks to grow assets and fees in order to grow net income. Currently, the Company seeks to grow by increasing market share in current markets, expanding into new markets in the Midwest by opening de novo banking offices and new loan production offices as well as through acquisitions of other financial institutions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be efficiently integrated into current operations and the degree to which they are accretive to earnings, initially and over time.

The Company provides a return to its shareholders by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The Company’s goal of achieving high levels of profitability on a consistent basis is balanced with what Management believes are acceptable levels of risk in each area. The Company uses certain financial ratios and other financial measures to monitor profitability and to monitor the levels of risk.

Results of Operations

Comparison of the Three Months Ended September 30, 2006 and 2005

Selected Financial Ratios and Other Measures

(Dollars in thousands)

	Three Months Ended September 30,		Increase (Decrease)
	2006	2005	Amount	Percent
Total assets	$3,012,232	$2,560,292	$451,940	17.7%
Net income	$7,002	$6,167	$835	13.5%
Diluted earnings per share	$0.41	$0.42	$(0.01)	(2.4)%
Return on average equity	8.78%	10.23%		(1.45)%
Return on average assets	0.90%	0.96%		(0.06)%
Net interest margin	3.24%	3.35%		(0.09)%
Efficiency ratio	61.08%	60.51%		0.57%
Noninterest expense as a percent of average assets	2.42%	2.51%		(0.09)%
Non-performing assets to total assets	0.87%	0.72%		0.15%
Tangible equity to tangible assets	7.38%	6.90%		0.48%

Summary. Net income of $7.0 million for the quarter ended September 30, 2006 was an increase of $0.8 million or 13.5% from net income of $6.2 million for the quarter ended September 30, 2005. Diluted earnings per share were $0.41 for the quarter compared with $0.42 for the prior-year period, a decrease of 2.4%. Return on average equity for the current quarter was 8.78% compared with 10.23% for the same quarter in the prior year. Total assets increased $452 million to $3.012 billion at September 30, 2006 from $2.560 billion at September 30, 2005. The increase in total assets and net income were primarily due to the acquisition of Northern. Earnings per share decreased because the Company issued approximately 2.3 million shares of common stock as part of the consideration paid to acquire Northern. The increase in net income was primarily due to increases of $3.3 million in net interest income, $0.2 million in net gain on sale of loans and $0.3 million in other income – non-bank subsidiaries, partially offset by an increase of $2.8 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a decline in the net interest margin. The increase in noninterest expense was primarily caused by an increase in salaries and employee benefits due to additional compensation and benefit costs of the new banking offices in Lorain County acquired in the acquisition of Northern. Even though non-interest expense increased, the ratio of noninterest expense to average assets decreased to 2.42% for the current quarter compared with 2.51% for the prior year quarter. Non-performing assets as a percent of total assets increased to 0.87% from 0.72% a year earlier.

Net Interest Income. Net interest income for the quarter ended September 30, 2006, totaled $22.7 million, an increase of $3.3 million or 17.0% from $19.4 million for the quarter ended September 30, 2005. The increase in net interest income resulted from an increase of $508 million or 21.7% in average interest-earning assets compared to the same quarter a year ago, partially offset by a decline in the net interest margin to 3.24%, down from 3.35% in the prior year quarter. Net interest margin in the current quarter benefited from the recognition of $0.9 million which represented the unamortized balance of a purchase accounting premium on a Federal Home Loan Bank advance that was called. In spite of this benefit, net interest margin decreased as liability costs grew faster than asset yields. This decrease was due to the inversion of the yield curve from a positive slope during the first quarter of fiscal 2006 to a slight negative slope during the first quarter of fiscal 2007.

The average yield on interest-earning assets was 6.60% for the quarter ended September 30, 2006, an increase of 63 basis points from 5.97% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on interest-earning assets. The average rate paid on interest-bearing liabilities was 3.81% for the quarter ended September 30, 2006 compared to 3.01% for the prior year quarter, an increase of 80 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts, partially offset by a decrease in the rate paid on long-term borrowings. In addition, the mix of deposits changed to include relatively less savings and money markets and relatively more certificate of deposit accounts, which contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,540,589	$42,864	6.75%	$2,021,363	31,482	6.23%
Securities and interest-bearing deposits	280,583	3,784	5.40%	293,378	3,160	4.31%
Federal Home Loan Bank stock	32,527	463	5.70%	30,624	368	4.82%

Total interest-earning assets	2,853,699	47,111	6.60%	2,345,365	35,010	5.97%
Noninterest-earning assets
Cash and due from banks	61,052			51,078
Allowance for loan losses	(22,561)			(18,728)
Other assets	205,667			159,004

Total assets	$3,097,857			$2,536,719

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$137,863	168	0.48%	$116,071	137	0.47%
Savings and money market accounts	743,569	5,133	2.74%	646,126	3,185	1.96%
Certificates of deposit	954,031	10,909	4.54%	742,802	6,496	3.47%

Total deposits	1,835,463	16,210	3.50%	1,504,999	9,818	2.59%
Borrowings
Short-term	351,847	4,487	5.06%	270,658	2,325	3.41%
Long-term	313,163	3,325	4.21%	252,126	3,217	5.06%

Total interest-bearing liabilities	2,500,473	24,022	3.81%	2,027,783	15,360	3.01%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	228,074			232,769
Other liabilities	52,855			36,985

Total liabilities	2,781,402			2,297,537
Shareholders’ equity	316,455			239,182

Total liabilities and shareholders equity	$3,097,857			$2,536,719

Fully tax-equivalent net interest income		23,089			19,650
Interest rate spread			2.79%			2.96%
Net interest margin			3.24%			3.35%
Average interest-earning assets to average interest-bearing liabilities			114.13%			115.66%
Tax-equivalent adjustment		357			219

Net interest income		$22,732			$19,431

Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarters ended September 30, 2006 and September 30, 2005. Non-performing loans were $22.3 million at September 30, 2006 compared with $15.3 million at September 30, 2005. Net charge-offs for the quarter ended September 30, 2006 were $0.9 million compared with $0.4 million for the quarter ended September 30, 2005. Total loans were $2.360 billion at September 30, 2006 compared with $1.880 billion at September 30, 2005. The amount of the provision in the current quarter compared with the prior year quarter is consistent with the increase total loans and in non-performing loans.

Noninterest Income. Noninterest income totaled $7.9 million for the quarter ended September 30, 2006, an increase of $1.0 million or 14.6% from $6.9 million in the prior year quarter. The increase in noninterest income was due to increases in service charges, net gains on sale of loans, and other income – nonbank.

Service charges increased $0.2 million for the quarter ended September 30, 2006, as compared with the same period in the prior year. The increase was due to additional deposit accounts from the Northern acquisition. The growth in non-bank income was due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates.

Net gain on the sale of loans for the three months ended September 30, 2006, was $2.1 million compared with $1.9 million for the three months ended September 30, 2005. The gain on sale of loans remained constant as the volume of loans sold during the current quarter was $320 million compared with $321 million in the prior year quarter. The Company’s normal volume of loan sales was supplemented this quarter by $98 million of loans that were classified as held for sale when they were acquired as part of the Northern acquisition. While those loans would have provided additional current income, they were all fixed rate loans and holding them would have increased the Company’s exposure to declining net interest income if interest rates remained at current levels or increased. Therefore, the Company elected to sell the loans to maintain an interest rate risk profile near the level it stood prior to the Northern acquisition. The Company realized $1.5 million on the sale of the $98 million in loans acquired through the Northern acquisition and held for sale. The remaining gains on sale of loans from current activity were $0.6 million on sales of $222 million of loans. This represents a significant decline in volume and margin from the same quarter in the prior year. The decline in volume was due to a decline in the market for mortgage loans due to an increase in short-term and long-term interest rates from the prior year quarter. The decline in the margin from the prior year resulted from losses on derivatives used to hedge the value of mortgage loans during the current quarter which were not offset by increases in the value of loans held for sale since those loans remain on the books at historical cost.

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

	Three months ended September 30,
	2006	2005
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$203	$(81)
Change in impairment	20	247

Total loan servicing income	$223	$166

The increase in total loan servicing income in the current quarter compared to the prior year quarter was primarily due to an increase in net loan servicing revenue for the current quarter. This increase was partially offset by a smaller reduction of impairment charges in the current year quarter compared to the prior year quarter.

The process used to arrive at the estimated aggregate fair value of the Company’s loan servicing rights is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. While the Company obtains an outside independent expert evaluation of loan servicing rights each quarter, in order to make the process as accurate as possible, the process is still driven by assumptions about future market activity. Market interest rates are an external factor that has a material influence on this valuation process because interest rates influence prepayment speeds and targeted investor yield.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold approximately 43% of its loan servicing rights during March 2006. Management plans to consider additional sales of loan servicing rights in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of these servicing rights.

Noninterest Expense. Noninterest expense increased $2.9 million or 17.8% to $18.9 million for the three months ended September 30, 2006, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.42% for the quarter ended September 30, 2006 compared to 2.51% for the prior year quarter. The efficiency ratio for the three months ended September 30, 2006, was 61.1% compared with 60.5% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and in occupancy and equipment. Salaries and employee benefits increased $1.9 million or 25.1% in the current quarter compared to the same quarter in the prior year. Occupancy and equipment increased $0.5 million or 19.1% in the current quarter compared to the same quarter in the prior year. The primary reason for the increases were the addition of compensation, benefits, intangible amortization and occupancy costs of the new banking offices in Lorain County acquired in the acquisition of Northern. In order to ensure a smooth transition for Northern customers the Company has scheduled the conversion of the core processing systems at the Northern offices for the third quarter of fiscal 2007. While this will delay some of the cost savings anticipated as part of the acquisition until the fourth quarter of fiscal 2007, the Company believes that the timing of the conversion represents the best solution for delivering high quality service to Lorain County customers.

Income Taxes. Income tax expense was $3.3 million for the three months ended September 30, 2006, compared with $2.7 million for the prior year period. The effective tax rate was 32.2% for the three months ended September 30, 2006 compared with 30.8% for the same period in the prior year.

Financial Condition

General. Assets totaled $3.012 billion at September 30, 2006, a decrease of $101 million or 3.2% from June 30, 2006. This decrease was primarily due to the Company’s sale of $98 million in loans held for sale and $17 million in securities available for sale that were existing assets of Northern as of the acquisition date. All of these assets were fixed rate assets and were sold primarily to achieve management’s interest rate risk objectives. Capital ratios increased with the ratio of equity to total assets at September 30, 2006 of 10.59% as compared with 10.01% at June 30, 2006.

Securities. Securities available for sale totaled $272 million at September 30, 2006, compared to $303 million at June 30, 2006, a decrease of $31 million or 10.2%. During the first quarter of 2007, the Company continued an investment portfolio restructuring program, which resulted in the sale of $17 million of securities that were existing assets of Northern as of the acquisition date. Funds from the sale of securities available for sale were used to reduce overnight borrowings at the Federal Home Loan Bank in order to counteract the impact of the current inverted yield curve.

Loans Held for Sale. Loans held for sale totaled $77 million at September 30, 2006, compared to $155 million at June 30, 2006, a decrease of $78 million or 50.3%. The decrease was due to the Company’s sale of $98 million in loans held for sale that were existing assets of Northern as of the acquisition date and a continued slowdown in mortgage banking activity. Funds from the sale of loans held for sale were used to reduce overnight borrowings at the Federal Home Loan Bank.

Loans. The loan portfolio totaled $2.360 billion at September 30, 2006, an increase of $9 million, or 0.1% from $2.351 billion at June 30, 2006. The increase in the loan portfolio was due to an increase of $31 million, 14.5% annualized, in commercial loans, offset by decreases of $11 million in mortgage and construction loans and $11 million in consumer loans. At September 30, 2006, commercial loans accounted for 37.6% of the loan portfolio, which is up from 36.4% at June 30, 2006.

	As of September 30, 2006		As of June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,112,827	47.2%	$1,123,911	47.8%
Commercial	887,183	37.6%	856,129	36.4%
Consumer	360,157	15.2%	370,744	15.8%

Total loans	$2,360,167	100.0%	$2,350,784	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	9/30/06	6/30/06	3/31/06	12/31/05	9/30/05
Non-performing assets	$26,184	$20,695	$19,940	$16,294	$18,443
Non-performing assets as a % of total assets	0.87%	0.66%	0.75%	0.62%	0.72%
Non-performing loans	$22,284	$16,771	$16,117	$13,419	$15,326
Non-performing loans as a % of total loans	0.94%	0.71%	0.78%	0.67%	0.82%
Delinquent loans	$35,687	$26,537	$23,673	$27,837	$24,795
Delinquent loans as a % of total loans	1.51%	1.13%	1.15%	1.39%	1.32%
Allowance for loan losses	$22,819	$22,319	$20,170	$19,617	$19,194
Allowance for loan losses as a % of loans	0.97%	0.95%	0.98%	0.98%	1.02%
Allowance for loan losses as a % of non-performing loans	102.40%	133.08%	125.15%	146.19%	125.24%

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

Non-performing assets at September 30, 2006, were $26.2 million or 0.87% of total assets, up $5.5 million from $20.7 million or 0.66% of total assets at June 30, 2006. The change in non-performing assets was primarily related to the increase in non-performing loans. Non-performing loans were $22.3 million at September 30, 2006, up $5.5 million from $16.8 million at June 30, 2006. Nonperforming mortgage and construction loans increased $4.0 million during the quarter accounting for the majority of the increase. Mortgage and construction loans are generally well secured and if these loans do default, the actual losses are often only a fraction of the total loan amount. Delinquent loans were $35.7 million and $26.5 million at September 30, 2006 and June 30, 2006, respectively. The allowance for loan losses increased during the quarter to $22.8 million at September 30, 2006, up $0.5 million from $22.3 million at June 30, 2006. The ratio for the allowance for loan losses as a percent of total loans was 0.97% as of September 30, 2006 and 0.95% as of June 30, 2006. The increase in the provision and the allowance over prior periods are consistent with increases in nonperforming loans. It is important to note that more than 50% of non-performing loans are secured by 1-4 family residences, and the majority of the remaining loans are secured by commercial real estate. As a result, if the borrower ultimately defaults on the loan, the Company is often able to recover a substantial portion of the loan balance through the sale of the related real estate.

Other Assets. Other assets increased $2 million to $78 million at September 30, 2006, compared with $76 million at June 30, 2006. One of the components of other assets is loan servicing rights. Loan servicing rights increased $2.7 million to $18.9 million from $16.2 million as of September 30, 2006 and June 30, 2006, respectively. The Company has an equity investment in a low-income housing project of $0.6 million that is also included in other assets. During September, 2006, the investment was restructured and recapitalized by another financial institution. As a result, the investment is considered realizable and has been removed from classification as special mention.

Deposits. Deposits increased $16 million, or 0.1% during the first three months of fiscal 2007 and totaled $2.077 billion at September 30, 2006, compared to $2.061 billion at June 30, 2006. This increase was composed of an increase of $36 million in retail deposits, offset by a decrease of $20 million of brokered certificates of deposit. The Company has chosen not to renew brokered deposits due to the success of the branches in raising retail deposits. At September 30, 2006, the Company had $58 million in brokered deposits compared to $78 million at June 30, 2006. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings. During the first quarter of fiscal year 2007, long-term borrowings showed a net decrease of $13 million as a result of a net decrease of $8 million in long-term borrowings and an $8 million reclassification of borrowings from long-term to short-term, partially offset by an increase of $3 million in long-term securities sold under agreements to repurchase. The Company borrowed $5 million in the form of a long-term fixed-rate advance from the Federal Home Loan Bank with an original maturity of thirty-six months at a rate of 5.25%. The Company also sold $10 million in securities under agreements to repurchase with original maturity dates through May, 2010 at a rate of 4.19%. During the first quarter of fiscal year 2007, short-term borrowings showed a net decrease of $116 million consisting of a decrease of $129 million in short-term borrowings, partially offset by an increase of $5 million in short-term securities sold under agreements to repurchase and an $8 million reclassification of borrowings from long-term to short-term. At September 30, 2006, $240 million of the $275 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The rate on the daily borrowings generally approximates the Federal Funds rate. At the end of September 2006, the rate was approximately 5.25%, up 25 basis points from June 30, 2006, due to a 25 basis point rate increase in the discount rate by the Federal Reserve Board. If the Federal Reserve Board increases the discount rate over the remainder of the fiscal year, overnight borrowing costs would increase immediately. However, the impact on net interest income would be mitigated by increases the Company would anticipate on loans in the portfolio that are indexed to the prime rate. The Company presently has $493 million of loans that are indexed to the prime rate that re-price at least monthly compared to $240 million of overnight borrowings.

Capital Resources. Total shareholders’ equity increased $7.5 million, or 2.4% during the three months ended September 30, 2006, and totaled $319 million. The primary components of the increase in shareholders’ equity were net income of $7.0 million and a $2.0 million increase from the change in unrealized gain on available for sale securities. These increases were offset by dividends declared on the Company’s common stock totaling $2.5 million. During March 2006, the Company’s board of directors authorized the purchase of up to 500,000 shares of issued and outstanding stock over the following 12 month period. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. There were no repurchases of common stock during the first three months of fiscal year 2007.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of First Place Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at September 30, 2006 follows:

	Actual ratio	Well- capitalized ratio
Total capital to risk-weighted assets	11.62%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.58%	6.00%
Tier 1 (core) capital to adjusted total assets	8.02%	5.00%

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within First Place Banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses and the valuation of the mortgage servicing rights. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the audit committee of the board of directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

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

At September 30, 2006, the Company had $148 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $178 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $10 million on an unsecured commercial bank line of credit. This is compared to $167 million of cash and unpledged securities, Federal Home Loan Bank availability of $131 million and $10 million of availability in an unsecured commercial bank line of credit at June 30, 2006. Potential cash available as measured by liquid assets and borrowing capacity has increased $28 million through September 30, 2006 due to the sale of loans and of securities acquired as part of the Northern acquisition and sold during the current quarter, partially offset by growth in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from First Place Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At September 30, 2006, the holding company had cash and unpledged securities of $33 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, First Place Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as First Place Bank would remain well capitalized. At the present time, First Place Bank could pay approximately $19 million of dividends without OTS approval. Future dividend payments by First Place Bank beyond the $19 million currently available would be based upon future earnings or the approval of the OTS.

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

Basis point change in rates	NPV ratio September 30, 2006	NPV ratio June 30, 2006
Up 200	9.02%	8.57%
Up 100	10.29%	10.09%
No change	11.31%	11.24%
Down 100	12.05%	12.12%
Down 200	12.67%	12.85%

The NPV projections indicate that the Company has experienced small decreases in its exposure to rising interest rates and in its potential benefit from falling interest rates during the three months ended September 30, 2006. The NPV ratio for no change in rates has increased 7 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and non-financial information required to be disclosed by the Company in the reports that it files or submits under the

Securities Exchange Act of 1934, including this Form 10-Q for the period ended September 30, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor First Place Bank is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company and First Place Bank.

Item 1A. Risk Factors

There were no material changes from the risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2006, the Company’s board of directors publicly announced that it had approved a new buy-back program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. There were no repurchases of common stock during the three months ended September 30, 2006. There are 500,000 shares remaining that may be repurchased under the March 2006 authorization. The authorization is in force through March 21, 2007.

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

FIRST PLACE FINANCIAL CORP.

Date: November 7, 2006	/s/ Steven R. Lewis	/s/ Paul S. Musgrove
	Steven R. Lewis	Paul S. Musgrove
	President and Chief Executive Officer	Chief Financial Officer