Form 10-Q
period 2006-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2007-02-08
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,465,585 shares of common stock as of January 31, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2006	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$75,946	$72,906
Interest-bearing deposits in other banks	84	4,605
Securities available for sale	267,613	302,994
Loans held for sale	75,572	154,799
Loans:
Mortgage and construction	1,102,648	1,123,911
Commercial	959,678	856,129
Consumer	361,082	370,744

Total loans	2,423,408	2,350,784
Less allowance for loan losses	23,425	22,319

Loans, net	2,399,983	2,328,465
Federal Home Loan Bank stock	33,209	32,616
Premises and equipment, net	38,690	35,485
Goodwill	88,046	88,009
Core deposit and other intangibles	15,260	17,405
Other assets	79,849	75,926

Total assets	$3,074,252	$3,113,210

LIABILITIES
Deposits:
Noninterest-bearing checking	$234,576	$224,738
Interest-bearing checking	146,878	140,752
Savings	307,581	242,178
Money market	464,999	511,482
Certificates of deposit	982,050	941,597

Total deposits	2,136,084	2,060,747
Short-term borrowings	209,700	384,187
Long-term debt	370,004	325,589
Other liabilities	34,069	31,113

Total liabilities	2,749,857	2,801,636
SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18, 114, 673 shares issued	181	181
Additional paid-in capital	214,806	214,243
Retained earnings	125,216	116,757
Unearned employee stock ownership plan shares	(4,155)	(4,452)
Treasury stock, at cost: 645,088 shares at December 31, 2006 and 681,228 shares at June 30, 2006	(9,573)	(10,096)
Accumulated other comprehensive loss, net	(2,080)	(5,059)

Total shareholders’ equity	324,395	311,574

Total liabilities and shareholders’ equity	$3,074,252	$3,113,210

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,

	2006	2005	2006	2005
INTEREST INCOME
Loans, including fees	$41,689	$33,048	$84,512	$64,498
Securities and interest-bearing deposits
Taxable	3,140	3,087	6,383	6,023
Tax-exempt	736	395	1,424	800

TOTAL INTEREST INCOME	45,565	36,530	92,319	71,321

INTEREST EXPENSE
Deposits	17,553	10,661	33,763	20,479
Short-term borrowings	2,776	2,325	7,264	4,650
Long-term debt	4,334	3,892	7,658	7,109

TOTAL INTEREST EXPENSE	24,663	16,878	48,685	32,238

NET INTEREST INCOME	20,902	19,652	43,634	39,083
Provision for loan losses	1,410	1,190	2,790	2,545

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,492	18,462	40,844	36,538

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,469	1,370	3,016	2,738
Net gains on sale of securities	2	—	84	—
Net gains on sale of loans	1,622	1,452	3,729	3,335
Loan servicing income	248	192	471	358
Other income—bank	1,847	1,853	3,742	3,622
Other income—nonbank subsidiaries	2,320	1,940	4,374	3,656

TOTAL NONINTEREST INCOME	7,508	6,807	15,416	13,709

NONINTEREST EXPENSE
Salaries and employee benefits	8,023	8,487	17,772	16,283
Occupancy and equipment	2,861	2,463	5,742	4,881
Professional fees	773	622	1,445	1,440
Loan expenses	554	597	1,337	1,252
Marketing	666	538	1,296	1,162
Franchise taxes	330	237	490	328
Amortization of intangible assets	1,063	925	2,145	1,869
Other	3,155	2,666	6,131	5,386

TOTAL NONINTEREST EXPENSE	17,425	16,535	36,358	32,601

INCOME BEFORE INCOME TAXES	9,575	8,734	19,902	17,646
Provision for income tax	3,045	2,688	6,370	5,433

NET INCOME	$6,530	$6,046	$13,532	$12,213

Basic earnings per share	$0.39	$0.42	$0.80	$0.84
Diluted earnings per share	$0.38	$0.41	$0.79	$0.83

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,

	2006	2005	2006	2005
Balance at beginning of period	$319,056	$241,469	$311,574	$236,656

Comprehensive income:

Net income	6,530	6,046	13,532	12,213

Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	633	(1,107)	2,669	(1,867)

Loss on termination of interest rate swaps reclassified into income, net of tax	155	158	311	493

Total comprehensive income	7,318	5,097	16,512	10,839

Cash dividends declared and paid	(2,616)	(2,024)	(5,073)	(4,062)

Commitment to release employee stock ownership plan shares	352	348	696	672

Commitment to release recognition and retention plan shares	15	12	32	24

Stock options exercised	161	217	448	845

Tax benefit related to exercise of stock options	52	46	94	165

Stock option expense	57	26	112	52

Balance at end of period	$324,395	$245,191	$324,395	$245,191

Cash dividends declared and paid per share	$0.155	$0.140	$0.295	$0.280

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended December 31,
	2006	2005
Cash flows from operating activities:
Net cash from operating activities	$97,068	$48,668

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	19,533	—
Proceeds from maturities, calls and principal paydowns	21,586	30,721
Purchases	(4,201)	(24,142)
Net change in interest-bearing deposits in other banks	4,521	—
Net change in loans	(74,653)	(156,215)
Proceeds from sale of loans	2,263	9,076
Premises and equipment expenditures, net	(4,674)	(4,279)
Investment in nonbank affiliates	(37)	(96)

Net cash from investing activities	(35,662)	(144,935)

Cash flows from financing activities:
Net change in deposits	75,338	55,742
Net change in short-term borrowings	(181,987)	(21,738)
Proceeds from long-term debt	75,032	70,000
Repayment of long-term debt	(22,218)	(18,009)
Net proceeds from issuance of subordinated debt securities	—	30,928
Cash dividends paid	(5,073)	(4,062)
Proceeds from stock options exercised	448	845
Tax benefit from stock options exercised	94	165

Net cash from financing activities	(58,366)	113,871

Net change in cash and cash equivalents	3,040	17,604

Cash and cash equivalents at beginning of period	72,906	52,549

Cash and cash equivalents at end of period	$75,946	$70,153

Supplemental cash flow information:
Cash payments of interest expense	$47,296	$31,076
Cash payments of income taxes	$3,370	$5,243
Supplemental non-cash disclosures:
Loans securitized	$13,925	$69,532
Transfer of loans to other real estate	$1,933	$679
Transfer of loans from held-for-sale to portfolio	$3,729	$28,839
Transfer from long-term to short-term borrowings	$7,500	$8,250

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

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

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank, The Northern Savings & Loan Company (Northern) and First Place Holdings, Inc. (Holdings). Northern was acquired by the Company on June 27, 2006. Northern and First Place Bank merged into a single federal savings association, effective July 25, 2006, with the resulting institution having the name First Place Bank. Subsidiaries of Holdings include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in connection with the consolidation.

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

(Dollars in thousands)

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

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective July 1, 2007. Based on its preliminary assessment, management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. This statement will be effective July 1, 2007. The adoption of this FSP is not expected to have a material impact on the Company’s consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Since the Company has had no prior year misstatements, the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

3. Business Combinations

(Dollars in thousands)

On June 27, 2006, the Company completed the acquisition of Northern. On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger, Northern had total assets of approximately $360,000. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name

First Place Bank. The banking offices that were part of Northern will continue to operate as the Northern Savings Division of First Place Bank until the third quarter of fiscal year 2007 when it is expected that the data processing systems and signage will be converted to the name First Place Bank.

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Servicing rights:
Beginning of period	$18,882	$23,250	$16,167	$21,013
Additions	1,796	2,654	5,422	6,258
(Increase) decrease in valuation allowance	(55)	107	(35)	354
Amortized to expense	(1,127)	(1,563)	(2,058)	(3,177)

End of period	$19,496	$24,448	$19,496	$24,448

The fair value of mortgage servicing assets was $21,792 at December 31, 2006 and $19,986 at June 30, 2006. Noninterest-bearing deposits included $21,449 and $16,528 of custodial account deposits related to loans serviced for others as of December 31, 2006 and June 30, 2006, respectively. Loans serviced for others, which are not reported as assets, were $1,972,502 and $1,627,595 at December 31, 2006 and June 30, 2006 respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	December 31, 2006	June 30, 2006
Short-term borrowings:
Federal Home Loan Bank advances	$179,375	$354,674
Securities sold under agreement to repurchase	30,325	29,513

Total	$209,700	$384,187

Long-term debt:
Federal Home Loan Bank advances	$271,147	$249,232
Securities sold under agreement to repurchase	37,000	14,500
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$370,004	$325,589

6. Stock Compensation Plans

(Dollars in thousands, except per share data.)

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Six months ended December 31, 2006		Six months ended December 31, 2005
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Stock options outstanding, beginning of period	764,084	$13.47	859,554	$13.28
Forfeited	(373)	$16.74	—	—
Exercised	(36,140)	$12.41	(70,135)	$12.06
Granted	98,014	$21.88	2,000	$20.98

Stock options outstanding, end of period	825,585	$14.52	791,419	$13.41

Stock options exercisable, end of period	662,943	$12.98	700,636	$12.67

The aggregate intrinsic value of all stock options outstanding at December 31, 2006 was $7,407. The aggregate intrinsic value of all stock options that were exercisable at December 31, 2006 was $6,968.

	Total unvested stock options
	Six months ended December 31, 2006		Six months ended December 31, 2005
	Shares	Weighted Average Per Share Value	Shares	Weighted Average Per Share Value
Unvested stock options, beginning of period	84,783	$4.44	137,163	$4.04
Vested	(19,782)	$2.72	(48,380)	$3.27
Granted	98,014	$5.46	2,000	$4.51

Unvested stock options, end of period	163,015	$5.27	90,783	$4.46

Proceeds, related tax benefits realized from stock options exercised and intrinsic value of stock options exercised were as follows:

	Six months ended December 31,
	2006	2005
Proceeds of stock options exercised	$448	$845
Related tax benefit recognized	$94	$165
Intrinsic value of stock options exercised	$410	$664

Stock options outstanding at December 31, 2006 were as follows:

	Outstanding		Exercisable
	Shares	Weighted Average Remaining Contractual Life	Shares	Weighted Average Exercise Price Per Share
$9.54-$12.00	80,065	3.8	80,065	$11.06
$12.01-$14.00	500,081	2.5	500,081	$12.34
$14.01-$20.98	147,425	6.7	82,797	$18.72
$20.99-$23.72	98,014	9.6	—	$—

Outstanding at period end	825,585	4.2	662,943	$12.98

The fair value of stock options granted during the six months ended December 31, 2006 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following range of assumptions:

Expected average risk-free interest rate	4.54% - 4.88%
Expected average life	6.00 years
Expected volatility	24.03% - 24.50%
Expected dividend yield	2.56% - 2.61%

Recognition and Retention Plan

Activity in issued but unvested common stock grants during the six months ended December 31, 2006 was as follows:

	Shares	Weighted Average Per Share Value
Issued and unvested as of June 30, 2006	1,855	$19.42
Shares granted during the period	11,232	21.86
Shares vested during the period	(90)	19.58

Issued and unvested as of December 31, 2006	12,997	$21.53

The intrinsic value of unvested common stock grants at December 31, 2006 was $305.

Compensation costs for all share-based plans were as follows:

	Six months ended December 31,
	2006		2005
	Stock Options	Stock Grants	Stock Options	Stock Grants

Compensation cost recognized in income	$110	$33	$52	$24
Related tax benefit recognized	$—	$12	$—	$8

The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

	Stock Options	Stock Grants	Total Awards
Remainder of 2007	$110	$32	$142
2008	219	65	284
2009	176	65	241
2010	138	62	200

Total	$643	$224	$867

Weighted average life in years			2.1

7. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of December 31, 2006 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$305,750	$(196)
Standby letters of credit	2,361	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	$187,358
Commitments to originate or purchase loans	129,565
Commitments to sell loans	—
Unused lines of credit	243,078
Commercial letters of credit	61,962

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

8. Earnings per Share

(Dollars in thousands, except per share data.)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Basic earnings per share computation:

Net Income	$6,530	$6,046	$13,532	$12,213

Gross weighted average shares outstanding	17,465,402	15,088,446	17,454,385	15,073,306
Less: Average unearned ESOP shares	(425,222)	(484,574)	(432,668)	(492,020)
Less: Average unearned RRP shares	(81,517)	(84,694)	(81,975)	(85,055)

Net weighted average shares outstanding	16,958,663	14,519,178	16,939,742	14,496,231

Basic earnings per share	$0.39	$0.42	$0.80	$0.84

Diluted earnings per share computation:
Net Income	$6,530	$6,046	$13,532	$12,213

Weighted average shares outstanding for basic earnings per share	16,958,663	14,519,178	16,939,742	14,496,231
Add: Dilutive effects of assumed exercises of stock options	249,123	260,409	244,451	248,859
Add: Dilutive effects of unearned Recognition and Retention Plan shares	714	501	617	421

Weighted average shares and potentially dilutive shares	17,208,500	14,780,088	17,184,810	14,745,511

Diluted earnings per share	$0.38	$0.41	$0.79	$0.83

There were stock options for 1,000 shares that were antidilutive for the three and six month periods ending December 31, 2006. These stock options were not considered in the computation of diluted earnings per share. There were no stock options that were antidilutive for the three and six month periods ending December 31, 2005.

9. Branch Purchase

(Dollars in thousands)

On December 18, 2006 the Company announced that it had signed a definitive agreement with Republic Bank and Citizens Banking Corporation to acquire seven Republic Bank branches in the greater Flint, Michigan area. Based on the information available at that time, the transaction would result in First Place Bank assuming approximately $210,000 in deposits, and receiving $30,000 in fixed assets and consumer loans and $170,000 in cash. The transaction is expected to close during the fourth fiscal quarter of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

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

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern). On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the acquisition, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. The banking offices that were part of Northern operate as the Northern Savings Division of First Place Bank which we expect to continue until the first quarter of calendar 2007 when the data processing systems and signage will be converted to the name First Place Bank. Management believes that this acquisition will represent a significant step in the Company’s strategic vision to expand the franchise across Ohio. It is a natural progression west from several Cleveland markets where the Company has experienced exceptional historical growth and it fills in some of the areas between the Mahoning Valley in Ohio and its operations in Southern Michigan.

On December 18, 2006 the Company announced that it had signed a definitive agreement with Republic Bank and Citizens Banking Corporation to acquire seven Republic Bank branches in the greater Flint, Michigan area. Based on the information available at that time, the transaction would result in First Place Bank assuming approximately $210,000 in deposits, and receiving $30,000 in fixed assets and consumer loans and $170,000 in cash. The transaction is expected to close during the fourth fiscal quarter of 2007.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of December 31, 2006, the Company had $3.1 billion in assets and was the largest publicly traded thrift institution in Ohio.

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

The Company provides a return to its shareholders by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The Company’s goal of achieving high levels of profitability on a consistent basis is balanced with what management believes are acceptable levels of risk in each area. The Company uses certain financial ratios and other financial measures to monitor profitability and to monitor the levels of risk. Those ratios and financial measures are shown below.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2006 and 2005

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Total assets	$3,074,252	$2,626,531	$447,721	17.0%
Net income	$6,530	$6,046	$484	8.0%
Diluted earnings per share	$0.38	$0.41	$(0.03)	(7.3%)
Return on average equity	8.06%	9.86%		(1.80%)
Return on average assets	0.86%	0.93%		(0.07%)
Net interest margin	3.04%	3.33%		(0.29%)
Efficiency ratio	60.54%	61.97%		(1.43%)
Noninterest expense as a percent of average assets	2.29%	2.54%		(0.25%)
Non-performing assets to total assets	0.96%	0.62%		0.34%
Tangible equity to tangible assets	7.44%	6.90%		0.54%

Summary. Net income of $6.5 million for the quarter ended December 31, 2006 was an increase of $0.5 million or 8.0% from net income of $6.0 million for the quarter ended December 31, 2005. Diluted earnings per share were $0.38 for the current quarter compared with $0.41 for the prior-year quarter, a decrease of 7.3%. Return on average equity for the current quarter was 8.06% compared with 9.86% for the same quarter in the prior year. Total assets increased $448 million to $3.074 billion at December 31, 2006 from $2.627 billion at December 31, 2005. The increase in total assets was primarily due to the acquisition of Northern. Diluted earnings per share decreased in the current quarter compared to the prior year quarter even though net income increased over the same periods. This was due to an increase in diluted shares outstanding in the current quarter. The Company issued approximately 2.3 million shares of common stock as part of the consideration paid to acquire Northern. The increase in net income was primarily due to increases of $1.3 million in net interest income, $0.2 million in net gain on sale of loans and $0.4 million in other income – non-bank subsidiaries, partially offset by an increase of $0.9 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a decline in the net interest margin. The growth in other income – nonbank subsidiaries for the current quarter was due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. The increase in noninterest expense was caused primarily by an increase in occupancy and equipment due to additional costs of the new banking offices in Lorain County acquired in the acquisition of Northern. These costs were offset by a reduction in employee benefit costs of $0.5 million resulting from an initiative to realign certain benefit plans to match our fiscal year. Even though non-interest expense increased, the ratio of noninterest expense to average assets decreased to 2.29% for the current quarter compared with 2.54% for the prior year quarter. Non-performing assets as a percent of total assets increased to 0.96% from 0.62% a year earlier.

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Six Months Ended December 31,		Increase (Decrease)
	2006	2005	Amount	Percent
Total assets	$3,074,252	$2,626,531	$447,721	17.0%
Net income	$13,532	$12,213	$1,319	10.8%
Diluted earnings per share	$0.79	$0.83	$(0.04)	(4.8%)
Return on average equity	8.42%	10.05%		(1.63%)
Return on average assets	0.88%	0.95%		(0.07%)
Net interest margin	3.14%	3.34%		(0.20%)
Efficiency ratio	60.82%	61.24%		(0.42%)
Noninterest expense as a percent of average assets	2.36%	2.53%		(0.17%)
Non-performing assets to total assets	0.96%	0.62%		0.34%
Tangible equity to tangible assets	7.44%	6.90%		0.54%

Summary. Net income of $13.5 million for the six months ended December 31, 2006 was an increase of $1.3 million or 10.8% from net income of $12.2 million for the six months ended December 31, 2005. Diluted earnings per share were $0.79 for the first six months of fiscal year 2007 compared with $0.83 for the prior-year period, a decrease of 4.8%. Return on average equity for the six months ended December 31, 2006 was 8.42% compared with 10.05% for the same period in the prior year. Total assets increased $447 million to $3.074 billion at December 31, 2006 from $2.627 billion at December 31, 2005. The increases in total assets and net income were primarily due to the acquisition of Northern including the sale of certain assets acquired with Northern. Diluted earnings per share decreased because net income grew more slowly than diluted shares outstanding. The Company issued approximately 2.3 million shares of common stock as part of the consideration paid to acquire Northern. The increase in net income was primarily due to increases of $4.6 million in net interest income, $0.4 million in net gain on sale of loans and $0.7 million in other income – non-bank subsidiaries, partially offset by an increase of $3.8 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a decline in the net interest margin. The growth in other income – nonbank subsidiaries for the six months ended December 31, 2006 was due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. The increase in noninterest expense was caused primarily by an increase in salaries, employee benefits and occupancy costs due to the new retail banking offices in Lorain County, Ohio acquired with Northern along with newly opened retail banking offices in Livonia and Shelby, Michigan. These costs were offset by a reduction in employee benefit costs of $0.5 million resulting from an initiative to realign certain benefit plans to match our fiscal year. Even though non-interest expense increased, the ratio of noninterest expense to average assets decreased to 2.36% for the six months ended December 31, 2006 compared with 2.53% for the prior year period. Non-performing assets as a percent of total assets increased to 0.96% from 0.62% a year earlier.

Net Interest Income. Net interest income for the quarter ended December 31, 2006, totaled $20.9 million, an increase of $1.3 million or 6.4% from $19.7 million for the quarter ended December 31, 2005. The increase in net interest income resulted from an increase of $419.6 million or 17.1% in average interest-earning assets compared to the same quarter a year ago, partially offset by a decline in the net interest margin to 3.04%, down from 3.33% in the prior year quarter. Net interest margin in the current quarter decreased as liability costs grew faster than asset yields. This decrease was due to the inversion of the yield curve from a positive slope in the prior year quarter to a slight negative slope during the current quarter.

The average yield on interest-earning assets was 6.56% for the quarter ended December 31, 2006, an increase of 41 basis points from 6.15% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on interest-earning assets. The average rate paid on interest-bearing liabilities was 4.04% for the quarter ended December 31, 2006 compared to 3.25% for the prior year quarter, an increase of 79 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts and long-term debt.

Net interest income for the six months ended December 31, 2006, totaled $43.6 million, an increase of $4.5 million or 11.6% from $39.1 million for the six months ended December 31, 2005. The increase in net interest income resulted from an increase of $458.9 million or 19.4% in average interest-earning assets compared to the same period a year ago, partially offset by a decline in the net interest margin to 3.14%, down from 3.34% in the prior year period. Net interest margin in the current six month period benefited from the recognition of $0.9 million which represented the unamortized balance of a purchase accounting premium on a Federal Home Loan Bank advance that was called. In spite of this benefit, net interest margin decreased as liability costs grew faster than asset yields. This decrease was due to the inversion of the yield curve from a positive slope during the first six months of fiscal 2006 to a slight negative slope during the first six months of fiscal 2007.

The average yield on interest-earning assets was 6.58% for the six months ended December 31, 2006, an increase of 52 basis points from 6.06% for the same period in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on interest-earning assets. The average rate paid on interest-bearing liabilities was 3.92% for the six months ended December 31, 2006 compared to 3.16% for the prior year period, an increase of 76 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit, savings and money market accounts and long-term debt. In addition, the mix of deposits changed to include relatively less checking, savings and money market accounts and relatively more certificate of deposit accounts, which contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,497,247	$41,729	6.68%	$2,067,683	33,088	6.40%
Securities and interest-bearing deposits	269,230	3,719	5.53%	291,192	3,250	4.46%
Federal Home Loan Bank stock	32,891	492	6.01%	30,930	416	5.40%

Total interest-earning assets	2,799,368	45,940	6.56%	2,389,805	36,754	6.15%
Noninterest-earning assets
Cash and due from banks	60,187			51,819
Allowance for loan losses	(23,283)			(19,582)
Other assets	187,438			160,160

Total assets	$3,023,710			$2,582,202

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$136,842	171	0.49%	$119,563	144	0.48%
Savings and money market accounts	759,921	5,621	2.93%	647,832	3,635	2.23%
Certificates of deposit	987,596	11,761	4.72%	754,973	6,882	3.62%

Total deposits	1,884,359	17,553	3.70%	1,522,368	10,661	2.78%
Borrowings
Short-term borrowings	211,804	2,776	5.20%	240,015	2,325	3.84%
Long-term debt	328,098	4,334	5.24%	300,081	3,892	5.15%

Total interest-bearing liabilities	2,424,261	24,663	4.04%	2,062,464	16,878	3.25%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	234,469			241,228
Other liabilities	43,524			35,335

Total liabilities	2,702,254			2,339,027
Shareholders’ equity	321,456			243,175

Total liabilities and shareholders equity	$3,023,710			$2,582,202

Fully tax-equivalent net interest income		21,277			19,876
Interest rate spread			2.52%			2.90%
Net interest margin			3.04%			3.33%
Average interest-earning assets to average interest-bearing liabilities			115.47%			115.87%
Tax-equivalent adjustment		375			224

Net interest income		$20,902			$19,652

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Six Months Ended December 31, 2006			Six Months Ended December 31, 2005
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,518,918	$84,593	6.72%	$2,044,523	64,572	6.32%
Securities and interest-bearing deposits	274,907	7,503	5.46%	292,285	6,408	4.38%
Federal Home Loan Bank stock	32,709	955	5.79%	30,777	784	5.06%

Total interest-earning assets	2,826,534	93,051	6.58%	2,367,585	71,764	6.06%
Noninterest-earning assets
Cash and due from banks	60,620			51,449
Allowance for loan losses	(22,922)			(19,155)
Other assets	196,551			159,582

Total assets	$3,060,783			$2,559,461

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$137,353	337	0.49%	$117,817	281	0.48%
Savings and money market accounts	751,745	10,754	2.84%	646,979	6,820	2.11%
Certificates of deposit	970,813	22,672	4.63%	748,888	13,378	3.58%

Total deposits	1,859,911	33,763	3.60%	1,513,684	20,479	2.71%
Borrowings
Short-term borrowings	281,825	7,264	5.11%	255,337	4,650	3.65%
Long-term debt	320,630	7,658	4.74%	276,103	7,109	5.16%

Total interest-bearing liabilities	2,462,366	48,685	3.92%	2,045,124	32,238	3.16%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	231,272			236,999
Other liabilities	48,189			36,160

Total liabilities	2,741,827			2,318,283
Shareholders’ equity	318,956			241,178

Total liabilities and shareholders equity	$3,060,783			$2,559,461

Fully tax-equivalent net interest income		44,366			39,526
Interest rate spread			2.66%			2.90%
Net interest margin			3.14%			3.34%
Average interest-earning assets to average interest-bearing liabilities			114.79%			115.77%
Tax-equivalent adjustment		732			443

Net interest income		$43,634			$39,083

Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarter ended December 31, 2006 and $1.2 million for the quarter ended December 31, 2005. Net charge-offs were $0.8 million for the quarters ended December 31, 2006 and December 31, 2005. Total loans were $2.423 billion at December 31, 2006 compared with $2.006 billion at December 31, 2005. The amount of the provision in the current quarter compared with the prior year quarter is consistent with the increase in total loans and in non-performing loans. Non-performing loans were 1.06% of total loans for the quarter ended December 31, 2006 compared with 0.67% for the prior year quarter. The provision for loan losses was $2.8 million for the six months ended December 31, 2006 compared with $2.5 million for the six months ended December 31, 2005. Net charge-offs for the six months ended December 31, 2006 were $1.7 million compared with $1.2 million for the comparable period in the prior year. The amount of the provision in the first half compared with the prior year is consistent with the increase total loans and in non-performing loans. Non-performing loans were $25.7 million at December 31, 2006 compared with $13.4 million at December 31, 2005.

Noninterest Income. Noninterest income totaled $7.5 million for the quarter ended December 31, 2006, an increase of $0.7 million or 10.3% from $6.8 million in the prior year quarter. Noninterest income totaled $15.4 million for the six months ended December 31, 2006, an increase of $1.7 million or 12.5% from $13.7 million in the prior year period. The increases in noninterest income were due to increases in service charges, net gains on sale of loans, other income – nonbank subsidiaries and loan servicing income.

Service charges increased $0.1 million for the quarter ended December 31, 2006, as compared with the prior year quarter. Service charges increased $0.3 million for the six months ended December 31, 2006, as compared with the prior year period. The increases were due to additional deposit accounts from the Northern acquisition.

Net gain on the sale of loans for the three months ended December 31, 2006, was $1.6 million compared with $1.5 million for the three months ended December 31, 2005. The volume of loans sold during the current quarter decreased to $197 million compared with $250 million in the prior year quarter however, higher average profit margins on the sale of loans offset the decline in volume. The higher margins were due in part to the positive impact of activities to hedge the value of loan commitments and loans held for sale.

Net gain on the sale of loans for the six months ended December 31, 2006, was $3.7 million compared with $3.3 million for the six months ended December 31, 2005. The volume of loans sold during the six months ended December 31, 2006 decreased to $517 million compared with $571 million in the prior year period however, higher average profit margins on the sale of loans offset the decline in volume. The Company’s normal volume of loan sales was supplemented during September, 2006 by $98 million of loans that were classified as held for sale when they were acquired as part of the Northern acquisition. While those loans would have provided additional current income, they were all fixed rate loans and holding them would have increased the Company’s exposure to rate risk. Therefore, the Company elected to sell the loans to maintain an interest rate risk profile near the level it stood prior to the Northern acquisition. The Company realized $1.5 million on the sale of the $98 million in loans acquired with Northern and held for sale. The remaining gains on sale of loans from current activity were $2.2 million on sales of $419 million of loans. This represents a significant decline in volume from the same quarter in the prior year. The decline in volume was due to a decline in the market for mortgage loans due to an increase in short-term and long-term interest rates from the prior year quarter.

The growth in other income – nonbank subsidiaries was $0.4 million or 19.6% for the current quarter compared to $0.4 million or 26.4% in the prior year quarter. The growth in other income – nonbank subsidiaries was $0.7 million or 19.7% for the six months ended December 31, 2006 compared to $0.5 million or 14.2% in the prior year period. These increases were due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. Also contributing to the increases was the February, 2006 acquisition of Insurance Center of Warren by the Company’s wholly owned subsidiary First Place Insurance Agency Ltd.

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

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$303	$85	$506	$4
Change in impairment	(55)	107	(35)	354

Total loan servicing income	$248	$192	$471	$358

The increase in total loan servicing income in the current quarter and the six months ended December 31, 2006 compared with the same periods in the prior year was primarily due to increases in net loan servicing revenue, partially offset by increases in impairment charges.

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

Noninterest Expense. Noninterest expense increased $0.9 million or 5.4% to $17.4 million for the three months ended December 31, 2006, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.29% for the quarter ended December 31, 2006 compared to 2.54% for the prior year quarter. The efficiency ratio for the three months ended December 31, 2006, was 60.5% compared with 62.0% for the same period in the prior year. The increase in noninterest expense was primarily due to an increase in occupancy and equipment, partially offset by a decrease in salaries and employee benefits. Occupancy and equipment increased $0.4 million or 16.2% in the current quarter compared to the same quarter in the prior year. Salaries and employee benefits decreased $0.5 million or 5.5% in the current quarter compared to the same quarter in the prior year. The primary reason for the increase in occupancy and equipment was the additional costs of the new banking offices in Lorain County acquired with Northern. Salaries and employee benefits decreased due to a realignment of certain benefit plans to match our fiscal year.

Noninterest expense increased $3.8 million or 11.5% to $36.4 million for the six months ended December 31, 2006, compared with the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.36% for the six months ended December 31, 2006 compared to 2.53% for the prior year period. The efficiency ratio for the six months ended December 31, 2006, was 60.8% compared with 61.2% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and in occupancy and equipment. Salaries and employee benefits increased $1.5 million or 9.1% for the six months ended December 31, 2006 compared to the same period in the prior year. Occupancy and equipment increased $0.9 million or 17.6% for the six months ended December 31, 2006 compared to the same period in the prior year. The primary reason for the increases were the addition of compensation, benefits and occupancy costs of the new retail banking offices in Lorain County, Ohio acquired with Northern. In order to ensure a smooth transition for Northern customers, the Company has scheduled the conversion of the core processing systems at the Northern offices for the third quarter of fiscal 2007. While this will delay some of the cost savings anticipated as part of the acquisition until the fourth quarter of fiscal 2007, the Company believes that the timing of the conversion represents the best solution for delivering high quality service to Lorain County customers.

Income Taxes. Income tax expense was $3.0 million for the three months ended December 31, 2006, compared with $2.7 million for the prior year quarter. The effective tax rate was 31.8% for the three months ended December 31, 2006 compared with 30.8% for the prior year quarter. Income tax expense was $6.4 million for the six months ended December 31, 2006, compared with $5.4 million for the prior year period. The effective tax rate was 32.0% for the six months ended December 31, 2006 compared with 30.8% for the prior year period.

Financial Condition

General. Assets totaled $3.074 billion at December 31, 2006, a decrease of $39 million or 1.3% from June 30, 2006. This decrease was primarily due to the Company’s sale of $17 million in securities available for sale and $98 million in loans held for sale that were existing assets of Northern as of the acquisition date, partially offset an increase in the loan portfolio of $73 million. Funds from the sales of securities held for sale and loans held for sale were used to reduce overnight borrowings at the Federal Home Loan Bank. All of the Northern assets sold were fixed rate assets and were sold primarily to achieve management’s interest rate risk objectives. Capital ratios increased with the ratio of equity to total assets at December 31, 2006 of 10.55% as compared with 10.01% at June 30, 2006. Tangible equity also increased to $218 million at December 31, 2006 compared with $188 million at June 30, 2006.

Securities. Securities available for sale totaled $268 million at December 31, 2006, compared to $303 million at June 30, 2006, a decrease of $35 million or 11.7%. During the first half of 2007, the Company completed an investment portfolio restructuring program, which resulted in the sale of $17 million of securities that were existing assets of Northern as of the acquisition date.

Loans Held for Sale. Loans held for sale totaled $76 million at December 31, 2006, compared to $155 million at June 30, 2006, a decrease of $79 million or 51.2%. The decrease was due to the Company’s sale of $98 million in loans held for sale that were existing assets of Northern as of the acquisition date.

Loans. The loan portfolio totaled $2.423 billion at December 31, 2006, an increase of $73 million, or 3.1% from June 30, 2006. The increase in the loan portfolio was due to an increase of $104 million, or 24.2% annualized, in commercial loans, offset by decreases of $21 million in mortgage and construction loans and $10 million in consumer loans. At December 31, 2006, commercial loans accounted for 39.6% of the loan portfolio, which is up from 36.4% at June 30, 2006.

	As of December 31, 2006		As of June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,102,648	45.5%	$1,123,911	47.8%
Commercial	959,678	39.6%	856,129	36.4%
Consumer	361,082	14.9%	370,744	15.8%

Total loans	$2,423,408	100.0%	$2,350,784	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	12/31/06	9/30/06	6/30/06	3/31/06	12/31/05
Non-performing assets	$29,439	$26,184	$20,695	$19,940	$16,294
Non-performing assets as a % of total assets	0.96%	0.87%	0.66%	0.75%	0.62%
Non-performing loans	$25,702	$22,284	$16,771	$16,117	$13,419
Non-performing loans as a % of total loans	1.06%	0.94%	0.71%	0.78%	0.67%
Delinquent loans	$40,650	$35,687	$26,537	$23,673	$27,837
Delinquent loans as a % of total loans	1.68%	1.51%	1.13%	1.15%	1.39%
Allowance for loan losses	$23,425	$22,819	$22,319	$20,170	$19,617
Allowance for loan losses as a % of loans	0.97%	0.97%	0.95%	0.98%	0.98%
Allowance for loan losses as a % of non-performing loans	91.14%	102.40%	133.08%	125.15%	146.19%

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

Non-performing assets at December 31, 2006 were $29.4 million or 0.96% of total assets compared with $26.2 million or 0.87% of total assets at September 30, 2006 and $20.7 million or 0.66% of total assets at June 30, 2006. The change in non-performing assets was primarily related to the increase in non-performing loans. Non-performing loans were $25.7 million at December 31, 2006, $22.3 million at September 30, 2006 and $16.8 million at June 30, 2006. Non-performing mortgage and construction loans increased $4.2 million during the current quarter accounting for the majority of the increase. It is important to note that of the total non-performing loans at December 31, 2006, 68% are secured by residential real estate loans and 21% were home equity loans. As a result, if the borrower ultimately defaults on the loan, the Company is often able to recover a substantial portion of the loan balance through the sale of the related real estate. Delinquent loans were $40.7 million, $35.7 million and $26.5 million at December 31, 2006, September 30, 2006 and June 30, 2006, respectively. The allowance for loan losses increased during the quarter to $23.4 million at December 31, 2006, up $1.1 million from $22.3 million at June 30, 2006. The ratio for the allowance for loan losses as a percent of total loans was 0.97% as of December 31, 2006 and 0.95% as of June 30, 2006. The increase in the provision and the allowance over prior periods are consistent with increases in nonperforming loans considering that the increase in non-performing loans was concentrated in mortgage and construction loans.

Other Assets. Other assets increased $4 million to $80 million at December 31, 2006, compared with $76 million at June 30, 2006. One of the components of other assets is loan servicing rights. Loan servicing rights increased $3.3 million to $19.5 million from $16.2 million as of December 31, 2006 and June 30, 2006, respectively.

Deposits. Deposits increased $75 million, or 3.7% during the first six months of fiscal 2007 and totaled $2.136 billion at December 31, 2006, compared to $2.061 billion at June 30, 2006. This increase was composed of an increase of $105 million in retail deposits, offset by a decrease of $30 million of brokered certificates of deposit. The Company has chosen not to renew brokered deposits due to the success of the branches in raising retail deposits. At December 31, 2006, the Company had $48 million in brokered deposits compared to $78 million at June 30, 2006. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings and Debt. During the first six months of fiscal year 2007, long-term debt showed a net increase of $44 million as a result of a net increase of $22 million in long-term borrowings from the Federal Home Loan Bank and a net increase of $30 million in long-term securities sold under agreements to repurchase, partially offset by an $8 million reclassification of borrowings from long-term to short-term. The Company borrowed $45 million in long-term fixed-rate advances from the Federal Home Loan Bank with an original maturities ranging from thirty-six to one hundred twenty months at a rates ranging from 4.07% to 5.25%. The Company also sold $30 million in securities under agreements to repurchase with original maturity dates through December, 2016 at a rates ranging from 4.12% to 4.30%. During the first six months of fiscal year 2007, short-term borrowings showed a net decrease of $174 million consisting of a decrease of $183 million in short-term borrowings, partially offset by an increase of $1 million in short-term securities sold under agreements to repurchase and an $8 million reclassification of borrowings from long-term to short-term. At December 31, 2006, $179 million of the $210 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The rate on the daily borrowings generally approximates the Federal Funds rate. At the end of December 2006, the rate was approximately 5.25%, up 25 basis points from June 30, 2006, due to a 25 basis point rate increase in the discount rate by the Federal Reserve Board. If the Federal Reserve Board increases the discount rate over the remainder of the fiscal year, overnight borrowing costs would increase immediately. However, the impact on net interest income would be mitigated by increases the Company would anticipate on loans in the portfolio that are indexed to the prime rate.

Capital Resources. Total shareholders’ equity increased $12.8 million, or 4.1% during the six months ended December 31, 2006, and totaled $324 million. The primary components of the increase in shareholders’ equity were net income of $13.5 million and a $2.7 million increase from the change in unrealized gain on available for sale securities. These increases were offset by dividends declared on the Company’s common stock totaling $5.1 million. During March 2006, the Company’s board of directors authorized the purchase of up to 500,000 shares of issued and outstanding common stock over the following 12 month period. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. There were no repurchases of common stock during the first six months of fiscal year 2007. Tangible equity also increased to $218 million at December 31, 2006 compared with $188 million at June 30, 2006.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of First Place Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at December 31, 2006 follows:

	Actual ratio at December 31, 2006	Actual ratio at June 30, 2006	Well-capitalized ratio
Total capital to risk-weighted assets	11.65%	11.16%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.63%	10.18%	6.00%
Tier 1 (core) capital to adjusted total assets	8.14%	7.45%	5.00%

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

At December 31, 2006, the Company had $143 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $194 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $167 million of cash and unpledged securities, Federal Home Loan Bank availability of $131 million and $10 million of availability in an unsecured commercial bank line of credit at June 30, 2006. Potential cash available as measured by liquid assets and borrowing capacity has increased $39 million through December 31, 2006 due to the sale of loans and securities acquired as part of the Northern acquisition and sold during the current quarter and due to deposit growth, partially offset by growth in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from First Place Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At December 31, 2006, the holding company had cash and unpledged securities of $31 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, First Place Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as First Place Bank would remain well capitalized. At the present time, First Place Bank could pay approximately $24 million of dividends without OTS approval. Future dividend payments by First Place Bank beyond the $24 million currently available would be based upon future earnings or the approval of the OTS.

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

Basis point change in rates	NPV ratio December 31, 2006	NPV ratio June 30, 2006
Up 200	9.24%	8.57%
Up 100	10.38%	10.09%
No change	11.30%	11.24%
Down 100	12.03%	12.12%
Down 200	12.47%	12.85%

The NPV projections indicate that the Company has experienced small decreases in its exposure to rising interest rates and in its potential benefit from falling interest rates during the six months ended December 31, 2006. The NPV ratio for no change in rates has increased 6 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

As of the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to reasonably ensure that the financial and non-financial information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, including this Form 10-Q for the period ended December 31, 2006, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor any of its affiliates is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 21, 2006, the Company’s board of directors publicly announced that it had approved a new buy-back program authorizing the repurchase of up to 500,000 shares of the Company’s common stock. There were no repurchases of common stock during the six months ended December 31, 2006. There are 500,000 shares remaining that may be repurchased under the March 2006 authorization. The authorization is in force through March 21, 2007.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 26, 2006. The voting results on each issue submitted to the shareholders at that meeting are indicated below.

Election of Directors for a three year term:

	For	Percent	Withheld	Percent
Marie Izzo Cartwright	13,615,539	98.3%	231,724	1.7%
Robert P. Grace	13,627,346	98.4%	219,917	1.6%
Thomas M. Humphries	13,756,496	99.3%	90,767	0.7%
Jeffery B. Ohlemacher	13,680,140	98.8%	167,123	1.2%

The following Directors terms continued after the Annual Meeting: A. Gary Bitonte, Earl T. Kissel, E. Jeffrey Rossi, William A. Russell, Robert L. Wagmiller, Donald Cagigas, Steven R. Lewis, Samuel A. Roth, and Ronald P. Volpe.

Ratification of the appointment of Crowe Chizek and Company LLC, as independent auditors of the Company for the fiscal year ending June 30, 2007.

For	Against	Abstain
13,744,268	56,914	46,081

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

Exhibit 2	Purchase and Assumption Agreement, dated December 17, 2006, by and among Citizens Banking Corporation, Republic Bank and its successors, First Place Bank and First Place Financial Corp. (i)

Exhibit 31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(i)	Filed as an exhibit to the Company’s current report on Form 8-K dated December 21, 2006 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: February 7, 2007	/s/ Steven R. Lewis	/s/ Paul S. Musgrove
	Steven R. Lewis	Paul S. Musgrove
	President and Chief Executive Officer	Chief Financial Officer