Form 10-Q
period 2007-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2007-05-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

17,435,065 shares of common stock as of April 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2007	June 30, 2006
	(Unaudited)
ASSETS
Cash and due from banks	$57,177	$72,906
Interest-bearing deposits in other banks	1,273	4,605
Securities available for sale	267,305	302,994
Loans held for sale	109,079	154,799
Loans:
Mortgage and construction	1,059,526	1,123,911
Commercial	1,001,661	856,129
Consumer	360,103	370,744

Total loans	2,421,290	2,350,784
Less allowance for loan losses	23,844	22,319

Loans, net	2,397,446	2,328,465
Federal Home Loan Bank stock	33,209	32,616
Premises and equipment, net	41,535	35,485
Goodwill	88,296	88,009
Core deposit and other intangibles	14,429	17,405
Other assets	85,648	75,926

Total assets	$3,095,397	$3,113,210

LIABILITIES
Deposits
Noninterest-bearing checking	$229,179	$224,738
Interest-bearing checking	141,355	140,752
Savings	327,236	242,178
Money market	453,673	511,482
Certificates of deposit	952,615	941,597

Total deposits	2,104,058	2,060,747
Short-term borrowings	223,761	384,187
Long-term debt	398,535	325,589
Other liabilities	38,896	31,113

Total liabilities	2,765,250	2,801,636

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	215,113	214,243
Retained earnings	128,976	116,757
Unearned employee stock ownership plan shares	(4,007)	(4,452)
Treasury stock, at cost: 628,534 shares at March 31, 2007 and 681,228 shares at June 30, 2006	(9,710)	(10,096)
Accumulated other comprehensive loss, net	(406)	(5,059)

Total shareholders’ equity	330,147	311,574

Total liabilities and shareholders’ equity	$3,095,397	$3,113,210

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$42,447	$34,061	$126,959	$98,559
Securities and interest-bearing deposits
Taxable	3,133	3,080	9,516	9,103
Tax-exempt	826	406	2,250	1,206

TOTAL INTEREST INCOME	46,406	37,547	138,725	108,868
INTEREST EXPENSE
Deposits	17,289	11,281	51,052	31,760
Short-term borrowings	2,863	2,878	10,127	7,528
Long-term debt	4,737	4,308	12,395	11,417

TOTAL INTEREST EXPENSE	24,889	18,467	73,574	50,705

NET INTEREST INCOME	21,517	19,080	65,151	58,163
Provision for loan losses	1,425	1,013	4,215	3,558

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,092	18,067	60,936	54,605

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,433	1,340	4,449	4,078
Net gain (loss) on sale of securities	—	(945)	84	(945)
Net gains on sale of loans	1,774	1,391	5,503	4,726
Gain on sale of loan servicing rights	—	1,551	—	1,551
Loan servicing income	482	723	953	1,081
Other income - bank	1,638	1,651	5,380	5,273
Other income - nonbank subsidiaries	2,460	2,193	6,834	5,849

TOTAL NONINTEREST INCOME	7,787	7,904	23,203	21,613

NONINTEREST EXPENSE
Salaries and employee benefits	9,554	8,282	27,326	24,565
Occupancy and equipment	2,846	2,465	8,588	7,346
Professional fees	713	693	2,158	2,133
Loan expenses	295	687	1,632	1,939
Marketing	453	437	1,749	1,599
Franchise taxes	298	598	788	926
Amortization of intangible assets	1,058	900	3,203	2,769
Other	3,179	2,687	9,310	8,073

TOTAL NONINTEREST EXPENSE	18,396	16,749	54,754	49,350

INCOME BEFORE INCOME TAXES	9,483	9,222	29,385	26,868
Provision for income taxes	3,016	2,896	9,386	8,329

NET INCOME	$6,467	$6,326	$19,999	$18,539

Basic earnings per share	$0.38	$0.43	$1.18	$1.28
Diluted earnings per share	$0.38	$0.43	$1.16	$1.25

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Balance at beginning of period	$324,395	$245,191	$311,574	$236,656
Comprehensive income:
Net income	6,467	6,326	19,999	18,539
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects	1,518	1,158	4,187	(709)
Loss on termination of interest rate swaps reclassified into income, net of tax	155	158	466	651

Total comprehensive income	8,140	7,642	24,652	18,481
Cash dividends declared and paid	(2,707)	(2,048)	(7,780)	(6,110)
Commitment to release employee stock ownership plan shares	326	359	1,022	1,031
Commitment to release recognition and retention plan shares	16	12	48	36
Treasury shares acquired	(1,172)	—	(1,172)	—
Issuance of 21,358 shares of common stock for acquisition	—	550	—	550
Stock options exercised	879	226	1,327	1,071
Tax benefit related to exercise of stock options	214	59	308	224
Stock option expense	56	26	168	78

Balance at end of period	$330,147	$252,017	$330,147	$252,017

Cash dividends declared and paid per share	$0.155	$0.140	$0.450	$0.420

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash from operating activities	$93,139	$63,331

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	19,533	33,452
Proceeds from maturities, calls and principal paydowns	30,871	48,390
Purchases	(9,894)	(49,300)
Net change in interest-bearing deposits in other banks	3,332	(4,600)
Net change in loans	(96,381)	(213,941)
Proceeds from sale of loans	2,263	9,076
Premises and equipment expenditures, net	(8,662)	(6,043)
Cash paid for acquisition of Insurance Center of Warren Agency, Inc., net of cash received	—	(503)
Investment in nonbank affiliates	(287)	(114)

Net cash from investing activities	(59,225)	(183,583)

Cash flows from financing activities:
Net change in deposits	44,269	39,023
Net change in short-term borrowings	(167,926)	15,468
Proceeds from long-term debt	125,032	104,375
Repayment of long-term debt	(43,701)	(56,763)
Net proceeds from issuance of subordinated debt securities	—	30,928
Cash dividends paid	(7,780)	(6,110)
Proceeds from stock options exercised	1,327	1,071
Tax benefit from stock options exercised	308	224
Purchases of common stock	(1,172)	—

Net cash from financing activities	(49,643)	128,216

Net change in cash and cash equivalents	(15,729)	7,964

Cash and cash equivalents at beginning of period	72,906	52,549

Cash and cash equivalents at end of period	$57,177	$60,513

Supplemental cash flow information:
Cash payments of interest expense	$70,986	$48,909
Cash payments of income taxes	$5,370	$7,833
Supplemental non-cash disclosures:
Stock portion of acquisition price of Insurance Center of Warren Agency, Inc.	—	550
Loans securitized	$26,226	$87,930
Transfer of loans to other real estate	$4,449	$1,837
Transfer of loans from portfolio to held-for-sale	$19,948	$—
Transfer of loans from held-for-sale to portfolio	$3,729	$30,839
Transfer from long-term to short-term borrowings	$7,500	$8,250

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s Annual Report on Form 10-K for the year ended June 30, 2006. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. If the Company adopts this pronouncement early, it would be effective July 1, 2007, otherwise it would become effective July 1, 2008. At the present time, the Company has not determined if it will elect early adoption, to what assets and liabilities it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

3. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Servicing rights:
Beginning of period	$19,496	$24,448	$16,167	$21,013
Additions	1,595	2,370	7,018	8,627
(Increase) decrease in valuation allowance	77	256	41	611
Sale of servicing rights	—	(10,987)	—	(10,987)
Amortized to expense	(1,076)	(1,328)	(3,134)	(4,505)

End of period	$20,092	$14,759	$20,092	$14,759

The fair value of mortgage servicing assets was $22,038 at March 31, 2007 and $19,986 at June 30, 2006. Noninterest-bearing deposits included $18,854 and $16,528 of custodial account deposits related to loans serviced for others as of March 31, 2007 and June 30, 2006, respectively. Loans serviced for others, which are not reported as assets, were $2,035,508 and $1,627,595 at March 31, 2007 and June 30, 2006 respectively.

4. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	March 31, 2007	June 30, 2006
Short-term borrowings:
Federal Home Loan Bank advances	$188,580	$354,674
Securities sold under agreement to repurchase	35,181	29,513

Total	$223,761	$384,187

Long-term debt:
Federal Home Loan Bank advances	$279,678	$249,232
Securities sold under agreement to repurchase	57,000	14,500
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$398,535	$325,589

5. Stock Compensation Plans

(Dollars in thousands, except per share data.)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified prospective transition method. Under that transition method, compensation cost includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Nine months ended March 31, 2007			Nine months ended March 31, 2006
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	764,084	$13.47		859,554	$13.28
Forfeited	(373)	$16.74		—	$—
Exercised	(107,740)	$12.32		(89,207)	$12.01
Granted	101,014	$21.85		2,000	$20.98

Stock options outstanding, end of period	756,985	$14.76	$4,802	772,347	$13.45	$8,765

Stock option exercisable, end of period	591,343	$13.07	$4,751	681,564	$12.70	$8,250

The fair value of stock options granted during the nine months ended March 31, 2007 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following range of assumptions:

Expected average risk-free interest rate	4.46% - 4.88%
Expected average life	6.00 years
Expected volatility	24.03% -24.71%
Expected dividend yield	2.56% - 2.95%

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

The following is the unvested common stock grant activity for the periods indicated:

	Nine months ended March 31, 2007			Nine months ended March 31, 2006
	Shares	Per Share Value	Weighted Average Aggregate Intrinsic Value	Shares	Per Share Value	Weighted Average Aggregate Intrinsic Value
Issued and unvested, beginning of period	1,855	$19.42		4,875	$18.05
Granted	11,232	21.86		—	—
Vested	(135)	19.58		(2,265)	17.20

Issued and unvested, end of period	12,952	$21.53	$273	2,610	$18.78	$65

6. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of March 31, 2007 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$338,923	$(133)
Standby letters of credit	13,418	—

OTHER OBLIGATIONS
Commitments to disburse construction loan funds	$167,267
Commitments to originate or purchase loans	219,698
Commitments to sell loans	—
Unused lines of credit	224,775
Commercial letters of credit	53,753

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

7. Earnings per Share

(Dollars in thousands, except per share data.)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Basic earnings per share computation:
Net Income	$6,467	$6,326	$19,999	$18,539

Gross weighted average shares outstanding	17,497,482	15,118,506	17,468,541	15,088,153
Less: Average unearned ESOP shares	(410,380)	(469,732)	(425,347)	(484,699)
Less: Average unearned RRP shares	(80,686)	(84,030)	(81,552)	(84,719)

Net weighted average shares outstanding	17,006,416	14,564,744	16,961,642	14,518,735

Basic earnings per share	$0.38	$0.43	$1.18	$1.28

Diluted earnings per share computation:
Net Income	$6,467	$6,326	$19,999	$18,539

Weighted average shares outstanding for basic earnings per share	17,006,416	14,564,744	16,961,642	14,518,735
Add: Dilutive effects of assumed exercises of stock options	207,460	275,986	232,429	258,693
Add: Dilutive effects of unearned
Recognition and Retention Plan shares	241	483	485	442

Weighted average shares and potentially dilutive shares	17,214,117	14,841,213	17,194,556	14,777,870

Diluted earnings per share	$0.38	$0.43	$1.16	$1.25

There were stock options for 1,000 shares that were antidilutive for the three and nine month periods ending March 31, 2007. These stock options were not considered in the computation of diluted earnings per share. There were no stock options that were antidilutive for the three and nine month periods ending March 31, 2006.

8. Subsequent Event

(Dollars in thousands)

At the close of business on April 27, 2007, the Company completed the acquisition of seven Republic Bank branches in the greater Flint, Michigan area from Republic Bank and Citizens Banking Corporation. The transaction resulted in First Place Bank assuming $200,905 in deposits, and receiving $29,108 in fixed assets and consumer loans and $163,972 in cash.

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

Business Overview

Background. The Company is a unitary savings and loan holding company formed as a result of the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank. In December 2000, the Company completed a merger of equals with FFY Financial Corp. In May 2004, the Company acquired Franklin Bancorp Inc.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern). On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the acquisition, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. Management believes that this acquisition will represent a significant step in the Company’s strategic vision to expand the franchise across Ohio. It is a natural progression west from several Cleveland markets where the Company has experienced historical growth and it fills in some of the areas between the Mahoning Valley in Ohio and its operations in Southern Michigan.

At the close of business on April 27, 2007, the Company completed the acquisition of seven Republic Bank branches in the greater Flint, Michigan area from Republic Bank and Citizens Banking Corporation. The transaction resulted in First Place Bank assuming $200,905 in deposits, and receiving $29,108 in fixed assets and consumer loans and $163,972 in cash. Management believes that this acquisition positions the Company to achieve the goal of strengthening its base of core deposit funds to meet growing demand in the commercial sector. It also represents a natural extension of its footprint in the Michigan market by expanding its branch presence into the Flint, Michigan area.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. As of March 31, 2007, the Company had $3.1 billion in assets and was the largest publicly traded thrift institution in Ohio.

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

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2007 and 2006

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Total assets	$3,095,397	$2,647,155	$448,242	16.9%
Net income	$6,467	$6,326	$141	2.2%
Diluted earnings per share	$0.38	$0.43	$(0.05)	(11.6)%
Return on average equity	8.02%	10.30%		(2.28)%
Return on average assets	0.85%	0.98%		(0.13)%
Net interest margin	3.15%	3.17%		(0.02)%
Efficiency ratio	62.02%	61.56%		0.46%
Noninterest expense as a percent of average assets	2.43%	2.58%		(0.15)%
Non-performing assets to total assets	1.06%	0.75%		0.31%
Tangible equity to tangible assets	7.60%	7.11%		0.49%

Summary. Net income of $6.5 million for the quarter ended March 31, 2007 was an increase of $0.2 million or 2.2% from net income of $6.3 million for the quarter ended March 31, 2006. Diluted earnings per share were $0.38 for the current quarter compared with $0.43 for the prior-year quarter, a decrease of 11.6%. Return on average equity for the current quarter was 8.02% compared with 10.30% for the same quarter in the prior year. Total assets increased $448 million to $3.095 billion at March 31, 2007 from $2.647 billion at March 31, 2006. The increase in total assets was primarily due to the acquisition of Northern. Diluted earnings per share decreased in the current quarter compared to the prior year quarter even though net income increased over the same periods. This was due to an increase in diluted shares outstanding in the current quarter. The Company issued approximately 2.3 million shares of common stock as part of the consideration paid to acquire Northern. The increase in net income was primarily due to increases of $2.4 million in net interest income, $0.4 million in net gain on sale of loans, $0.3 million in other income – non-bank subsidiaries and a decrease of $0.9 million in loss on sale of securities, partially offset by a decrease of $1.6 in net gain on sale of loan servicing rights and an increase of $1.6 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a decline in the net interest margin. The growth in other income – nonbank subsidiaries for the current quarter was due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. The increase in noninterest expense was caused primarily by an increase in salaries, employee benefits, occupancy and intangible amortization expenses related to the new banking offices in Lorain County, Ohio added through the acquisition of Northern along with newly opened retail banking offices in Livonia and Shelby, Michigan. Even though noninterest expense increased, the ratio of noninterest expense to average assets decreased to 2.43% for the current quarter compared with 2.58% for the prior year quarter. Non-performing assets as a percent of total assets increased to 1.06% from 0.75% a year earlier.

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Nine Months Ended March 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Total assets	$3,095,397	$2,647,155	$448,242	16.9%
Net income	$19,999	$18,539	$1,460	7.9%
Diluted earnings per share	$1.16	$1.25	$(0.09)	(7.2)%
Return on average equity	8.29%	10.13%		(1.84)%
Return on average assets	0.87%	0.96%		(0.09)%
Net interest margin	3.12%	3.28%		(0.16)%
Efficiency ratio	61.22%	61.35%		(0.13)%
Noninterest expense as a percent of average assets	2.38%	2.55%		(0.17)%
Non-performing assets to total assets	1.06%	0.75%		0.31%
Tangible equity to tangible assets	7.60%	7.11%		0.49%

Summary. Net income of $20.0 million for the nine months ended March 31, 2007 was an increase of $1.5 million or 7.9% from net income of $18.5 million for the nine months ended March 31, 2006. Diluted earnings per share were $1.16 for the first nine months of fiscal year 2007 compared with $1.25 for the prior-year period, a decrease of 7.2%. Return on average equity for the nine months ended March 31, 2007 was 8.29% compared with 10.13% for the same period in the prior year. Total assets increased $448 million to $3.095 billion at March 31, 2007 from $2.647 billion at March 31, 2006. The increases in total assets and net income were primarily due to the acquisition of Northern including the sale of certain assets acquired with Northern. Diluted earnings per share decreased because net income grew more slowly than diluted shares outstanding. The Company issued approximately 2.3 million shares of common stock as part of the consideration paid to acquire Northern. The increase in net income was primarily due to increases of $7.0 million in net interest income, $0.8 million in net gain on sale of loans, $1.0 million in other income – non-bank subsidiaries and a decrease of $1.0 million in loss on sale of securities, partially offset by a decrease of $1.6 in net gain on sale of loan servicing rights and an increase of $5.4 million in noninterest expense. The increase in net interest income was primarily due to an increase in average interest-earning assets, partially offset by a decline in the net interest margin. The growth in other income – nonbank subsidiaries for the nine months ended March 31, 2007 was due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. The increase in noninterest expense was caused primarily by an increase in salaries, employee benefits, occupancy and intangible amortization expenses related to the new banking offices in Lorain County, Ohio added through the acquisition of Northern along with newly opened retail banking offices in Livonia and Shelby, Michigan. Even though noninterest expense increased, the ratio of noninterest expense to average assets decreased to 2.38% for the nine months ended March 31, 2007 compared with 2.55% for the prior year period. Non-performing assets as a percent of total assets increased to 1.06% from 0.75% a year earlier.

Net Interest Income. Net interest income for the quarter ended March 31, 2007, totaled $21.5 million, an increase of $2.4 million or 12.8% from $19.1 million for the quarter ended March 31, 2006. The increase in net interest income resulted from an increase of $383.1 million or 15.7% in average interest-earning assets compared to the same quarter a year ago, partially offset by a decline in the net interest margin to 3.15%, down from 3.17% in the prior year quarter. Net interest margin in the current quarter decreased as liability costs grew faster than asset yields. This decrease was due to the inversion of the yield curve from a positive slope in the prior year quarter to a slight negative slope during the current quarter.

The average yield on interest-earning assets was 6.60% for the quarter ended March 31, 2007, an increase of 40 basis points from 6.20% for the same quarter in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on interest-earning assets. The average rate paid on interest-bearing liabilities was 4.07% for the quarter ended March 31, 2007 compared to 3.45% for the prior year quarter, an increase of 62 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit and savings and money market accounts.

Net interest income for the nine months ended March 31, 2007, totaled $65.2 million, an increase of $7.0 million or 12.0% from $58.2 million for the nine months ended March 31, 2006. The increase in net interest income resulted from an increase of $434.0 million or 18.2% in average interest-earning assets compared to the same period a year ago, partially offset by a decline in the net interest margin to 3.12%, down from 3.28% in the prior year period. Net interest margin in the current nine month period benefited from the recognition of $0.9 million which represented the unamortized balance of a purchase accounting premium on a Federal Home Loan Bank advance that was called. In spite of this benefit, net interest margin decreased as liability costs grew faster than asset yields. This decrease was due to the inversion of the yield curve from a positive slope during the first nine months of fiscal 2006 to a slight negative slope during the first nine months of fiscal 2007.

The average yield on interest-earning assets was 6.57% for the nine months ended March 31, 2007, an increase of 46 basis points from 6.11% for the same period in the prior year. The increase was due to increases in the yields on loans, securities and Federal Home Loan Bank stock. In addition, an increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans, which also contributed to the increase in the overall yield on interest-earning assets. The average rate paid on interest-bearing liabilities was 4.00% for the nine months ended March 31, 2007 compared to 3.26% for the prior year period, an increase of 74 basis points. This increase was due to increases in the rates paid on short-term borrowings, certificates of deposit and savings and money market accounts. In addition, the mix of deposits changed to include a smaller percentage of checking, savings and money market accounts and a larger percentage of certificate of deposit accounts, which contributed to the increase in the rate paid on interest-bearing liabilities.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,520,838	$42,485	6.71%	$2,120,956	34,101	6.43%
Securities and interest-bearing deposits	265,108	3,763	5.68%	285,652	3,259	4.56%
Federal Home Loan Bank stock	33,214	515	6.36%	29,500	413	5.74%

Total interest-earning assets	2,819,160	46,763	6.60%	2,436,108	37,773	6.20%
Noninterest-earning assets
Cash and due from banks	35,740			51,150
Allowance for loan losses	(23,780)			(19,889)
Other assets	236,831			162,728

Total assets	$3,067,951			$2,630,097

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$141,012	169	0.48%	$118,941	133	0.44%
Savings and money market accounts	771,021	5,759	3.03%	647,341	4,007	2.46%
Certificates of deposit	960,157	11,361	4.80%	745,949	7,141	3.80%

Total deposits	1,872,190	17,289	3.75%	1,512,231	11,281	2.96%
Borrowings
Short-term borrowings	219,468	2,863	5.29%	268,250	2,878	4.26%
Long-term debt	385,511	4,737	4.98%	340,341	4,308	5.02%

Total interest-bearing liabilities	2,477,169	24,889	4.07%	2,120,822	18,467	3.45%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	222,941			226,624
Other liabilities	40,968			33,496

Total liabilities	2,741,078			2,380,942
Shareholders’ equity	326,873			249,155

Total liabilities and shareholders equity	$3,067,951			$2,630,097

Fully tax-equivalent net interest income		21,874			19,306
Interest rate spread			2.53%			2.75%
Net interest margin			3.15%			3.17%
Average interest-earning assets to average interest-bearing liabilities			113.81%			114.87%
Tax-equivalent adjustment		357			226

Net interest income		$21,517			$19,080

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Nine Months Ended March 31, 2007			Nine Months Ended March 31, 2006
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,519,549	$127,077	6.69%	$2,069,629	98,673	6.36%
Securities and interest-bearing deposits	271,688	11,267	5.53%	290,106	9,666	4.44%
Federal Home Loan Bank stock	32,875	1,470	5.96%	30,357	1,197	5.25%

Total interest-earning assets	2,824,112	139,814	6.57%	2,390,092	109,536	6.11%
Noninterest-earning assets
Cash and due from banks	52,448			51,351
Allowance for loan losses	(23,204)			(19,396)
Other assets	209,782			160,615

Total assets	$3,063,138			$2,582,662

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$138,555	505	0.49%	$118,186	414	0.47%
Savings and money market accounts	758,076	16,512	2.92%	647,098	10,827	2.23%
Certificates of deposit	967,313	34,035	4.72%	747,923	20,519	3.65%

Total deposits	1,863,944	51,052	3.68%	1,513,207	31,760	2.80%
Borrowings
Short-term borrowings	261,343	10,127	5.20%	259,578	7,528	3.86%
Long-term debt	341,941	12,395	4.86%	297,204	11,417	5.12%

Total interest-bearing liabilities	2,467,228	73,574	4.00%	2,069,989	50,705	3.26%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	228,535			233,591
Other liabilities	45,819			35,283

Total liabilities	2,741,582			2,338,863
Shareholders’ equity	321,556			243,799

Total liabilities and shareholders equity	$3,063,138			$2,582,662

Fully tax-equivalent net interest income		66,240			58,831
Interest rate spread			2.57%			2.85%
Net interest margin			3.12%			3.28%
Average interest-earning assets to average interest-bearing liabilities			114.46%			115.46%
Tax-equivalent adjustment		1,089			668

Net interest income		$65,151			$58,163

Provision for Loan Losses. The provision for loan losses was $1.4 million for the quarter ended March 31, 2007 and $1.0 million for the quarter ended March 31, 2006. Net charge-offs were $1.0 million for the quarter ended March 31, 2007 and $0.5 million for the prior year quarter. Total loans were $2.421 billion at March 31, 2007 compared with $2.064 billion at March 31, 2006. Non-performing loans were 1.14% of total loans for the quarter ended March 31, 2007 compared with 0.78% for the prior year quarter. The increase in the provision in the current quarter compared with the prior year quarter is consistent with the increase in total loans and in non-performing loans. The provision for loan losses was $4.2 million for the nine months ended March 31, 2007 compared with $3.6 million for the nine months ended March 31, 2006. Net charge-offs for the nine months ended March 31, 2007 were $2.7 million compared with $1.7 million for the comparable period in the prior year. Non-performing loans were $27.6 million at March 31, 2007 compared with $16.1 million at March 31, 2006. The increase in the provision in the first nine months compared with the prior year is consistent with the increase total loans and in non-performing loans.

Noninterest Income. Noninterest income totaled $7.8 million for the quarter ended March 31, 2007, a decrease of $0.1 million or 1.5% from $7.9 million in the prior year quarter. The decrease in noninterest income for the quarter ended March 31, 2007 was due to decreases in loss on sale of securities and loan servicing income, partially offset by increases in service charges, net gains on sale of loans and other income – nonbank subsidiaries. Noninterest income totaled $23.2 million for the nine months ended March 31, 2007, an increase of $1.6 million or 7.4% from $21.6 million in the prior year period. The increase in noninterest income for the nine months ended March 31, 2007 was due to increases in service charges, net gains on sale of loans and other income – nonbank subsidiaries, partially offset by decreases in loss on sale of securities and loan servicing income.

Net gain on the sale of securities changed to no gain or loss in the current quarter from a $0.9 million loss in the prior year quarter. Net gain on the sale of securities increased to $0.1 million gain for the nine months ending March 31, 2007 from a $0.9 million loss in the prior year period. The losses in the prior year were the result of a restructuring program of the investment portfolio in which the Company sold $42 million in low-yielding securities in order to reinvest the proceeds at higher rates.

Service charges increased $0.1 million for the quarter ended March 31, 2007, as compared with the prior year quarter. Service charges increased $0.3 million for the nine months ended March 31, 2007, as compared with the prior year period. The increases were due to additional deposit accounts from the Northern acquisition.

Net gain on the sale of loans for the three months ended March 31, 2007, was $1.8 million compared with $1.4 million for the three months ended March 31, 2006. The volume of loans sold during the current quarter decreased to $200 million compared with $220 million in the prior year quarter. During the current quarter, the Company sold $15 million in aged fixed rate loans from Northern resulting in a net gain on sale of $0.5 million. Even though the net gain on sale of loans increased, higher average profit margins on the sale of loans offset the decline in volume.

Net gain on the sale of loans for the nine months ended March 31, 2007, was $5.5 million compared with $4.7 million for the nine months ended March 31, 2006. The volume of loans sold during the nine months ended March 31, 2007 decreased to $717 million compared with $791 million in the prior year period. However, higher average profit margins on the sale of loans offset the decline in volume. The Company’s normal volume of loan sales was supplemented during the nine months ending March 31, 2007 by $113 million of loans that were part of the Northern acquisition. While those loans would have provided additional current income, they were all fixed rate loans and holding them would have increased the Company’s exposure to rate risk. Therefore, the Company elected to sell the loans to maintain an interest rate risk profile near the level it stood prior to the Northern acquisition. The Company realized $2.0 million on the sale of the $113 million in loans acquired with Northern. The remaining gains on sale of loans from current activity were $3.5 million on sales of $604 million of loans. This represents a significant decline in volume from the same period in the prior year. The decline in volume was due to a decline in the market for mortgage loans due to an increase in short-term and long-term interest rates from the prior year period.

Other income – nonbank subsidiaries was $2.5 million in the current quarter, an increase of $0.3 million from $2.2 million in the prior year quarter. Other income – nonbank subsidiaries was $6.8 million in the nine months ended March 31, 2007, an increase of $1.0 million from $5.8 million in the nine month period in the prior year. These increases were due to growth in commission income in the Company’s insurance, real estate and brokerage affiliates. Also contributing to the increases was the February 2006 acquisition of Insurance Center of Warren by the Company’s wholly owned subsidiary First Place Insurance Agency Ltd.

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

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$405	$467	$912	$470
Change in impairment	77	256	41	611

Total loan servicing income	$482	$723	$953	$1,081

The decrease in total loan servicing income in the current quarter compared with the prior year quarter was primarily due to a decrease in the recovery of previously provided impairment charges, and to a lesser extent from a decline in net loan servicing revenue. The decrease in total loan servicing income in the nine months ended March 31, 2007 compared with the same period in the prior year was primarily due to a decrease in the recovery of impairment charges, partially offset by an increase in net loan servicing revenue.

The process used to arrive at the estimated aggregate fair value of the Company’s loan servicing rights is a material estimate that is particularly susceptible to significant changes in the near term as interest rates and other factors change. The value of the loan servicing rights portfolio is analyzed quarterly by considering critical assumptions for prepayment speeds, the targeted investor yield to a buyer of loan servicing rights, and float on escrows. While the Company obtains an outside independent expert evaluation of loan servicing rights each quarter in order to make the process as accurate as possible, the process is still driven by assumptions about future market activity. Market interest rates are an external factor that has a material influence on this valuation process because interest rates influence prepayment speeds and targeted investor yield.

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

Noninterest Expense. Noninterest expense increased $1.6 million or 9.8% to $18.4 million for the three months ended March 31, 2007, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.43% for the quarter ended March 31, 2007 compared to 2.58% for the prior year quarter. The efficiency ratio for the three months ended March 31, 2007, was 62.0% compared with 61.6% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and in occupancy and equipment. Salaries and employee benefits increased $1.3 million or 15.4% in the current quarter compared to the same quarter in the prior year. Occupancy and equipment costs increased $0.4 million or 15.5% in the current quarter compared to the same quarter in the prior year. The primary reason for the increases were additional compensation, benefits and occupancy costs of the new retail banking offices in Lorain County, Ohio acquired with Northern along with newly opened retail banking offices in Livonia and Shelby, Michigan.

Noninterest expense increased $5.4 million or 10.9% to $54.8 million for the nine months ended March 31, 2007, compared with the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.38% for the nine months ended March 31, 2007 compared to 2.55% for the prior year period. The efficiency ratio for the nine months ended March 31, 2007, was 61.2% compared with 61.4% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits and in occupancy and equipment. Salaries and employee benefits increased $2.8 million or 11.2% for the nine months ended March 31, 2007 compared to the same period in the prior year. Occupancy and equipment increased $1.3 million or 16.9% for the nine months ended March 31, 2007 compared to the same period in the prior year. The primary reason for the increases were the addition of compensation, benefits and occupancy costs of the new retail banking offices in Lorain County, Ohio acquired with Northern along with newly opened retail banking offices in Livonia and Shelby, Michigan.

Income Taxes. Income tax expense was $3.0 million for the three months ended March 31, 2007, compared with $2.9 million for the prior year quarter. The effective tax rate was 31.8% for the three months ended March 31, 2007 compared with 31.4% for the prior year quarter. Income tax expense was $9.4 million for the nine months ended March 31, 2007, compared with $8.3 million for the prior year period. The effective tax rate was 31.9% for the nine months ended March 31, 2007 compared with 31.0% for the prior year period.

Financial Condition

General. Assets totaled $3.095 billion at March 31, 2007, a decrease of $18 million or 0.6% from June 30, 2006. This decrease was primarily due to the Company’s sale of $17 million in securities available for sale and $113 million in loans held for sale that were existing assets of Northern as of the acquisition date, partially offset by a net increase in the loan portfolio of $96 million. Funds from the sales of securities held for sale and loans held for sale were used to reduce overnight borrowings at the Federal Home Loan Bank. All of the Northern assets sold were fixed rate assets and were sold primarily to achieve management’s interest rate risk objectives. Capital ratios increased with the ratio of equity to total assets at March 31, 2007 of 10.67% as compared with 10.01% at June 30, 2006. Tangible equity also increased to $227 million at March 31, 2007 compared with $183 million at June 30, 2006.

Securities. Securities available for sale totaled $267 million at March 31, 2007, compared to $303 million at June 30, 2006, a decrease of $36 million or 11.8%. During the first nine months of 2007, the Company received proceeds from sales of securities of $20 million and proceeds from maturities and calls of $31 million, partially offset by purchases of $10 million. The $20 million in proceeds from sales was primarily the result of a portfolio restructuring program in which $17 million of fixed rate securities of Northern were sold and the proceeds reinvested into higher yielding securities.

Loans Held for Sale. Loans held for sale totaled $109 million at March 31, 2007, compared to $155 million at June 30, 2006, a decrease of $46 million or 29.5%. The decrease was due to the Company’s sale of $113 million in loans held for sale that were existing assets of Northern as of the acquisition date, partially offset by $20 million in loans transferred from the portfolio to held for sale. In addition, an increase in the level of mortgage closings in March 2007 served to offset the sale of Northern loans.

Loans. The loan portfolio totaled $2.421 billion at March 31, 2007, an increase of $71 million, or 3.0% from June 30, 2006. The increase in the loan portfolio was due to an increase of $146 million, or 22.7% annualized, in commercial loans, offset by decreases of $64 million in mortgage and construction loans and $11 million in consumer loans. At March 31, 2007, commercial loans accounted for 41.4% of the loan portfolio, which is up from 36.4% at June 30, 2006.

	As of March 31, 2007		As of June 30, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,059,526	43.8%	$1,123,911	47.8%
Commercial	1,001,661	41.4%	856,129	36.4%
Consumer	360,103	14.8%	370,744	15.8%

Total loans	$2,421,290	100.0%	$2,350,784	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	3/31/07	12/31/06	9/30/06	6/30/06	3/31/06
Non-performing assets	$32,732	$29,439	$26,184	$20,695	$19,940
Non-performing assets as a % of total assets	1.06%	0.96%	0.87%	0.66%	0.75%
Non-performing loans	$27,630	$25,702	$22,284	$16,771	$16,117
Non-performing loans as a % of total loans	1.14%	1.06%	0.94%	0.71%	0.78%
Delinquent loans	$45,351	$40,650	$35,687	$26,537	$23,673
Delinquent loans as a % of total loans	1.87%	1.68%	1.51%	1.13%	1.15%
Allowance for loan losses	$23,844	$23,425	$22,819	$22,319	$20,170
Allowance for loan losses as a % of loans	0.98%	0.97%	0.97%	0.95%	0.98%
Allowance for loan losses as a % of non-performing loans	86.30%	91.14%	102.40%	133.08%	125.15%

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

Non-performing assets at March 31, 2007 were $32.7 million or 1.06% of total assets compared with $29.4 million or 0.96% of total assets at December 31, 2006 and $20.7 million or 0.66% of total assets at June 30, 2006. The change in non-performing assets was primarily related to an increase of $1.4 million in real estate owned and an increase of $1.9 million in non-performing loans. Non-performing loans were $27.6 million at March 31, 2007, $25.7 million at December 31, 2006 and $16.8 million at June 30, 2006. The increase in nonperforming loans was composed of $1.1 million of commercial loans, $0.4 million of mortgage and construction loans and $0.4 million of consumer loans. It is important to note that of the total nonperforming loans at March 31, 2007, 91% were secured by real estate. Real estate loans are generally well secured and if these loans do default, the actual losses are often only a fraction of the total loan amount. Delinquent loans were $45.3 million, $40.7 million and $26.5 million at March 31, 2007, December 31, 2006 and June 30, 2006, respectively. The provision for loan losses for the current quarter was $1.4 million up $15,000 from the preceding quarter and up $412,000 from the same quarter in the prior year. The provision of $1.4 million in the current quarter was $0.4 million or 42% higher than net charge-offs in the current quarter of $1.0 million. The allowance for loan losses increased during the quarter to $23.8 million at March 31, 2007, up $1.5 million from $22.3 million at June 30, 2006. The ratio for the allowance for loan losses as a percent of total loans was 0.98% as of March 31, 2007 and 0.95% as of June 30, 2006. The increase in the allowance over prior periods is consistent with the increase in nonperforming loans.

Other Assets. Other assets increased $10 million to $86 million at March 31, 2007, compared with $76 million at June 30, 2006. One of the components of other assets is loan servicing rights. Loan servicing rights increased $3.9 million to $20.1 million as of March 31, 2007 and $16.2 million as of June 30, 2006.

Deposits. Deposits increased $43 million, or 2.1% during the first nine months of fiscal 2007 and totaled $2.104 billion at March 31, 2007, compared to $2.061 billion at June 30, 2006. This increase was composed of an increase of $85 million in retail deposits, offset by a decrease of $42 million of brokered certificates of deposit. The Company has chosen not to renew brokered deposits due to the success of the branches in raising retail deposits. At March 31, 2007, the Company had $36 million in brokered deposits compared to $78 million at June 30, 2006. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings and Debt. During the first nine months of fiscal year 2007, long-term debt showed a net increase of $73 million as a result of a net increase of $30 million in long-term borrowings from the Federal Home Loan Bank and a net increase of $51 million in long-term securities sold under agreements to repurchase, partially offset by an $8 million reclassification of borrowings from long-term to short-term. The Company borrowed $75 million in long-term fixed-rate advances from the Federal Home Loan Bank with an original maturities ranging from thirty-six to two hundred forty months at rates ranging from 4.07% to 5.25% with a weighted average rate of 4.22%. The Company also sold $50 million in securities under agreements to repurchase with original maturity dates through December, 2037 at a rates ranging from 4.08% to 4.30%. During the first nine months of fiscal year 2007, short-term borrowings showed a net decrease of $160 million consisting of a decrease of $174 million in short-term borrowings, partially offset by an increase of $6 million in short-term securities sold under agreements to repurchase and an $8 million reclassification of borrowings from long-term to short-term. At March 31, 2007, $189 million of the $224 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The $164 million in cash to be received in April, 2007 from the purchase of the Republic Bank branches will be used to pay down these overnight borrowings from the Federal Home Loan Bank.

Capital Resources. Total shareholders’ equity increased $19 million, or 6.0% during the nine months ended March 31, 2007, and totaled $330 million. The primary components of the increase in shareholders’ equity were net income of $20 million and a $4 million increase from the change in unrealized gain on available for sale securities. These increases were offset by dividends declared on the Company’s common stock totaling $8 million. During the first nine months of the fiscal year, the Company repurchased 55,046 shares of common stock at an average price of $21.29 per share. During March 2007, the Company’s board of directors authorized the purchase of up to 800,000 shares of issued and outstanding common stock over the following 12 month period. Under that authorization, an additional 787,155 shares can be repurchased through March 20, 2008. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. Tangible equity also increased to $227 million at March 31, 2007 compared with $183 million at June 30, 2006.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of First Place Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at March 31, 2007 follows:

	Actual ratio at March 31, 2007	Actual ratio at June 30, 2006	Well-capitalized ratio
Total capital to risk-weighted assets	11.64%	11.16%	10.00%
Tier 1 (core) capital to risk-weighted assets	10.61%	10.18%	6.00%
Tier 1 (core) capital to adjusted total assets	8.25%	7.45%	5.00%

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

At March 31, 2007, the Company had $111 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $59 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $167 million of cash and unpledged securities, Federal Home Loan Bank availability of $131 million and $10 million of availability in an unsecured commercial bank line of credit at June 30, 2006. Potential cash available as measured by liquid assets and borrowing capacity has decreased $128 million through March 31, 2007 primarily due to reductions in the total borrowing capacity at the FHLB caused by changes in the mix and asset quality characteristics in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from First Place Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At March 31, 2007, the holding company had cash and unpledged securities of $28 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, First Place Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as First Place Bank would remain well capitalized. At the present time, First Place Bank could pay approximately $35 million of dividends without OTS approval. Future dividend payments by First Place Bank beyond the $35 million currently available would be based upon future earnings or the approval of the OTS.

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

Basis point change in rates	NPV ratio March 31, 2007	NPV ratio June 30, 2006
Up 200	9.84%	8.57%
Up 100	10.88%	10.09%
No change	11.73%	11.24%
Down 100	12.35%	12.12%
Down 200	12.82%	12.85%

The NPV projections indicate that the Company has experienced a decrease in its exposure to rising interest rates and in its potential benefit from falling interest rates during the nine months ended March 31, 2007. The NPV ratio for no change in rates has increased 49 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

Item 4. Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of March 31, 2007. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock for the Quarter Ended March 31, 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
January 1, 2007 - January 31, 2007	4,000	$22.33	4,000	496,000
February 1, 2007 - February 28, 2007	20,900	$21.91	20,900	475,100
March 1, 2007 - March 31, 2007	30,146	$20.73	30,146	787,155

Total	55,046	$21.29	55,046

Of the total shares repurchased, 42,201 shares were repurchased pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 21, 2006. This program provided for the repurchase of up to a maximum of 500,000 shares and was in force through March 20, 2007. On March 20, 2007, the Company’s board of directors publicly announced that it had approved a new buy-back program authorizing the repurchase of up to 800,000 shares of the Company’s common stock. There were 12,845 shares repurchased pursuant to the March 2007 authorization and there are 787,155 shares remaining that may be repurchased under this authorization. The authorization is in force through March 20, 2008.

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

FIRST PLACE FINANCIAL CORP.

Date: May 9, 2007	/s/ Steven R. Lewis	/s/ Paul S. Musgrove
	Steven R. Lewis	Paul S. Musgrove
	President and Chief Executive Officer	Chief Financial Officer