Form 10-K
period 2007-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2007-09-07
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act YES   ☐     NO   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES  ☐    NO  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):     YES   ☐     NO   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $356.8 million based upon the last sales price as of December 31, 2006. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of August 31, 2007, the Registrant had 16,811,216 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held on October 25, 2007.

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

Item 1. Business

General. First Place Financial Corp. was organized in August 1998 for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal Savings and Loan Association of Warren (First Federal). The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings association was completed on December 31, 1998. On May 12, 2000, the Company acquired Ravenna Savings Bank, with total assets of $200 million. On December 22, 2000, the Company completed a merger-of-equals transaction with FFY Financial Corp (FFY), with total assets of $680 million. FFY was merged into the Company, and FFY’s thrift subsidiary, FFY Bank, was merged into First Federal. As a part of the merger transaction, the Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank (Bank).

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

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern). On June 28, 2006, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. At the time of the merger, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank. The retail locations that were part of Northern continued to operate as the Northern Savings Division of First Place Bank until the first quarter of calendar 2007 when the data processing systems and signage was converted to the name First Place Bank.

For purposes of describing the business of the subsidiary savings associations, First Place Bank and The Northern Savings & Loan Company, we will use the terms “Bank” or “Banks” to mean both institutions from June 27, 2006 through July 25, 2006 and “Bank” to mean First Place Bank for all other time periods referenced herein.

On April 27, 2007, the Bank completed the acquisition of seven retail banking offices in the greater Flint, Michigan area acquired from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens). As of that date, the Bank recorded the purchase of the offices that resulted in First Place Bank assuming $200 million in deposits, and receiving $29 million in consumer loans and fixed assets and $164 million in cash. The acquisition was accounted for as a business combination using the purchase method and the results of operations of the offices have been included in the consolidated financial statements since the acquisition date.

As of June 30, 2007, the Company operates 41 retail locations, 2 business financial service centers and 18 loan production offices through the First Place Bank and Franklin Bank divisions of First Place Bank.

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

No individual nonbanking affiliate accounts for more than 4.2% of total revenue or 0.4% of total assets. These nonbanking affiliates are managed to generate net income and to contribute to the profitability of the Company. In addition, these affiliates are operated with the goal of providing a comprehensive line of financial products for customers so that the Company can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources, including access to employee benefit programs. Based on the relative size and importance of the banking affiliates to the Company as a whole, the discussion of the business will focus primarily on the Bank.

The Company’s internet site, www.firstplacebank.com, contains an Investor Relations section that provides annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, free of charge, as soon as reasonably practicable after the Company has filed these documents with, or furnished them to, the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 105 F Street N.E., NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge, as soon as reasonably practicable after the Company has filed the above referenced reports.

Market Area. Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, the Company operates a community-oriented savings institution in three separate Midwest markets. First Place Bank currently operates 21 retail locations in Trumbull, Mahoning and Portage counties in Ohio. In the Cleveland metropolitan area of Ohio, the Bank operates 6 retail locations in Lorain County and two business financial centers in Cuyahoga County. The Franklin Bank Division of First Place Bank has 14 retail locations, located in Southeastern Michigan between the Detroit and Flint metropolitan areas. In addition, the Company, through the Bank, operates 11 loan production offices located throughout Ohio, four located in Michigan and three located in Indiana.

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

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 4.3% and 8.6% since 2000 and is currently 6.7% at June 30, 2007. The average unemployment rate for the state of Ohio ranged from a low of 4.0% to a high of 6.2% over the same time period. U. S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. The Bank’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

The Company has two business financial centers in the suburban communities of Solon and North Olmsted in Cuyahoga County. Cuyahoga County has also experienced a shift of employment from manufacturing to service industries, which has been taking place for more than 20 years. Cleveland has been more successful in shifting from a manufacturing center to a service industry center. That trend is reflected in more favorable annual unemployment rates, which ranged from a low of 3.9% to a high of 6.0% since 2000. Those rates are marginally more favorable than the rates for the state of Ohio over the same period. The Company has been successful in penetrating the residential mortgage market in Cuyahoga County. For the period from January 2007 to June 2007, First Place Bank ranked fifth among financial institutions in residential mortgage loans closed in Cuyahoga County.

Lorain County, Ohio, approximately 30 miles west of Cleveland, is slowly diversifying its economic base from largely manufacturing to include a servicing sector. The annual unemployment rate for Lorain County has fluctuated between 4.1% and 6.3% since 2000 and is currently 6.3%. Major employers in Lorain County are Ford Motor Co., Community Health Partners, EMH Regional Medical Center, Invacare Corp. and Lorain County itself. Attracted by affordable land and relatively low taxes, the county’s residential population has grown approximately 4% over the past few years. For the period from January 2007 to June 2007, First Place Bank ranked second among financial institutions in residential mortgage loans closed in Lorain County.

The Franklin Bank Division of First Place Bank has seven retail offices located in Genesee County, four located in Oakland County, two in Wayne County and one in Macomb County, all located in Southeastern Michigan between the Detroit and Flint metropolitan areas. Employment in the area includes a variety of industries including manufacturing, service and education. Genesee County, also located in Southeastern Michigan includes the Flint metropolitan area. Employment is based largely in manufacturing, particularly in the auto and auto-related products industries. The annual unemployment rate for Genesee County and the Flint metropolitan area has fluctuated between 3.6% and 10.5% since 2000 and is currently 8.3% at June 30, 2007. Major employers in Genesee County are General Motors Corp., Delphi Automotive Systems Corp. and various regional health care centers. From 2000 through 2004, Oakland County lost approximately 53,000 jobs, but in 2005 added 1,900 jobs. Oakland County unemployment rate has ranked between 3.7% and 7.2% during that period. However, Oakland County recently ranked first among Michigan’s 83 counties in per capita income and in the top 1% in the United States. Franklin’s position as one of the few community banks in the area has enabled Franklin to be successful in marketing banking services to small to medium size businesses and their owners.

The Bank operates loan production offices in Ohio, Michigan and Indiana. Ohio loan production offices are located in Boardman, Canton, Centerville, Cincinnati, Grove City, Howland, Hudson, Mount Vernon, Newark, Ravenna, Toledo, Uniontown, Worthington and Youngstown. The Michigan loan production offices are located in East Lansing, Grand Blanc, Holland and Jackson. The Indiana loan production offices are located in Carmel and Indianapolis. These offices along with business financial centers in Solon and North Olmsted, Ohio provide the Company access to many of the larger growing markets in Ohio, Michigan and Indiana. The majority of the business generated in these locations is mortgage banking business, which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. However, the Company also originates commercial loans through loan production offices and has expanded this business in fiscal 2007. These strategies also result in generating loans over a larger geographic area which reduces the Company’s exposure to downturns in specific local economies.

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

Lending Activities

General. The largest component of the Company’s loan portfolio has historically been first mortgage loans secured by one-to four-family residences. However, the Company anticipates that commercial loans will grow faster than residential mortgage portfolio loans in fiscal 2008. Currently, the Company’s 1-4 family lending activity is primarily mortgage banking activity. The strategy is to sell most of the fixed-rate production in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. The Company also sells the majority of adjustable-rate mortgage loans. Agency eligible loan production is primarily sold to Fannie Mae and Freddie Mac. Loans that do not qualify for sale to those agencies are sold to private buyers, primarily other financial institutions.

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

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
1-4 family residential real estate loans
Permanent financing	$984,135	39.2%	$950,133	40.4%	$643,617	35.1%	$698,002	46.5%	$538,248	59.7%
Construction	95,653	3.8%	173,778	7.4%	162,677	8.9%	104,133	6.9%	41,004	4.5%

Total	1,079,788	43.0%	1,123,911	47.8%	806,294	44.0%	802,135	53.4%	579,252	64.2%
Commercial loans
Multifamily real estate	134,308	5.4%	106,999	4.5%	87,712	4.8%	89,575	6.0%	27,213	3.0%
Commercial real estate	565,342	22.5%	429,694	18.3%	396,206	21.7%	259,681	17.3%	99,058	11.0%
Commercial construction	96,768	3.9%	75,491	3.2%	79,206	4.3%	24,526	1.6%	9,013	1.0%
Commercial non real estate	250,475	10.0%	243,945	10.4%	152,779	8.3%	120,743	8.1%	24,947	2.8%

Total	1,046,893	41.8%	856,129	36.4%	715,903	39.1%	494,525	33.0%	160,231	17.8%
Consumer loans
Home equity lines of credit	187,305	7.5%	191,658	8.2%	171,982	9.4%	115,608	7.7%	84,552	9.4%
Home equity	180,868	7.2%	170,189	7.2%	124,041	6.8%	65,973	4.4%	35,287	3.9%
Automobiles and other	12,838	0.5%	8,897	0.4%	12,901	0.7%	22,280	1.5%	42,123	4.7%

Total	381,011	15.2%	370,744	15.8%	308,924	16.9%	203,861	13.6%	161,962	18.0%

Total loans receivable	2,507,692	100.0%	2,350,784	100.0%	1,831,121	100.0%	1,500,521	100.0%	901,445	100.0%

Allowance for loan losses	(25,851)		(22,319)		(18,266)		(16,528)		(9,603)

Loans receivable, net	$2,481,841		$2,328,465		$1,812,855		$1,483,993		$891,842

Loan Originations. The Company currently originates residential mortgage and other loans through two business financial centers in Solon and North Olmsted, Ohio and through its network of loan production offices located in Ohio, Michigan, Indiana and to a lesser extent through its retail network. The majority of these offices are located outside of the counties where the Company has retail locations. This allows the Company to geographically diversify its loan production and portfolio. The Company is committed to providing community-based financial services which are comprehensive in nature. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2007, the Company originated $1.120 billion in mortgage loans, which represented a decrease of $239 million compared to the prior year, due to long-term interest rates which were generally higher during fiscal 2007 than in fiscal 2006. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential originations in fiscal 2008. The Company anticipates that mortgage banking activity in fiscal 2008 will remain at current levels or grow due to the addition of residential loan production offices in Indianapolis, Indiana, and Grove City and Canton, Ohio. All loans originated are underwritten pursuant to the Company’s policies and procedures, which are described in more detail below. The Company originates both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 40 years. Loans for the construction of residential real estate are made primarily with construction periods of up to two years. Residential construction loans may be short-term loans to builders to finance construction of a home, or they may be long-term loans of up to 40 years, which finance both the construction and permanent financing needs of a homeowner. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates.

The Company also originates commercial and consumer loans in order to make the loan portfolio more diversified and to increase loan yields. From fiscal 2003 through fiscal 2005, the Company had been expanding commercial lending more rapidly than residential mortgage lending. This trend reversed during 2006 due to the acquisition of Northern as their loan portfolio was predominantly residential mortgage loans. The Company returned to adding more commercial loans than residential mortgage loans in fiscal 2007 and management anticipates that the Company will continue this practice through fiscal 2008. Commercial loans are generally real estate based, but also include loans for the purchase of other assets such as plant and equipment and to finance working capital. Consumer loans are primarily home equity loans and home equity lines of credit.

Loan Maturity and Repricing. The following table shows the contractual maturity of the loan portfolio at June 30, 2007. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments, scheduled principal amortization or enforcement of due-on-sale clauses.

	At June 30, 2007
	Real Estate Mortgage	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$148,380	$380,971	$44,364	$573,715
After one year:
More than one year to five years	110,635	459,611	63,304	633,550
More than five years	820,773	206,311	273,343	1,300,427

Total due after June 30, 2008	931,408	665,922	336,647	1,933,977

Total amount due	$1,079,788	$1,046,893	$381,011	$2,507,692

The following table sets forth at June 30, 2007, the dollar amount of total loans receivable contractually due after June 30, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2008
	Real Estate Mortgage	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in thousands)
Fixed rate	$379,647	$232,033	$83,098	$694,778
Adjustable rate	551,761	433,889	253,549	1,239,199

Total loans	$931,408	$665,922	$336,647	$1,933,977

One- to Four-Family Lending. The Company currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one-to four-family residences that are located in its primary market area or the market area serviced by its loan production offices. All mortgage loans with maturities greater than 30 years are sold in the secondary market. One- to four-family mortgage loan originations are generally obtained through the Company’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. The Company also purchases mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers. The purchased loans are typically underwritten to FNMA and FHLMC standards. For fiscal year 2007, the Company purchased approximately $180 million in mortgage loans, substantially all of which were sold in the secondary mortgage market. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2007, one-to four-family mortgage loans totaled $984 million, or 39.2%, of total loans.

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

Construction Lending. The Company makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one-to four-family residences and commercial real estate and the development of one-to four-family lots. Construction loans secured by one-to four-family residential real estate at June 30, 2007 totaled $96 million or 3.8% of total loans.

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

Construction loans to builders of one-to four-family residences require the payment of interest only for up to 18 months and have terms of up to 18 months. These loans may provide for the payment of loan fees and interest from loan proceeds and usually have an adjustable rate of interest. The Company also makes loans to builders for the purpose of developing one-to four-family home sites. These loans typically have terms of one to two years and have an adjustable rate of interest. The maximum loan-to-value ratio is 80% for such loans. The principal on these loans is typically paid down as home sites are sold according to a predetermined release price.

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

Multifamily Lending. The Company originates multifamily loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one-to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2007, multifamily loans totaled $134 million, or 5.4% of total loans.

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

Commercial Real Estate Lending. The Company originates owner-occupied and non-owner-occupied commercial real estate loans, which it generally holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $565 million, or 22.5% of total loans at June 30, 2007.

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

Commercial Non Real Estate Lending. Commercial loans totaled $250 million, or 10.0% of total loans at June 30, 2007. Commercial loan originations are primarily term loans and lines of credit to closely-held small and medium size businesses operating in the Company’s primary market area. The Company intends to continue to expand commercial lending operations in its primary and contiguous market areas.

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

Consumer Lending. Consumer loans totaled $381 million, or 15.2% of total loans at June 30, 2007, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in the Company’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $368 million at June 30, 2007. The Company offers fixed rate home equity loans and variable rate home equity lines of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Company holds the first mortgage on a substantial majority of the properties securing these loans.

Sale of Mortgage Loans. During the year ended June 30, 2007, the Company continued to expand its secondary mortgage banking operation. Total mortgage loan originations including purchases of loans through the wholesale lending program were approximately $1.120 billion in fiscal 2007, a decrease of approximately $239 million compared to fiscal 2006 due to higher long-term interest rates and fewer refinanced mortgages. During the current fiscal year, the Company sold or securitized and sold loans with an aggregate principal balance of $992 million compared with $999 million during the prior fiscal year. The Company was able to maintain sales of residential loans during fiscal 2007 near fiscal 2006 levels while loan originations declined 18%. This was because loan sales during the current year included approximately $100 million of loans acquired as part of the Northern acquisition. These loans were all fixed rate loans and were sold to meet the interest rate risk objectives of the Company. Mortgage banking will continue to be an integral part of the operating strategy and, as such, the Company will continue to sell most fixed rate mortgage production and a majority of adjustable rate loans through secondary market channels. The Company generally retains servicing on loans that are sold. However, from time to time the Company considers the sale of servicing rights in bulk form or on a flow basis based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

The Company has a program to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. The Company does, from time to time, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities to limit the exposure to potential movements in market interest rates. These contractual positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to sale. For additional information on this program, see Note 15 to the Consolidated Financial Statements included in this report.

Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Company. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one-to four-family loans are assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one member of the Senior Loan Committee is $2.0 million and the majority of the designated individuals have authority up to $500,000. Speculative construction or acquisition and development loans may only be authorized by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $2.0 million and for an unsecured consumer loan is $50,000. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, the Company has established a general guideline for a maximum credit exposure of $17.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $8.0 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2.0 million to $8.0 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer, and are to be reported to the Board of Directors. Loans to borrowers with aggregate exposure of up to $2.0 million require the approval of senior officers with that level of individual lending authority.

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

Residential Loan Servicing Activities. Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2007, the Company serviced approximately 18,000 loans totaling $2.1 billion. The majority of the loans serviced for others are fixed rate conventional residential mortgage loans.

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

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold mortgage servicing rights (MSRs) with a cost basis of $11.0 million or approximately 43% of its loan servicing rights during March 2006. This resulted in a gain of $1.8 million. Historically, the Company has sold loans on both a servicing retained and a servicing released basis. However, this was the Company’s first sale of servicing rights. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

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

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue. When loans become 90 days past due, the Company stops interest income accruals and assigns the loan to nonaccrual status. These loans are also shown as nonaccrual loans in the table in the section titled Nonperforming Assets. Please refer to this table for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and repossessed assets.

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Past due 30 – 89 days
Real estate mortgage loans	$10,856	$6,300	$4,578	$4,342	$5,260
Commercial loans	5,356	3,481	1,973	1,767	556
Consumer loans	3,772	969	1,057	562	349

Total past due 30 – 89 days	19,984	10,750	7,608	6,671	6,165

Past due 90 days or more
Real estate mortgage loans	20,071	8,929	8,621	8,832	8,135
Commercial loans	8,782	3,800	1,563	829	2,014
Consumer loans	4,552	3,057	1,809	1,353	1,428

Total past due 90 days or more	33,405	15,786	11,993	11,014	11,577

Grand total	$53,389	$26,536	$19,601	$17,685	$17,742

Delinquent loans to total loans (1)	2.13%	1.13%	1.07%	1.17%	1.96%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

The increase in delinquent real estate mortgage and commercial loans was related to a decline in the local economies in Northeast Ohio and Southwest Michigan, particularly in the automotive industry.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS), which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement, which is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin 102, on the allowance for loan losses (ALL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent but not excessive ALL in accordance with Generally Accepted Accounting Principles and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALL; that management has analyzed and documented all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable ALL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request a material change in the allowance for loan losses, thereby significantly affecting the Company’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, changes in the borrower’s financial condition and general economic trends, and as such, further additions to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets, in accordance with the guidelines described above, on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. At June 30, 2007, the Company had $38.0 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2007, the Company had $32.8 million of assets classified as Substandard, consisting primarily of commercial loans and one-to four-family residential loans. Assets classified as Doubtful at June 30, 2007, totaled $13.0 million consisting primarily of commercial loans and one-to four-family residential loans. At June 30, 2007, loans classified as Loss totaled $40,000 and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2007, these classified assets totaled $83.8 million compared with $55.2 million at June 30, 2006.

Management’s quarterly review and classification of problem assets includes the identification of significant potential problem loans where accrual of interest continues but the loan exhibits some type of weakness that could lead to nonaccrual classification in the future. Of these types of problem loans, there were $15.2 million classified as Substandard and $1.6 million classified as Doubtful as of June 30, 2007 compared to $14.6 million classified as Substandard and $1.3 million classified as Doubtful at June 30, 2006.

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

	At June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonperforming assets:
Real estate mortgage loans	$20,071	$9,353	$8,621	$8,832	$8,135
Commercial loans	8,782	3,800	1,563	829	2,014
Consumer loans	4,552	3,057	1,809	1,353	1,428

Total nonaccrual loans	33,405	16,210	11,993	11,014	11,577
Troubled debt restructurings	557	561	612	625	1,202

Total nonperforming loans	33,962	16,771	12,605	11,639	12,779
Repossessed assets	6,716	3,924	3,006	3,004	995

Total nonperforming assets	$40,678	$20,695	$15,611	$14,643	$13,774

Nonperforming loans as a percent of total loans	1.35%	0.71%	0.69%	0.78%	1.42%
Nonperforming assets as a percent of total assets	1.26	0.66	0.62	0.65	0.88

Allowance for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. At June 30, 2007, the allowance for loan losses totaled $25.9 million or 1.03% of gross loans outstanding. Additionally, the allowance for loan losses as a percent of nonperforming loans was 76.1% at June 30, 2007. Total net charge-offs for fiscal 2007 were $3.9 million. The provision for loan losses for fiscal 2007 was $7.4 million. There were no loans acquired in connection with either the branch purchase from Citizens or the Northern acquisition that had credit weaknesses which required the recording of a nonaccreatable discount in accordance with the AICPA’s Statement of Position 03-3.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk inherent in the Company’s loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. Management believes that the allowance for loan losses was appropriately stated at June 30, 2007. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the process of determining of the allowance for loan losses is considered to be a critical accounting policy.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$22,319	$18,266	$16,528	$9,603	$9,456
Provision for loan losses	7,391	5,875	3,509	4,896	2,864
Allowances acquired through merger	—	525	—	4,506	—
Charge-offs:
Real estate mortgage loans:
One-to four-family	832	812	962	1,649	1,084
Construction	583	192	379	117	167
Commercial	1,825	1,599	1,158	310	53
Consumer	1,152	519	743	997	3,209

Total charge-offs	4,392	3,122	3,242	3,073	4,513
Recoveries:
Real estate mortgage loans:
One-to four-family	203	71	106	332	64
Construction	2	11	53	15	—
Commercial	204	525	931	27	—
Consumer	124	168	381	222	1,732

Total recoveries	533	775	1,471	596	1,796

Net charge-offs	3,859	2,347	1,771	2,477	2,717

Balance at end of period	$25,851	$22,319	$18,266	$16,528	$9,603

Allowance for loan losses as a percent of loans (1)	1.03%	0.95%	1.00%	1.10%	1.07%
Allowance for loan losses as a percent of nonperforming loans (2)	76.12%	133.08%	144.91%	142.01%	75.15%
Net charge-offs as a percent of average loans	0.16%	0.12%	0.11%	0.23%	0.29%

(1)	Loans represent total loans receivable.
(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the amount of allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated. For reporting purposes, the allowance is allocated to credit losses across products. However, the allowance is available to absorb any credit losses without restriction.

	At June 30,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
One- to four- family loans	$8,279	43.0%	$5,707	47.8%	$4,867	44.0%	$6,445	53.4%	$4,617	64.2%
Commercial loans	15,078	41.8%	14,309	36.4%	11,828	39.1%	7,888	33.0%	2,821	17.8%
Consumer loans	2,494	15.2%	2,303	15.8%	1,571	16.9%	2,195	13.6%	2,165	18.0%
Unallocated	—	—	—	—	—	—	—	—	—	—

Total allowance for loan losses	$25,851	100.00%	$22,319	100.00%	$18,266	100.00%	$16,528	100.00%	$9,603	100.00%

Real Estate Owned. At June 30, 2007, the Company owned 78 repossessed real estate owned properties (REO) with a net book value of $6.7 million. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred.

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

Mortgage-backed securities are created by the pooling of mortgages and issuance of a security. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages. Investments in mortgage-backed securities involve a risk that actual principal prepayments will be greater or less than estimated prepayments over the life of the security. Prepayment estimates for mortgage-backed securities are prepared at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the mortgage-backed securities at issue and current mortgage interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio. Prepayments that are faster than anticipated may shorten the life of the security and may result in faster amortization of any premiums paid and thereby reduce the net yield on such securities. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security.

Securities. At June 30, 2007, the securities portfolio totaled $285 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2007		2006		2005
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Securities available for sale:
U.S. government agencies and other government sponsored enterprises	$60,660	21.3%	$73,871	24.4%	$102,878	34.7%
Obligations of states and political subdivisions	46,556	16.3%	41,582	13.7%	25,128	8.5%
Equity securities	3,786	1.3%	3,845	1.3%	2,916	1.0%
Trust preferred securities and corporate debt	15,654	5.5%	17,938	5.9%	17,786	6.0%
Mutual funds	33,658	11.8%	33,566	11.1%	32,745	11.0%
Fannie Mae and Freddie Mac preferred stock	18,475	6.5%	19,643	6.5%	17,443	5.9%

Total debt and equity securities	178,789	62.7%	190,445	62.9%	198,896	67.1%

Mortgage-backed securities and collateralized mortgage obligations	106,453	37.3%	112,549	37.1%	97,418	32.9%

Total securities available for sale	$285,242	100.0%	$302,994	100.0%	$296,314	100.0%

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2007
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Debt securities available for sale:
U.S. government agencies and other government sponsored enterprises	$24,946	4.28%	$29,621	4.38%	$6,907	5.85%	$—	—	$61,474	4.51%
Obligations of states and political subdivisions (1)	2,677	7.08%	9,747	5.37%	4,017	5.27%	30,502	6.07%	46,943	5.91%
Trust preferred securities and corporate debt	—	—	2,000	4.60%	—	—	13,137	6.50%	15,137	6.25%
Mortgage-backed securities and collateralized mortgage obligations	693	5.96%	1,273	5.86%	4,670	4.64%	102,020	5.16%	108,656	5.15%

Total debt securities available for sale	$28,316	4.59%	$42,641	4.66%	$15,594	5.34%	$145,659	5.47%	$232,210	5.21%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

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

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media. The Bank had a total of $25.4 million in brokered certificates of deposit on the books as of June 30, 2007. The Company considers brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2007	2006	2005
	(In thousands)
Beginning balance	$2,060,747	$1,709,339	$1,548,011
Merger with The Northern Savings & Loan Company	—	253,987	—
Acquisition of branches from Citizens	200,146	—	—
Net deposits (withdrawals)	(87,123)	54,165	132,332
Interest credited on deposit accounts	66,926	43,256	28,996

Total increase in deposit accounts	179,949	351,408	161,328

Ending balance	$2,240,696	$2,060,747	$1,709,339

Borrowings. The Bank obtains advances from the FHLB, which are collateralized by a blanket pledge of one-to four-family mortgage loans, a blanket pledge of multifamily loans, a blanket pledge of commercial real estate loans, a pledge of specific securities and a pledge of the Bank’s stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2007, the Bank’s FHLB advances totaled $436 million and the Bank had unused borrowing capacity of $101 million based on collateral pledged.

The Bank also has lines of credit totaling $35 million with two commercial banks. At June 30, 2007 there was no outstanding balance for the lines of credit. Interest on the lines accrues daily and is variable based on the bank’s federal funds rate.

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

The Company may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in Note 10 of the Company’s 2007 Consolidated Financial Statements, which is included in Item 8 of this 10-K report.

During 2001, the Bank entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, which are considered derivative instruments, were used by the Bank to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002, First Place redeemed the interest rate swaps at a fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pre-tax amount reclassified into interest expense in fiscal year 2007 was $1.0 million. The pre-tax amount to be reclassified into interest expense in fiscal year 2008 is $0.9 million.

Personnel

As of June 30, 2007, the Company had approximately 760 full-time and 110 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. The Bank has paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The unrecaptured base year reserves are not subject to recapture as long as the thrift continues to carry on the business of banking. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders or a change in federal tax law. Distributions to the Company paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of the Bank would reduce amounts allocated to the Bank’s bad debt reserve and would create a tax liability for the Bank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to make distributions that would result in a recapture of any portion of their bad debt reserve.

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

Franchise Tax – First Place Financial Corp. and First Place Holdings, Inc. are subject to the Ohio corporation franchise tax liability, which, as applied to the Company, is a tax measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150,000 per year.

A special litter tax is also applicable to all corporations subject to the Ohio corporation franchise tax, other than financial institutions. If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% of taxable net worth.

Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions related to subsidiaries subject to Ohio taxation are met. The Company will most likely meet these conditions in calendar year 2007, and thus, calculate its Ohio franchise tax on the net income basis.

The Bank is a financial institution for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on financial institutions, which is imposed annually at a rate of 1.3% of the Bank’s apportioned book net worth, determined in accordance with GAAP, less certain deductions. As a qualified “financial institution,” the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

As a result of recent legislation, the franchise tax for corporations other than financial institutions and their related affiliates will be phased out 20% per year over five years beginning with tax due for calendar 2006 and replaced with the Commercial Activity Tax. The franchise tax requirements for financial institutions and their related affiliates remains unchanged by the recent legislation and will continue to apply to the Bank.

Tangible personal property tax – The Bank is not subject to the tangible personal property tax in Ohio and the other affiliates do not have significant amounts of tangible personal property and typically pay less than $5,000 a year in the aggregate. The tangible personal property tax is being phased out 25% a year over four years beginning in calendar 2006.

Commercial activity tax – As a qualified exempt financial institution, the Bank is not subject to this tax. The tax is levied on gross receipts and went into effect July 1, 2005. Businesses with gross receipts up to $150,000 are not taxed. Businesses with gross receipts of $150,000 to $1,000,000 pay $150. Businesses with gross receipts over $1,000,000 pay at the rate of 0.06% initially. That rate is phased in over several years and reaches a maximum of 0.26%.

Taxation by States Other Than Ohio

Delaware – As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Michigan – For calendar year 2007, the Bank is subject to taxation in Michigan for income allocated to Michigan based on apportionment rules under the Michigan Single Business Tax. Effective January 1, 2008, Michigan will replace the Michigan Single Business Tax with the Michigan Business Tax. The Michigan Business Tax for financial institutions is a tax on net capital at a rate of 0.235%. The tax base is the Bank’s equity, determined in accordance with generally accepted accounting principles, less goodwill related to transactions occurring after July 1, 2007. The net capital tax is determined on a unitary group basis and is subject to a single sales factor apportionment. Credits available to financial institutions are limited to the Brownfield credit, historic preservation credit and MEGA payroll credit.

Pennsylvania – APB Financial Group, Ltd., and American Pension Benefits, Inc. operate in Pennsylvania and are subject to Pennsylvania income tax.

Indiana – The Bank has loan production offices in Carmel and Indianapolis, which are subject to apportioned income tax in Indiana.

Municipal Taxation

The Bank is exempt from municipal income taxes in Ohio, Michigan and Indiana. Other affiliates are subject to municipal income at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

General

First Place Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Bank is a member of the FHLB System. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and the Bank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (SEC) under the federal securities laws.

Certain of the regulatory requirements applicable to the Company and the Bank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and/or the Company.

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

Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At June 30, 2007, the Bank was in compliance with this regulation.

Qualified Thrift Lender Test. To be a qualified thrift lender (QTL), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (QTI) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its QTL status. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2007, the Bank met the QTL test.

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2007, the Bank was classified as Tier 1 Bank.

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

Liquidity. Current regulation requires that the Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2007, management considered the liquidity position of the Bank to be adequate to meet operating needs.

Assessments. Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2007, the Bank was current on all assessments due to the OTS.

Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties. The authority of the Bank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

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

At June 30, 2007, the Bank was considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for DIF member institutions currently range from 2 basis points to 40 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of the Company.

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF (now a predecessor to the DIF). The Bank’s premiums paid for 2007 were payments on the FICO bonds, which amounted to $244 thousand. A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

In 2006, the Federal Deposit Insurance Reform Act of 2005 (Reform Act) was signed into law. The Reform Act increases the coverage limit for retirement accounts to $250 thousand. In addition, the Reform Act allowed the FDIC to set the target reserve ratio between 1.15% and 1.50%. The current target ratio is 1.25%. In addition, the Reform Act provided eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. The Bank received notification from the FDIC that its one-time assessment credit was $2.2 million. Management expects the increase for 2008 FDIC expense will initially be offset by the assessment credit. The one-time assessment credit is expected to expire in 2009.

Community Reinvestment Act. Under the Community Reinvestment Act, as amended (CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Financial Institutions Reform Recovery & Enforcement Act (FIRREA) amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank’s latest CRA ratings received from the OTS were both “Satisfactory.”

Federal Home Loan Bank System. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500, whichever is greater. The Bank was in compliance with this requirement at June 30, 2007. FHLB advances must be secured by specified types of collateral.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $37.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $37.3 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $37.3 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements at June 30, 2007. The Bank was in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Company’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Item 1A. Risk Factors

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance.

The Company is unable to accurately predict future market interest rates, which are affected by many factors, including: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline, and in falling interest rate environments, loan repayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of the Company’s mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, mortgage servicing rights will generally decline in value. At June 30, 2007, the Company had servicing rights of $20.8 million. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. At June 30, 2007, the Company had $96.2 million of loans classified as held for sale. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

The Company’s allowance for loan losses may not be adequate to cover actual losses.

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

Changes in economic conditions, particularly an economic slowdown in Ohio, Michigan and Indiana, could hurt the Company’s business.

The Company’s business is directly affected by political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in governmental monetary and fiscal policies and inflation, all of which are beyond its control. A deterioration in economic conditions, in particular an economic slowdown within Ohio, Michigan and Indiana, could result in the following consequences, any of which could hurt the Company’s business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for the Company’s products and services may decline; and collateral for loans made by the Company, especially real estate, may decline in value, in turn reducing a client’s borrowing power, and reducing the value of assets and collateral associated with the Company’s loans held for investment.

The Company faces strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by it, which could result in the Company not being able to grow its loan and deposit businesses.

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

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth strategy and prospects.

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

The Company may have difficulty managing its growth, which may divert resources and limit its ability to expand its operations successfully.

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

The Company is subject to extensive regulation that could adversely affect it.

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

The Bank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to service its debt and pay dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company maintains its corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2007, 28 of the retail locations of First Place Bank, including the corporate headquarters, were owned. The remaining 13 retail locations and all 18 loan production offices were leased. The table below contains leased satellite locations of the Company’s retail and loan production properties.

The following table sets forth certain information with respect to the offices and other properties of the Company. The net book value of the Company’s properties and leasehold improvements were $34.1 million at June 30, 2007. Additional information contained in Note 7 “Premises and Equipment” of the 2007 Annual Report is incorporated herein by reference in response to this item.

Description/Address	Leased/Owned

Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
1977 Cooper Foster Park Road, Amherst, OH	Leased
4390 Mahoning Avenue, Austintown, OH	Owned
5220 Mahoning Avenue, Suite A, Austintown, OH	Leased
724 Boardman-Poland Road, Boardman, OH	Owned
3900 Market Street, Boardman, OH	Owned
7290 Sharon-Warren Road, Brookfield, OH	Owned
3801 Boardman Canfield Rd, Canfield, OH	Owned
2 South Broad Street, Canfield, OH	Owned
352 West Main Street, Canfield, OH	Leased
325 S. High Street, Cortland, OH	Owned
111 Antioch Drive, Elyria, OH	Owned
860 East Broad Street, Elyria, OH	Leased
200 Middle Avenue, Elyria, OH	Owned
361 Midway Mall Boulevard, Elyria, OH	Owned
351 North Main Street, Grafton, OH	Owned
8226 East Market Street, Howland, OH	Owned subject to land lease
10416 Main Street, New Middletown, OH	Owned
6002 Warren-Youngstown Road, Niles, OH	Leased
35423 Center Ridge Road, North Ridgeville, OH	Owned
2 South Main Street, Poland, OH	Leased
999 East Main Street, Ravenna, OH	Owned
4183 Tallmadge Road, Rootstown, OH	Owned
655 Creed Street, Struthers, OH	Leased
185 East Market Street, Warren, OH	Owned
2001 Elm Road NE, Warren, OH	Leased
4460 Mahoning Avenue NW, Warren, OH	Owned
600 Gypsy Lane, Youngstown, OH	Owned
25 Market Street, Suite 3, Youngstown, OH	Leased
3516 S. Meridian Road, Youngstown, OH	Owned
479 Old South Woodward, Birmingham, MI	Leased
727 South State Rd, Davison, MI	Leased
6120 Fenton Rd, Flint, MI	Owned
4409 Miller Rd, Flint, MI	Owned

3213 North Genesee Rd, Flint, MI	Owned
3410 South Dort Highway, Flint, MI	Leased
2629 West Pierson Rd, Flint, MI	Leased
220 East Main St, Flushing, MI	Owned
20247 Mack Avenue, Grosse Pointe Woods, MI	Owned
17900 Haggerty Road, Livonia, MI	Leased
50787 Corporate Dr, Shelby Township, MI	Owned
24725 West Twelve Mile Road, Southfield, MI	Leased
26336 West Twelve Mile Road, Southfield, MI	Leased
734 West Long Lake Rd, Troy, MI	Owned

Loan Production Offices, First Place Bank
3631 Brookwall Drive, Suite 206B, Akron OH	Leased
4555 Everhard Road NW, Canton, OH	Leased
7887 Washington Village Blvd., Centerville, OH	Leased
1080 Nimitzview Drive, #100, Cincinnati, OH	Leased
9954 Johnnycake Ridge Rd, Concord, OH	Leased
3011 Columbus St, Suite 201, Grove City, OH	Leased
8228 East Market Street, Howland, OH	Leased
1340 Corporate Park Drive, Suite 100, Hudson, OH	Leased
301 East High Street, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
46 Erie Street North, Massillon, OH	Leased
4540 Heatherdowns Blvd., #101, Toledo, OH	Leased
1790 Town Park Boulevard, Suite F, Uniontown, OH	Leased
250 Old Wilson Bridge Rd., Worthington, OH	Leased
1275 Boardman-Poland Road, Youngstown, OH	Owned (1)
612 West Lake Lansing Rd, Suite 400, East Lansing, MI	Leased
8195 South Saginaw Street, Grand Blanc, MI	Leased
320 N. 120th Avenue, Holland, MI	Leased
3305 Spring Arbor Rd., Suite 500, Jackson, MI	Leased
75 Executive Drive, Suite D, Carmel, IN	Leased
102 Granby Dr., Suite 104, Cumberland, IN	Leased
3105 East 98th Street, Suite 140, Indianapolis, IN	Leased

Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, OH	Leased
6150 Enterprise Parkway, Solon, OH	Leased

Other First Place Bank Facilities
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
5 McKinley Way West, Poland, OH	Leased
153 E. Market Street, Warren, OH	Leased
159 E. Market Street, Warren, OH	Owned
255 E. Market Street, Warren, OH	Owned
1011 High Street, Warren, OH	Leased
2100 Niles-Cortland Road, Warren, OH	Leased
2112 South Avenue, Youngstown, OH	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
8228 East Market Street, Warren, OH	Leased
2650 Elm Road, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned (1)

11 East Park Avenue, Columbiana, OH	Leased
8230 East Market Street, Warren, OH	Leased
7098 Lockwood Boulevard, Youngstown, OH	Leased

APB Financial Group, Ltd.
2100 Corporate Drive, Suite 350, Wexford, PA	Leased

American Pension Benefits, Inc.
2100 Corporate Drive, Suite 350, Wexford, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Owned (1)
8228 East Market Street, Warren, OH	Leased

(1)	Properties are owned by First Place Holdings, Inc. and are leased to the respective affiliated entities listed above.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2007 there were 16,811,216 shares outstanding held by approximately 8,500 shareholders of record.

Information on Company purchases of common stock during the fourth quarter of fiscal 2007 follows:

Company Purchases of Common Stock for the Quarter Ended June 30, 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan

April 1, 2007 – April 30, 2007	53,874	$21.11	53,874	733,281
May 1, 2007 – May 31, 2007	5,400	$20.53	5,400	727,881
June 1, 2007 – June 30, 2007	193,600	$21.30	193,600	534,281

Total	252,874	$21.24	252,874

All of the purchases summarized above were made pursuant to a buy-back program approved by the Board of Directors and announced to the public on March 20, 2007. This program provided for the purchase of up to a maximum of 800,000 shares of the Company’s common stock and is in force through March 20, 2008.

During the fourth quarter of fiscal 2007, 252,874 shares were purchased, leaving 534,281 shares available to be purchased under the existing Board authorization.

Market Prices and Dividends Declared

The common stock of First Place Financial Corp. trades on The NASDAQ Stock Market under the symbol “FPFC”. At June 30, 2007, there were 17,236,065 shares issued and outstanding held by approximately 8,500 shareholders of record. The table below shows the quarterly reported high and low sale prices of the common stock and cash dividends per share declared during the years ended June 30, 2007 and 2006. The Company does not anticipate any change in the dividend rate at this time but does review the level of dividends periodically to monitor its impact on capital levels and on the market price of the stock.

June 30, 2007:	High	Low	Dividends
Fourth quarter	$22.22	$18.79	$0.155
Third quarter	23.99	19.93	0.155
Second quarter	25.94	21.98	0.155
First quarter	23.93	21.65	0.140

June 30, 2006:
Fourth quarter	$24.97	$21.45	$0.140
Third quarter	25.94	23.19	0.140
Second quarter	25.94	20.53	0.140
First quarter	22.66	19.19	0.140

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on First Place’s common stock based on the market price of the common stock with the cumulative total return of companies on The NASDAQ Composite and the SNL All Bank and Thrift Index for the period beginning on June 30, 2002 through June 30, 2007. The graph assumes the investment of $100 on June 30, 2002 and the reinvestment of all dividends. The graph was derived from a limited period of time, and, as a result, may not be indicative of possible future performance of First Place common stock.

First Place Financial Corporation

Index	06/30/02	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07
First Place Financial Corp.	100.00	87.39	99.17	110.38	129.55	122.17
NASDAQ Composite	100.00	110.91	139.95	140.58	148.45	177.91
SNL All Bank & Thrift Index	100.00	106.66	126.22	135.12	149.53	159.09

Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data

	At June 30,
	2007	2006	2005	2004	2003

	(Dollars in thousands)
Selected Financial Condition Data:

Total assets	$3,226,213	$3,113,210	$2,498,943	$2,247,080	$1,558,613
Loans receivable, net	2,481,841	2,328,465	1,812,855	1,483,993	891,842
Loans held for sale	96,163	154,799	145,053	47,465	65,695
Allowance for loan losses	25,851	22,319	18,266	16,528	9,603
Nonperforming assets	40,678	20,695	15,611	14,643	13,774
Securities available for sale	285,242	302,994	296,314	378,248	346,429
Deposits	2,240,696	2,060,747	1,709,339	1,548,011	1,108,450
Short-term borrowings	195,249	384,187	262,293	204,613	128,362
Long-term debt	397,914	325,589	260,788	240,744	117,137
Total shareholders’ equity	326,187	311,574	236,656	223,110	182,681

	For the Years Ended June 30,
	2007	2006	2005	2004	2003

	(Dollars in thousands)
Summary of Earnings:

Total interest income	$186,464	$149,053	$121,502	$85,773	$87,394
Total interest expense	99,459	70,639	49,490	37,605	43,296

Net interest income	87,005	78,414	72,012	48,168	44,098

Provision for loan losses	7,391	5,875	3,509	4,896	2,864

Net interest income after provision for loan losses	79,614	72,539	68,503	43,272	41,234

Total noninterest income (1)	32,288	28,985	19,879	22,510	20,207

Total noninterest expense (2) (3) (4)	74,196	68,150	61,546	45,417	36,802

Income before income tax expense	37,706	33,374	26,836	20,365	24,639

Income tax expense	12,082	10,330	7,898	6,214	7,947

Net income	$25,624	$23,044	$18,938	$14,151	$16,692

(1)	For the year ended June 30, 2005, noninterest income included a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds.
(2)	For the year ended June 30, 2007, noninterest expense included merger, integration and restructuring expense of $0.7 million for the acquisition of retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation.
(3)	For the year ended June 30, 2006, noninterest expense included merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company.
(4)	For the year ended June 30, 2004, noninterest expense included merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp, Inc.

	For the Years Ended June 30,
	2007	2006	2005	2004	2003
Selected Financial Ratios and Other Data:

Performance Ratios (1):
Return on average assets	0.83%	0.88%	0.79%	0.83%	1.08%
Return on average equity	7.92	9.32	8.29	7.46	9.23
Return on average tangible equity	11.71	12.96	12.15	8.72	10.60
Interest rate spread	2.60	2.84	2.97	2.99	2.98
Net interest margin, fully taxable equivalent	3.11	3.29	3.33	3.20	3.21
Noninterest expense to average assets	2.41	2.61	2.57	2.65	2.38
Efficiency ratio	61.45	62.88	66.28	63.28	56.24
Average interest-earning assets to average interest bearing liabilities	114.67	115.28	116.02	108.27	108.69
Dividend payout ratio	40.60	36.13	43.08	51.38	38.76

Capital Ratios:
Equity to total assets at end of period	10.11	10.01	9.47	9.93	11.72
Average equity to average assets	10.50	9.52	9.55	11.09	11.74
Tangible capital to adjusted total assets (2)	7.30	7.45	7.14	7.25	8.20
Tier 1 capital to adjusted total assets (2)	7.30	7.45	7.14	7.25	8.20
Tier 1 capital less deductions to risk weighted assets (2)	9.34	10.18	9.60	10.48	13.12
Total capital to risk weighted assets (2)	10.42	11.16	10.61	12.07	14.03

Asset Quality Ratios:
Nonperforming assets as a percent of total assets	1.26	0.66	0.62	0.65	0.88
Allowance for loan losses as a percent of loans	1.03	0.95	1.00	1.10	1.07
Net charge-offs to average loans	0.16	0.12	0.11	0.23	0.29
Allowance for loan losses as a percent of nonperforming loans	76.12	133.08	144.91	142.01	75.15

Per Share Data:
Basic earnings per share	$1.51	$1.58	$1.32	$1.11	$1.31
Diluted earnings per share	1.49	1.55	1.30	1.09	1.29
Dividends declared per common share	0.605	0.56	0.56	0.56	0.50
Tangible book value per share at year-end	12.64	11.83	11.07	9.83	11.97

(1)	For the year ended June 30, 2007, the ratios include merger, integration and restructuring expense of $0.7 million for the acquisition of retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation. For the year ended June 30, 2006, the ratios include merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company. For the year ended June 30, 2005, the ratios include a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds. For the year ended June 30, 2004, the ratios include merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp, Inc.
(2)	Regulatory capital ratios as of June 30, 2006 are the combined ratios for First Place Bank and Northern, which merged with First Place Bank in July, 2006. Regulatory capital ratios as of June 30, 2004, are the combined ratios for First Place Bank and Franklin Bank, which merged with First Place Bank in July, 2004. For other periods regulatory capital ratios are for First Place Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

First Place Financial Corp. (Company) was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association in December 1998. At the time of the conversion the Company had total assets of approximately $610 million. First Federal Savings Association of Warren originally opened for business in 1922. As of June 30, 2007, the Company had $3.2 billion in total assets.

On April 27, 2007, the Bank completed the acquisition of seven retail banking offices in the greater Flint, Michigan area acquired from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens). As of that date, the Bank recorded the purchase of the offices that resulted in First Place Bank assuming $200 million in deposits, and receiving $29 million in consumer loans and fixed assets and $164 million in cash. The acquisition was accounted for as a business combination using the purchase method and the results of operations of the offices have been included in the consolidated financial statements since the acquisition date.

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

Management’s discussion and analysis represents a review of the Company's consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and footnotes.

Business Overview

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates 41 retail locations, 2 business financial centers and 18 loan production offices located in Ohio and Michigan and Indiana. The Company is currently the second largest publicly traded thrift institution in Ohio.

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

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company monitors a number of financial measures to monitor profitability and various types of risk. Those measures include but are not limited to return on average assets, return on average equity, diluted earnings per share, efficiency ratio, net interest margin, noninterest expense as a percentage of average assets, net portfolio value, nonperforming assets as a percent of total assets, allowance for loan losses as a percent of total loans and tangible equity to tangible assets.

Forward-Looking Statements

When used in this Annual Report, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General.  Assets at June 30, 2007 totaled $3.226 billion compared with $3.113 billion at June 30, 2006, an increase of $113 million or 3.6%. The asset growth was due primarily to net growth of $191 million in commercial loans partially offset by a $57 million decrease in loans held for sale. The Company intentionally grew commercial loans during the year due to their favorable yields and to bring greater balance and diversity to the loan portfolio. The Company sold $98 million of loans held for sale and $16 million of securities available for sale during the first quarter of fiscal 2007. These fixed rate assets were acquired with Northern and sold primarily to achieve management’s interest rate risk objectives. Since that time assets have grown as new loans were generated to replace the loans that were sold. We anticipate that future growth will come from a combination of increasing market share in existing markets, the addition of new retail branches, the conversion of loan production offices to business financial centers and acquisitions. Growth by acquisition will be subject to the availability and pricing of appropriate acquisition partners.

Securities available for sale.  Securities available for sale decreased $18 million or 5.9% during fiscal 2007. The $18 million decrease was composed of sales of $19 million, maturities of $45 million and purchases of $44 million. The sales included the sale of $16 million of securities available for sale during the first quarter of fiscal 2007 that were acquired with Northern. The remaining decrease was due to the sale of equity stock in a credit card servicer during the fourth quarter of fiscal 2007. Further significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at this time, that all impairment in the securities portfolio is temporary.

Loans held for sale.  Loans held for sale totaled $96 million at June 30, 2007, a decrease of $59 million or 37.9% from $155 million at June 30, 2006. The decrease was due to the sale of $98 million of loans held for sale during the first quarter of fiscal 2007 that were acquired with Northern. The remaining net increase of $39 million in loans held for sale was due to an increase in the level of residential mortgage activity during the fourth quarter of fiscal 2007 including the contribution of the new Indianapolis, Indiana residential loan production office acquired in February, 2007.

Loans.  Total loans increased $157 million or 6.7% to $2.508 billion at June 30, 2007, from $2.351 billion at June 30, 2006. This increase was composed of $26 million of loans acquired from Citizens and a net increase of $131 million in loans retained in the portfolio. The internal growth of $131 million represented organic growth of 5.6%. The internal growth during the year was due to an increase of $191 million or 22.3% in commercial loans, partially offset by a decrease of $44 million or 3.9% in mortgage and construction loans and a decrease of $16 million or 4.3% in consumer loans. The Company’s growth in commercial loans during fiscal 2007 brought more balance and higher yields to the loan portfolio. At June 30, 2007 the portfolio was 43% mortgage and residential construction loans, 42% commercial loans and 15% consumer loans compared with 48% mortgage and construction loans, 36% commercial loans and 16% consumer loans as of June 30, 2006. Management anticipates that internal growth during fiscal 2008 will result in an increase in commercial loans relative to mortgage and construction loans, resulting in greater diversity in the loan portfolio.

The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loans and some adjustable-rate residential loans. During fiscal 2007, the Company originated $1.120 billion in one-to-four family residential loans and sold $1.005 billion compared to originations of $1.359 billion and sales of $0.999 billion in fiscal 2006. The Company was able to maintain the level of sales activity during fiscal 2007 at a similar level to fiscal 2006 despite a lower level of loan originations during fiscal 2007 compared with fiscal 2006 due to the sale of $98 million of fixed rate loans acquired with Northern. At the same time, the Company anticipates that mortgage banking activity in fiscal 2008 will remain at current levels or grow due to the addition of residential loan production offices in Indianapolis, Indiana in February, 2007 and in Grove City and North Canton, Ohio in July, 2007.

Nonperforming Assets.  Nonperforming assets consist of loans past due greater than 90 days, nonaccrual loans, restructured loans and repossessed assets. There were no loans at June 30, 2007 or at June 30, 2006 past due greater than 90 days and still accruing interest. Nonperforming assets totaled $40.7 million or 1.26% of total assets at June 30, 2007, compared with $20.7 million or 0.66% of total assets at June 30, 2006. At June 30, 2007, nonperforming assets consisted of $34.0 million in nonperforming loans and $6.7 million in repossessed assets. At June 30, 2006, nonperforming assets consisted of $16.8 million in nonperforming loans and $3.9 million of repossessed assets. The increase in nonperforming assets was due to a $17.2 million increase in nonperforming loans and a $2.8 million increase in real estate owned. The increase in nonperforming loans was composed of $10.7 million of mortgage and construction loans, $5.0 million of commercial loans and $1.5 million of consumer loans. The increase in nonperforming mortgage and construction loans was related to a decline in the local economy, particularly in the automotive industry. This is consistent with both midwest and national trends. The increase of $5.0 million in nonperforming commercial loans was primarily due to one $3.9 million acquisition and development loan in Southeast Michigan. The Company and the borrower had been working collectively to resolve the acquisition and development loan issue. However, at June 30, 2007, a satisfactory resolution was not imminent resulting in classification of the entire loan as nonperforming and recognition of an impairment of $1.4 million. Of the total nonperforming loans at June 30, 2007, 92% were secured by real estate. Real estate loans are generally well secured and if these loans do default, the actual losses are often only a fraction of the total loan amount. As of June 30, 2007, the loan portfolio contained $163 million of home builder and land development loans. Of these loans, $5.5 million were past due 30 days or more of which the majority was due to one $3.9 million acquisition and land development loan in Southeast Michigan.

Allowance for Loan Losses.  The allowance for loan losses represents management's assessment of the estimated probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and nonperforming loans. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management's evaluation of the risk inherent in the Company’s loan portfolio and the general economy. That evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that management believes warrant recognition in providing for an appropriate loan loss allowance. In addition to the analysis and procedures just described, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans.

The allowance for loan losses was $25.9 million at June 30, 2007, up $3.6 million from $22.3 million at June 30, 2006. Net charge-offs during fiscal 2007 were $3.9 million, an increase of $1.6 million from fiscal 2006. Net charge-offs as a percent of average loans increased to 0.16% for fiscal 2007 compared with 0.12% for fiscal 2006. The ratio of the allowance for loan losses to total loans for the Company was 1.03% at June 30, 2007 compared with 0.95% at June 30, 2006. The increase in this ratio is consistent with the increase in nonperforming loans and net charge-offs that the Company has experienced over this past year. It is also consistent with the shift in the composition of the loan portfolio to include a larger percentage of commercial loans. The ratio of nonperforming loans to total loans was 1.35% at June 30, 2007, up from 0.71% at June 30, 2006.

Deposits.  Total deposits were $2.241 billion at June 30, 2007, an increase of $180 million, compared with $2.061 billion at June 30, 2006. The increase was composed of $200 million acquired from Citizens and an increase of $32 million in retail deposits, partially offset by a $52 million decrease in brokered deposits. The $32 million increase in retail deposits represented growth of 1.6% during the fiscal year. The largest deposit category was certificates of deposit, which represented 46.8% of deposits at June 30, 2007 compared with 45.7% as of June 30, 2006. The $107 million increase in certificates of deposit during the fiscal year was composed of increases of $127 million acquired with Citizens and $32 million in retail certificates of deposit, partially offset by a $52 million decrease in brokered deposits. Retail certificates of deposit grew 3.7% during the fiscal year. At June 30, 2007, the Company had $25 million in brokered deposits with original maturities ranging from one to sixty months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that they will continue to consider brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Short-term Borrowings and Long-term Debt.  Short-term borrowings decreased $189 million to $195 million at June 30, 2007, compared with $384 million at June 30, 2006. The decline in short-term borrowings was due primarily to the $164 million in cash received as part of the Citizens branch acquisition which was used to pay down short-term borrowings at the Federal Home Loan Bank. Long-term debt increased $72 million to $398 million at June 30, 2007 compared with $326 million at June 30, 2006. The increase in long-term debt was comprised of new borrowings of $125 million, $44 million in paydowns of existing long-term debt and $7 million in reclassifications to short-term borrowings. During fiscal 2007, the Company borrowed $75 million in long-term fixed-rate advances from the Federal Home Loan Bank with original maturities ranging from 36 to 240 months at rates ranging from 4.07% to 5.25% with a weighted average rate of 4.22%. Also during fiscal 2007, the Company sold $50 million in securities under agreements to repurchase with original maturity dates through March 2037 at rates ranging from 4.11% to 4.30% with a weighted average rate of 4.19%. The Company entered into these long-term debt arrangements to take advantage of historically low long-term rates available because the yield curve was inverted. Included in long-term debt throughout the year were $61 million of junior subordinated debentures. The Company uses short-term borrowings and long-term debt as part of its liquidity management, cash flow, and asset/liability management and considers them to be part of a diversified funding strategy. Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.

Capital Resources.  Total shareholders’ equity increased $14 million to $326 million at June 30, 2007, compared with $312 million at June 30, 2006. This increase was primarily composed of $28 million in comprehensive income and $3 million for stock issued in connection with employee and director benefit plans, reduced by $10 million of cash dividends and $7 million for the repurchase of the Company’s common stock. The Company's Board of Directors authorized common stock repurchase programs in March 2007 for the repurchase of 800,000 shares and in March 2006 for the repurchase of up to 500,000 shares over 12-month periods in open market transactions or in privately negotiated transactions. During fiscal 2007, the Company repurchased 42,201 shares at an average price of $21.34 under the March 2006 repurchase program and 265,719 shares at an average price of $21.23 under the March 2007 program. There are 534,281 shares remaining that may be repurchased under the March 2007 authorization which expires in March 2008. During fiscal 2006 no shares were repurchased. Stock repurchase programs are a component of the Company's strategy to invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. Beginning in the second fiscal quarter of 2007, the Company increased the quarterly dividend to $0.155 per share from $0.140 per share in 2006. The annual dividend increased to $0.605 in 2007 from $0.560 in 2006.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2007, the Bank’s capital levels were above the levels required to be well capitalized. See the Liquidity section of this report for a discussion of dividends as a source of funding for the holding company and dividend restrictions imposed on the Bank by the OTS.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations.  The Company uses a variety of funding sources to finance its earning assets and other activities. These contractual obligations have various terms and maturities that may require the outlay of cash in the future. The Company also enters into contracts such as lease obligations or purchase obligations that commit the Company to make future payments for the acquisition of goods or services needed for the normal conduct of its business. The following table summarizes those obligations as of June 30, 2007 by type and by payment date. The amounts represent the amounts contractually due and do not include any interest, premiums, discounts or other similar carrying value adjustments. Additional information on the terms of these obligations can be found in the referenced note to the consolidated financial statements. Dollars are in thousands.

	Financial Statement Footnote Reference	One year or less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Funding Obligations
Deposits without a stated maturity		$1,191,719	$-	$-	$-	$1,191,719
Certificates of deposit	9	871,537	159,976	16,927	537	1,048,977
Short-term borrowings	10	195,249	-	-	-	195,249
Long-term debt	10	31,384	171,105	10,291	185,134	397,914

Total Funding Obligations		2,289,889	331,081	27,218	185,671	2,833,859

Other Obligations
Operating lease obligations	7	2,695	3,705	1,410	5,954	13,764
Purchase obligations		3,293	978	815	-	5,086

Total Other Obligation		5,988	4,683	2,225	5,954	18,850

Total Contractual Obligations		$2,295,877	$335,764	$29,443	$191,625	$2,852,709

Purchase obligations listed above include commitments to purchase premises and equipment including computer hardware, computer software and retail office facilities and equipment along with long-term commitments for licenses and maintenance agreements.

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

As a lending institution, the Company makes commitments to lend money before loans are disbursed in order to serve the needs of borrowers. At June 30, 2007 the Company had commitments to make loans totaling $127 million and these loan commitments are similar in form and terms to loans already recorded on the books. They are underwritten using the same policies and criteria the Company uses to underwrite loans. Therefore, these commitments do not present credit risks that are different from the credit risks in the existing loan portfolio. The Company does have interest rate risk on loan commitments and loans held for sale between the time a rate commitment is made to the borrower and the time the Company contracts for the sale of the loan. This risk is minimized by issuing commitments to sell loans or mortgage-backed securities to offset this interest rate risk. At June 30, 2007, the Company had $104 million in mortgage loan commitments that are in the form of obligations to sell mortgage backed securities of like maturity and coupon to the loan commitments. In addition, at June 30, 2007 the Company had a funding obligation represented by $310 million in unused lines and letters of credit and $192 million in construction loan funds approved that the borrower has not yet requested be advanced.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria as commercial loans. Therefore, these standby letters of credit represent the same risk to the Company as a loan to that commercial loan customer would. At June 30, 2007, the Company had $2.9 million in standby letters of credit outstanding with an average remaining term of 11 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of this obligation has been recorded in the form of unearned fees.

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

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see the discussion of Commitments, Contingencies and Guarantees in Notes 1 and 15 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for Years Ended June 30, 2007 and 2006

General.  For the year ended June 30, 2007, the Company recorded net income of $25.6 million, an increase of 11.2% or $2.6 million, from net income of $23.0 million for the year ended June 30, 2006. Diluted earnings per share for the year ended June 30, 2007 were $1.49, a decrease of 3.9% compared to $1.55 for the year ended June 30, 2006. Diluted earnings per share decreased while net income increased because First Place increased its common shares outstanding by approximately 2.3 million shares as part of the consideration paid to acquire Northern. The current year was negatively impacted by merger costs associated with the purchase of retail banking offices from Citizens and the prior year was negatively impacted by merger costs associated with the acquisition of Northern.

For fiscal 2007, returns on average equity (ROE) and average assets (ROA) were 7.92% and 0.83%, respectively, compared to 9.32% and 0.88% for fiscal 2006.

Net interest income, loan servicing income, net gains on sales of loans, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of activity in interest rates over the past two years is helpful in understanding changes in volumes and the levels of certain income statement categories. The chart below indicates the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year treasury bond rate, the target federal funds rate and the difference between the two rates which is an indicator of the steepness of the interest rate curve.

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
6/30/2005	3.94%	3.25%	0.69%
9/30/2005	4.34%	3.75%	0.59%
12/31/2005	4.39%	4.25%	0.14%
3/31/2006	4.86%	4.75%	0.11%
6/30/2006	5.15%	5.25%	(0.10)%
9/30/2006	4.64%	5.25%	(0.61)%
12/31/2006	4.71%	5.25%	(0.54)%
3/31/2007	4.65%	5.25%	(0.60)%
6/30/2007	5.03%	5.25%	(0.22)%

While long-term rates, represented by the 10-year U.S. treasury rate, have risen 109 basis points over the past two years, short-term rates, as represented by the targeted federal funds rate, rose somewhat faster increasing 200 basis points during the same period. As a result, the yield curve, which had a positive slope at June 30, 2005, became progressively flatter during fiscal 2006 and remained inverted throughout fiscal 2007.

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statement of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2007, totaled $186.5 million, an increase of $37.4 million from $149.1 million for the year ended June 30, 2006. Interest income on loans totaled $170.7 million for the year ended June 30, 2007, compared to $134.9 million for the year ended June 30, 2006, an increase of $35.8 million. The increase in interest income on loans was primarily due to an increase of $440.0 million in the average balance of loans supplemented by an increase in the average yield on loans of 0.29% to 6.73% for fiscal 2007 compared with 6.44% for the prior fiscal year. The yield on loans increased as loans originated in prior years were paid off and were replaced by loans with higher current market rates. In addition, the mix of loans in the portfolio changed to include a greater percentage of commercial loans, which carry higher yields, and a smaller percentage of mortgage and construction loans. Interest income on securities increased $1.7 million and totaled $15.8 million for the year ended June 30, 2007, compared with $14.1 million for the prior year. The increase in interest income on securities was due to a 91 basis point increase in the average yield, partially offset by a $15.9 million decrease in the average balance of securities.

Interest expense for the year ended June 30, 2007, was $99.5 million, an increase of $28.9 million from $70.6 million for the prior year ended June 30, 2006. Interest expense on deposits increased by $25.4 million to $69.6 million for the year ended June 30, 2007, from $44.2 million for the year ended June 30, 2006 due in part to an increase in average interest-bearing deposit balances and in part to an increase in the average cost of deposits. Average interest-bearing deposit balances increased $363 million to $1.886 billion for the year ended June 30, 2007, compared with $1.523 billion for the year ended June 30, 2006. The primary reason for the increase in average interest-bearing deposits was the Northern acquisition in June 2006. The average cost of deposits increased 78 basis points to 3.69% for fiscal 2007 compared with 2.91% for the previous year. That increase was due to the increase in short-term interest rates which impacted both the cost of certificates of deposit and nonmaturity deposit accounts. Interest expense on short-term borrowings increased $0.9 million to $12.0 million from $11.1 million for the prior year due to experiencing higher short-term rates during fiscal 2007 than in fiscal 2006. The impact of higher rates was partially offset by lower average balances. The $31 million reduction of average short-term borrowings from fiscal 2006 to fiscal 2007 was due primarily to the $164 million in cash received from the Citizens acquisition that was used to reduce short-term borrowings. Interest expense on long-term borrowings increased $2.5 million and was $17.8 million for the year ended June 30, 2007, up from $15.3 million for the prior year. The increase was primarily due to an increase of $51.1 million in the average balance of long-term borrowings while the average cost of long-term borrowings remained constant. The cost of long-term borrowings includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through 2010. Interest rate swap amortization expense was $1.0 million for fiscal 2007 compared with $1.2 million for fiscal 2006. Scheduled interest rate swap amortization for fiscal 2008 is $0.9 million. Additional information can be found in the notes to the consolidated financial statements.

Net interest income for the year ended June 30, 2007, totaled $87.0 million versus $78.4 million for the year ended June 30, 2006, an increase of $8.6 million. This increase was primarily due to a $427.4 million increase in interest-earning assets which was driven by loan growth and the Northern acquisition near the end of fiscal 2006. Both asset yields and liability costs increased during fiscal 2007 as older loans and certificates of deposits matured or were paid off and were replaced by new instruments at higher interest rates. The net result was a 24 basis point decrease in the interest rate spread. The net interest margin decreased 18 basis points to 3.11% for fiscal 2007 compared with 3.29% for fiscal 2006. Both spread and net interest margin decreased due to the inversion of the yield curve during fiscal 2007. As the yield curve becomes flatter and eventually inverted, there is less opportunity to increase net interest income by taking on interest rate risk as the differential between short-term and long-term interest rates decreases.

Average Balances, Interest Rates and Yields. The following table presents for the periods indicated the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

Year ended June 30,	2007
	Average Balance	Interest	Average Yield/ Cost

ASSETS
Interest-earning assets
Loans and loans held for sale (1)	$2,538,934	$170,839	6.73%
Securities and interest-bearing deposits (1) (2)	272,292	15,074	5.54
Federal Home Loan Bank stock	32,958	1,997	6.06

Total interest-earning assets	2,844,184	187,910	6.61
Noninterest-earning assets
Cash and due from banks	53,569
Allowance for loan losses	(23,519)
Other assets	206,711

Total assets	$3,080,945

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$141,751	$686	0.48%
Savings and money market accounts	764,016	22,500	2.94
Certificates of deposit	980,634	46,458	4.74

Total deposits	1,886,401	69,644	3.69
Borrowings
Short-term	239,877	12,010	5.01
Long-term	354,056	17,805	5.03

Total interest-bearing liabilities	2,480,334	99,459	4.01
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	231,302
Other liabilities	45,734

Total liabilities	2,757,370
Shareholders’ equity	323,575

Total liabilities and shareholders equity	$3,080,945

Fully tax-equivalent net interest income		88,451
Interest rate spread			2.60%

Net interest margin			3.11%

Average interest-earning assets to average interest-bearing liabilities			114.67%

Tax-equivalent adjustment		1,446

Net interest income		$87,005

(1)	Interest income and average yields are stated on a fully taxable equivalent basis.
(2)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

	2006			2005
Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
(Dollars in thousands)

$2,098,888	$135,091	6.44%	$1,815,545	$107,232	5.91%
288,216	13,356	4.63	340,954	13,856	4.06
29,702	1,589	5.35	29,902	1,296	4.33

2,416,806	150,036	6.21	2,186,401	122,384	5.60

53,324			64,456
(19,740)			(17,295)
162,367			156,037

$2,612,757			$2,389,599

$117,699	$512	0.43%	$131,691	$574	0.44%
648,860	15,218	2.35	592,939	8,233	1.39
756,359	28,526	3.77	639,894	21,045	3.29

1,522,918	44,256	2.91	1,364,524	29,852	2.19

270,635	11,114	4.11	267,679	5,927	2.21
302,931	15,269	5.04	252,240	13,711	5.44

2,096,484	70,639	3.37	1,884,443	49,490	2.63

233,390			241,017
35,677			35,824

2,365,551			2,161,284
247,206			228,315

$2,612,757			$2,389,599

	79,397			72,894
		2.84%			2.97%

		3.29%			3.33%

		115.28%			116.02%

	983			882

	$78,414			$72,012

Rate/Volume Analysis of Net Interest Income.  The following table presents the dollar amount of changes in fully tax equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. This table analyzes the change between years in fully tax-equivalent net interest income.

	Year ended June 30, 2007 Compared to Year Ended June 30, 2006			Year ended June 30, 2006 Compared to Year Ended June 30, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets
Loans and loans held for sale	$29,427	$6,321	$35,748	$17,693	$10,166	$27,859
Securities and interest-bearing deposits	(774)	2,492	1,718	(2,299)	1,799	(500)
Federal Home Loan Bank stock	184	224	408	(9)	302	293

Total interest-earning assets	28,837	9,037	37,874	15,385	12,267	27,652

Interest-Bearing Liabilities
Checking accounts	111	63	174	(51)	(11)	(62)
Savings and money market accounts	3,016	4,266	7,282	839	6,146	6,985
Certificate of deposit	9,601	8,331	17,932	4,153	3,328	7,481
Short-term borrowings	(1,359)	2,255	896	65	5,122	5,187
Long-term borrowings	2,566	(30)	2,536	2,618	(1,060)	1,558

Total interest-bearing liabilities	13,935	14,885	28,820	7,624	13,525	21,149

Net change in net interest income	$14,902	$(5,848)	$9,054	$7,761	$(1,258)	$6,503

Provision for Loan Losses.  The provision for loan losses was $7.4 million for fiscal 2007, which was an increase of $1.5 million from $5.9 million for fiscal 2006. Net charge-offs during fiscal 2007 were $3.9 million, an increase of $1.6 million from fiscal 2006. Net charge-offs as a percent of average loans increased to 0.16% for fiscal 2007 compared with 0.12% for fiscal 2006. Nonperforming loans increased $17.2 million or 102.4% to $34.0 million at June 30, 2007, compared with $16.8 million at June 30, 2006. The increase in the provision for loan losses in fiscal 2007 compared with fiscal 2006 was consistent with the increases in net charge-offs and nonperforming loans. The allowance for loan losses as a percent of loans increased to 1.03% at June 30, 2007, from 0.95% a year earlier.

Noninterest Income.  Noninterest income increased 11.4% to $32.3 million for the year ended June 30, 2007, from $29.0 million for the prior year ended June 30, 2006. The increase was due primarily to increases in service charges and fees on deposit accounts, net gains on sale of securities, insurance commission income and other income – nonbank subsidiaries, partially offset by a decrease in gain on sale of loan servicing rights.

Service charges and fees on deposit accounts increased 16.9% or $0.9 million to $6.4 million for fiscal 2007 compared with $5.5 million for fiscal 2006. The increase in service charges and fees on deposit accounts was due primarily to the increase in volume of accounts from the acquisition of Northern and to a lesser extent from the increase in accounts from the Citizens acquisition.

Net gain on sale of securities was $0.4 million for fiscal 2007 contrasted with losses of $0.9 million for fiscal 2006. The majority of the net gain was due to the sale in the fourth quarter of fiscal 2007 of shares of stock which were issued to the Company upon the initial public offering of a credit card servicer in May, 2006. During fiscal 2006, management made a strategic decision to sell $42 million of low yielding securities at a loss in order to reinvest in higher yielding securities to take advantage of yields in the current market that were higher than they had been for the previous two years. Securities may be sold to generate changes in liquidity, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities are currently or will be a major component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Insurance commission income increased 27.3% or $0.7 million to $3.6 million for fiscal 2007 compared to $2.9 million for fiscal 2006 due to the acquisition of Insurance Center of Warren by the Company’s wholly-owned subsidiary First Place Insurance Agency, Ltd. in the last half of fiscal 2006. Other income—nonbank subsidiaries increased 20.5% or $1.0 million to $6.1 million in fiscal 2007 compared to $5.1 million for fiscal 2006 primarily due to an increase in the level of commissions generated by the Company’s real estate and wealth management affiliates.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold MSRs with a cost basis of $11.0 million or approximately 43% of its loan servicing rights during March 2006. Contrasted with no gain in the current year, this resulted in a gain of $1.8 million in the prior year. Historically the Company has sold loans on both a servicing retained and a servicing released basis. However, this was the Company’s first sale of servicing rights. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

Net gains on the sale of loans increased 22.2% or $1.3 million to $7.2 million for fiscal 2007 from $5.9 million for fiscal 2006. Gains in fiscal 2007 averaged 73 basis points on $992 million in sales compared with 59 basis points on $999 million of loan sales in fiscal 2006. The primary reason for the increase in basis points was due to the Company taking advantage of periods of falling rates during fiscal 2007 by conducting loan sales during these periods. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In conjunction with stable interest rates during fiscal 2007, the Company was able to maintain mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers purchasing homes over customers seeking refinances of their existing homes.

Loan servicing income was $1.3 million for fiscal 2007 and fiscal 2006. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Interest rates were at lower levels two years ago on June 30, 2005. During the past two years, both short-term and long term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the past two years.

	Year ended June 30,
	2007	2006
	(Dollars in thousands)
Loan servicing income
Loan servicing revenue net of amortization	$1,228	$785
Change in impairment of MSRs	111	517

Total loan servicing income	$1,339	$1,302

Loan servicing income remained stable due to the increase in loan servicing revenue net of amortization offsetting the decrease in recovery of impairment. The increase in loan servicing revenue was primarily due to an increase in the size of the servicing portfolio. The decrease in recovery of impairment was due to long-term interest rates rising more slowly during fiscal 2007 than they did during fiscal 2006. At June 30, 2007, there was no allowance for impairment of MSRs.

Other income—bank decreased 4.6% or $0.3 million to $7.1 million for fiscal 2007 compared with $7.4 million for fiscal 2006 due primarily to a $0.3 million decrease in fees generated on the origination of letters of credit.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2007 totaled $74.2 million compared to $68.2 million for the year ended June 30, 2006, an increase of $6.0 million or 8.9%. Annualized noninterest expense as a percent of average assets was 2.41% for fiscal 2007 compared with 2.61% for fiscal 2006. The primary reason for the increase in noninterest expense was the operating expense for the acquired offices of Northern and Citizens partially offset by decreases in merger, integration and restructuring expense and loan expenses. Salaries and employee benefits increased 10.1% or $3.3 million to $36.0 million in fiscal 2007 compared with $32.7 million in fiscal 2006. For the year ended June 30, 2007, occupancy and equipment increased $1.5 million to $11.6 million, marketing increased $0.5 million to $2.5 million and amortization of intangible assets increased $0.7 million to $4.3 million. The increases in salaries and employee benefits, occupancy and equipment, marketing and amortization of intangible assets were related to the operation of banking offices acquired with Northern and Citizens. Amortization of intangibles will continue to increase in fiscal 2008 due to the purchase of the banking offices from Citizens in April, 2007. Loan expenses decreased $0.6 million or 21.9% to $2.1 million primarily due to a 17.6% decrease in mortgage loan originations. State and local tax expense decreased $0.2 million or 11.9% to $1.2 million for fiscal 2007 as compared to $1.4 million for fiscal 2006. The Company anticipates that state and local taxes will increase during the second half of fiscal 2008 related to the recent acquisition. Other noninterest expenses increased $2.1 million or 19.3% to $12.7 million for the current fiscal year compared to the prior year. This increase was due to increases in printing and supplies, telephone, deposit operations, real estate owned and other expenses related to growth in the balance sheet and business volumes from the Northern and Citizens acquisitions.

Provision for Income Taxes.  Income tax for the current fiscal year was $12.1 million, an increase of $1.8 million from the prior year expense of $10.3 million. The increase in the income tax expense was due to the increase in pretax income. The effective tax rate for the current fiscal year was 32.0% compared with 30.9% for the prior fiscal year. The increase in the overall effective tax rate was primarily due to an increase in pretax income while nontaxable income from municipal securities and life insurance contracts remained relatively constant.

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

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
6/30/2004	4.62%	1.00%	3.62%
9/30/2004	4.14%	1.75%	2.39%
12/31/2004	4.24%	2.25%	1.99%
3/31/2005	4.50%	2.75%	1.75%
6/30/2005	3.94%	3.25%	0.69%
9/30/2005	4.34%	3.75%	0.59%
12/31/2005	4.39%	4.25%	0.14%
3/31/2006	4.86%	4.75%	0.11%
6/30/2006	5.15%	5.25%	(0.10)%

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

	Year ended June 30,
	2006	2005
	(Dollars in thousands)
Loan servicing income
Loan servicing revenue net of amortization	$785	$379
Change in impairment of MSRs	517	(341)

Total loan servicing income	$1,302	$38

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
•

Between September 30, 2004 and December 31, 2004, the impaired securities declined $1.1 million in market value, which represented a 6.6% decline in value even though the rates the securities are indexed to went up; and

•

In December 2004, Senators Sununu, Hagel and Dole called for changes in the regulatory oversight of Fannie Mae and Freddie Mac based on Fannie Mae’s recent problems with their financial statements and based on Freddie Mac’s financial reporting problems in 2003.

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

Service charges and fees on deposit accounts increased 5.1% or $0.3 million to $5.5 million for fiscal 2006 compared with $5.2 million for fiscal 2005. Other income–bank increased 5.5% or $0.4 million to $7.4 million for fiscal 2006 compared with $7.0 million for fiscal 2005 primarily due to a $0.4 million gain from recognizing an equity interest in a credit card servicer resulting from a conversion to the stock form of ownership. Other income—nonbank subsidiaries increased 15.5% or $1.1 million to $8.0 million primarily due to an increase in the level of commissions earned from insurance, real estate and wealth management affiliates.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2006 totaled $68.2 million compared to $61.5 million for the year ended June 30, 2005, an increase of $6.7 million or 10.7%. The most prominent reason for the increase was $2.2 million in expenses for merger, integration and restructuring related to the Northern acquisition. There were no expenses of this type in fiscal 2005. Salaries and employee benefits increased 10.4% or $3.1 million to $32.7 million in fiscal 2006 compared with $29.6 million in fiscal 2005. The increase was due to additions and replacement of executive and other nonretail personnel along with increases to stock-based retirement and incentive plans. Loan expenses increased $0.3 million or 12.3% to $2.7 million due to increased loan production, primarily in the commercial loan area. Marketing expense decreased $0.3 million or 13.4% due to a conscious effort by management to control expenses in this area and concentrate on only the most effective delivery methods. State and local tax expense increased $0.3 million or 26.2% to $1.4 million. Amortization of intangible assets decreased $0.2 million or 5.8% due to a decline in the amortization of the core deposit intangible asset from the Franklin acquisition in May 2004. Other noninterest expenses increased $0.9 million or 8.9% to $10.6 million for the current fiscal year compared to the prior year. This increase was due to increases in ATM, real estate owned and other expenses related to growth in the balance sheet and business volumes.

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

Liquidity

Liquidity is a measurement of the Company's ability to generate adequate cash flows to meet the demands of its customers and provide adequate flexibility for the Company to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; the issuance of debt or equity securities and operations. Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.

At June 30, 2007, the Company had $133 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $101 million from the Federal Home Loan Bank based on assets currently pledged under blanket pledge agreements. This compared to $167 million of cash and unpledged securities and Federal Home Loan Bank availability of $131 million at June 30, 2006. Potential cash available as measured by liquid assets and borrowing capacity has decreased during fiscal 2007 due to reductions in securities and a reduction in borrowing capacity at the Federal Home Loan Bank caused by changes in the mix of loans pledged and in the level of nonperforming loans in the portfolio. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition locally or in national markets, or to sell additional loans. The Bank also has two lines of credit with commercial banks totaling $35 million. At June 30, 2007, there was no outstanding balance on either line. In addition, the Bank has the ability to borrow approximately $10 million from the Federal Reserve Bank system. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

First Place Financial Corp., as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, purchase treasury stock, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and fund operating expenses. At June 30, 2007, the holding company had cash and unpledged securities of $41 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. The Bank paid a dividend of $20 million to the holding company in June 2007. As of June 30, 2007, the Bank would be able to pay approximately $34 million without the approval of the OTS. Future dividend payments by the Bank beyond the $34 million would be based upon future earnings or the approval of the OTS.

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

In management's opinion, changes in interest rates affect the financial condition of the Company to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution's ability to be relatively unaffected by changes in interest rates is a good indicator of its capability to perform in a volatile economic environment. In an effort to protect itself from the effects of interest rate volatility, the Company reviews its interest rate risk position frequently, monitoring its exposure and taking necessary steps to minimize any detrimental effects on the Company's profitability.

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of credit issue. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At June 30, 2007, the Company had $13.0 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss the allowance for loan losses would need to increase by approximately $7.6 million.

Mortgage Servicing Rights.  When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent bulk and flow sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. The following table indicates how changes in assumptions about the prepayment speeds in the mortgage loan servicing portfolio would affect the fair value of the portfolio, as of the date of the most recent outside quarterly evaluation date, May 31, 2007.

Fair Value
(Dollars in thousands)
Fair Value of Mortgage Servicing Rights	$25,038
Fair Value of Mortgage Servicing Rights assuming:
20% increase in prepayment speeds	22,941
40% increase in prepayment speeds	21,171

Loan prepayment speeds have varied significantly over the past five years and could continue to vary in the future. In addition, any of the other variables mentioned above could change over time. Therefore, the valuation of mortgage servicing rights is, and is expected to continue to be, a critical accounting policy where the results are based on estimates that are subject to change over time and can have a significant financial impact on the Company.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of June 30, 2007, and a year earlier and are based on an instantaneous change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

Basis Point Change in Rates	June 30, 2007 Net Portfolio Value Ratio	June 30, 2006 Net Portfolio Value Ratio
+200	8.39%	8.57%
+100	9.76%	10.09%
Base	10.92%	11.24%
-100	11.85%	12.12%
-200	12.60%	12.85%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results indicate the Company is exposed to a decline in NPV if rates rise and would realize an increase in NPV from falling rates. In addition, the NPV projections indicate that the Company has experienced little change in its exposure to rising interest rates and a small decrease in its potential benefit from falling interest rates. The NPV ratio for no change in rates has decreased 32 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Shareholders and Board of Directors of First Place Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the First Place Financial Corp.’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 4, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Cleveland, Ohio

September 4, 2007

Consolidated Statements of Financial Condition

At June 30,	2007	2006
ASSETS	(Dollars in thousands, except per share data)
Cash and due from banks	$77,226	$72,906
Interest-bearing deposits in other banks	9,989	4,605
Securities available for sale	285,242	302,994
Loans held for sale	96,163	154,799
Loans	2,507,692	2,350,784
Less allowance for loan losses	25,851	22,319

Loans, net	2,481,841	2,328,465
Federal Home Loan Bank stock	33,209	32,616
Premises and equipment, net	45,639	35,485
Goodwill	91,692	88,009
Core deposit and other intangibles	16,678	17,405
Other assets	88,534	75,926

Total assets	$3,226,213	$3,113,210

LIABILITIES
Deposits
Noninterest-bearing checking	$242,068	$224,738
Interest-bearing checking	154,941	140,752
Savings	390,462	242,178
Money markets	404,248	511,482
Certificates of deposit	1,048,977	941,597

Total deposits	2,240,696	2,060,747
Short-term borrowings	195,249	384,187
Long-term debt	397,914	325,589
Other liabilities	66,167	31,113

Total liabilities	2,900,026	2,801,636

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 3,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.01 par value, 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	215,358	214,243
Retained earnings	131,893	116,757
Unearned employee stock ownership plan shares	(3,858)	(4,452)
Treasury stock, at cost, 878,608 shares at June 30, 2007 and 681,228 shares at June 30, 2006	(15,040)	(10,096)
Accumulated other comprehensive loss, net	(2,347)	(5,059)

Total shareholders’ equity	326,187	311,574

Total liabilities and shareholders’ equity	$3,226,213	$3,113,210

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended June 30,	2007	2006	2005
Interest income	(Dollars in thousands, except per share data)
Loans, including fees	$170,683	$134,936	$107,103
Securities
Taxable	10,787	10,702	11,475
Tax exempt	1,803	1,143	1,077
Dividends	3,191	2,272	1,847

Total interest income	186,464	149,053	121,502

Interest expense
Deposits	69,644	44,256	29,852
Short-term borrowings	12,010	11,114	5,927
Long-term debt	17,805	15,269	13,711

Total interest expense	99,459	70,639	49,490

Net interest income	87,005	78,414	72,012

Provision for loan losses	7,391	5,875	3,509

Net interest income after provision for loan losses	79,614	72,539	68,503

Noninterest income
Service charges and fees on deposit accounts	6,436	5,505	5,238
Net gains (losses) on sale of securities	430	(943)	91
Impairment of securities	-	-	(5,246)
Net gains on sale of loans	7,240	5,922	5,853
Gain on sale of loan servicing rights	-	1,841	-
Loan servicing income	1,339	1,302	38
Other income – bank	7,066	7,408	7,024
Insurance commission income	3,633	2,853	2,085
Other income – nonbank subsidiaries	6,144	5,097	4,796

Total noninterest income	32,288	28,985	19,879

Noninterest expense
Salaries and employee benefits	35,951	32,654	29,575
Occupancy and equipment	11,577	10,089	9,699
Professional fees	3,010	2,816	2,780
Loan expenses	2,121	2,716	2,419
Marketing	2,535	2,005	2,314
Merger, integration and restructuring expense	749	2,173	-
State and local taxes	1,239	1,407	1,115
Amortization of intangible assets	4,321	3,655	3,880
Other	12,693	10,635	9,764

Total noninterest expense	74,196	68,150	61,546

Income before income tax expense	37,706	33,374	26,836
Income tax expense	12,082	10,330	7,898

Net income	$25,624	$23,044	$18,938

Earning per share
Basic	$1.51	$1.58	$1.32
Diluted	$1.49	$1.55	$1.30

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Unearned RRP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)

Balance at June 30, 2004	$181	$188,312	$91,041	$(5,639)	$(1,205)	$(42,083)	$(7,497)	$223,110

Comprehensive income -
Net income			18,938					18,938
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							2,465	2,465
Loss on termination of interest rate swaps reclassified into income, net of tax							1,515	1,515

Total comprehensive income								22,918
Cash dividends declared ($0.56 per share)			(8,101)					(8,101)
Commitment to release employee stock ownership plan shares (59,352 shares)		581		594				1,175
Commitment to release recognition and retention plan shares (7,201 shares)		35			71			106
Purchase of 236,488 shares of common stock						(4,284)		(4,284)
Stock options exercised (120,943 shares)		(274)				1,729		1,455
Tax benefit related to exercise of stock options		277						277

Balance at June 30, 2005	181	188,931	101,878	(5,045)	(1,134)	(44,638)	(3,517)	236,656

Comprehensive income -
Net income			23,044					23,044
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(2,350)	(2,350)
Loss on termination of interest rate swaps reclassified into income, net of tax							808	808

Total comprehensive income								21,502
Cash dividends declared ($0.56 per share)			(8,165)					(8,165)
Commitment to release employee stock ownership plan shares (59,352 shares)		779		593				1,372
Reclassification of unearned RRP shares		(1,134)			1,134			-
Commitment to release recognition and retention plan shares (3,020 shares)		52						52
Stock options exercised (97,470 shares)		(245)				1,409		1,164
Issuance of 2,288,798 shares of stock for acquisition of The Northern Savings & Loan Company		25,266				32,824		58,090
Issuance of 21,358 shares of stock for acquisition of Insurance Center of Warren Agency, Inc.		241				309		550
Stock option expense		113						113
Tax benefit related to exercise of stock options		240						240

Balance at June 30, 2006	181	214,243	116,757	(4,452)	-	(10,096)	(5,059)	311,574

Comprehensive income -
Net income			25,624					25,624
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							2,092	2,092
Loss on termination of interest rate swaps reclassified into income, net of tax							620	620

Total comprehensive income								28,336
Cash dividends declared ($0.605 per share)			(10,488)					(10,488)
Commitment to release employee stock ownership plan shares (59,352 shares)		733		594				1,327
Commitment to release recognition and retention plan shares (3,055 shares)		66						66
Purchase of 307,920 shares of common stock						(6,543)		(6,543)
Stock options exercised (110,540 shares)		(224)				1,599		1,375
Stock option expense		224						224
Tax benefit related to exercise of stock options		316						316

Balance at June 30, 2007	$181	$215,358	$131,893	$(3,858)	$-	$(15,040)	$(2,347)	$326,187

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended June 30,	2007	2006	2005
	(Dollars in thousands, except per share data)
Cash flows from operating activities
Net income	$25,624	$23,044	$18,938
Adjustment to reconcile net income to net cash from operating activities
Depreciation	3,347	2,788	3,140
Provision for loan losses	7,391	5,875	3,509
Provision (recovery) for impaired mortgage servicing rights	(111)	(517)	341
Amortization, net of accretion	7,724	8,719	5,859
Other than temporary impairment of securities	-	-	5,246
Securities (gains) losses	(430)	943	(91)
Proceeds from sales of loans and securitized loans held for sale	984,879	998,685	968,649
Originations and purchases of loans held for sale	(913,547)	(942,991)	(974,059)
Gain on sale of loan servicing rights	-	(1,841)	-
Gain on sale of loans held for sale	(6,611)	(5,623)	(4,556)
Gain on sale of other loans	(629)	(299)	(1,297)
Loss on disposal of premises and equipment	80	110	48
Stock dividends and partnership earnings	(913)	(1,692)	(1,734)
Employee stock ownership plan expense	1,327	1,372	1,175
Recognition and retention plan expense	66	52	106
Tax benefit from stock options exercised	(316)	(240)	277
Stock-based compensation	224	113	-
Increase in cash surrender value of bank owned life insurance	(1,171)	(1,151)	(1,160)
Change in -
Other assets	(6,123)	(17,183)	39,092
Other liabilities	33,022	(2,075)	(4,773)
Deferred loan fees	1,942	(943)	(2,010)
Deferred taxes	785	(2,120)	(316)

Net cash from operating activities	136,560	65,026	56,384

Cash flows from investing activities
Securities available for sale
Proceeds from sales	19,500	42,055	49,838
Proceeds from maturities, calls and principal paydowns	44,530	47,823	107,983
Purchases	(44,140)	(70,619)	(77,706)
Net change in interest-bearing deposits in other banks	(5,384)	(4,605)	43,901
Net change in loans	(168,157)	(314,924)	(451,355)
Proceeds from sale of loans	19,861	10,734	30,238
Proceeds from sales of loan servicing rights	-	12,828	-
Premises and equipment expenditures, net	(10,799)	(10,291)	(2,254)
Cash received from Republic Bancorp, Inc. and Citizens Banking Corporation, net of cash paid for branch acquisition	164,442	-	-
Cash paid for The Northern Savings & Loan Company, net of cash acquired	-	(8,257)	-
Cash paid for Insurance Center of Warren Agency, Inc., net of cash acquired	-	(503)	-
Investment in nonbank affiliates	(345)	(276)	(517)

Net cash from investing activities	19,508	(296,035)	(299,872)

Consolidated Statements of Cash Flows (Continued)

	2007	2006	2005
Cash flows from financing activities
Net change in deposits	(20,665)	97,421	161,328
Net change in short-term borrowings	(196,438)	97,479	57,680
Proceeds from long-term debt	125,032	135,303	50,000
Repayment of long-term debt	(44,337)	(72,076)	(29,391)
Cash dividends paid	(10,488)	(8,165)	(8,101)
Proceeds from stock options exercised	1,375	1,164	1,455
Tax benefit from stock options exercised	316	240	-
Purchases of common stock	(6,543)	-	(4,284)

Net cash from financing activities	(151,748)	251,366	228,687

Net change in cash and cash equivalents	4,320	20,357	(14,801)

Cash and due from banks at beginning of year	72,906	52,549	67,350

Cash and due from banks at end of year	$77,226	$72,906	$52,549

Supplemental cash flow information -
Cash payments of interest expense	$96,841	$68,983	$46,779
Cash payments of income taxes	8,595	14,463	5,357

Supplemental noncash disclosures -
Stock portion of acquisition price of The Northern Savings & Loan Company	-	58,090	-
Stock portion of acquisition price of Insurance Center of Warren Agency, Inc.	-	550	-
Loans securitized	37,863	91,037	145,276
Transfer of loans to real estate owned	7,194	2,321	5,361
Transfer of loans from portfolio to loans held for sale	19,948	-	97,486
Transfer of loans from loans held for sale to portfolio	3,729	36,051	9,854
Transfer of borrowings from long-term to short-term	7,500	8,250	-
Allocation of loan basis to mortgage servicing assets	8,957	10,990	10,639

Noncash activity related to branch purchase from Republic Bancorp, Inc. and Citizens Banking Corporation included the purchase of assets with a fair value of $36,108 and the assumption of liabilities of $200,550 in 2007. Noncash activity related to the acquisition of The Northern Savings & Loan Company included purchase of assets with a fair value of $359,720 and the assumption of liabilities of $287,620 in 2006. Noncash activity related to the acquisition of Insurance Center of Warren Agency, Inc. included purchase of assets with a fair value of $1,294 and the assumption of liabilities of $744 in 2006.

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Dollar amounts in thousands, except per share data)

Principles of Consolidation:  The consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc. Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Segments:  While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill and the amortization, valuation of mortgage servicing assets, stock options and securitizations. Actual results could differ from those estimates.

Cash Flows:  Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for loans, deposits, interest-bearing deposits in other banks and short term borrowings.

Interest-Bearing Deposits in Other Banks:  Interest bearing deposits in other banks mature within one week and are carried at cost.

Securities:  Securities are classified as held-to-maturity, available-for-sale, or trading on the date of purchase. The Company has no held-to-maturity or trading securities at this time. Securities are classified as held to maturity when the Company has both the ability and the positive intent to hold them until maturity, and they are carried at amortized cost. Securities are classified as available-for-sale when they may be sold before maturity. They are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income or loss. The fair value of a security is based on quoted market prices. If quoted prices are not available, fair value is determined based on quoted prices of similar investments.

Gains and losses on sales are based on a comparison of the sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes amortization of premiums and accretion of discounts arising at the time of purchase or as the result of a business combination. Premiums are amortized and discounts are accreted using the level yield method including estimated prepayments for mortgage-backed securities and collateralized mortgage obligations. Available-for-sale and held-to-maturity securities are reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value. If the fair value of

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

a security is less than the amortized cost and the impairment is determined to be other-than-temporary, the security is written down, establishing a reduced cost basis and the related charge is recorded as a realized loss in the income statement.

Loans Held for Sale:  Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. These loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and included as a component of net gains on sales of loans.

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

Allowance for Loan Losses:  The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. A provision for loan losses is charged to operations based on management’s periodic evaluation of factors previously mentioned. Loan charge-offs are deducted from the allowance, and subsequent recoveries are added. Loan losses are charged-off against the allowance when management believes that the full collectibility of the loan is unlikely. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

Acquired Loans:  Loans or debt securities acquired through purchase or as part of a business combination that have credit weaknesses are recorded at fair value and valuation allowances are not used when the asset is initially recorded. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan or pool. The excess of the loan’s or pool’s contractual principal and interest over the expected cash flows is not recorded.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

Federal Home Loan Bank Stock:  The Bank is a member of the Federal Home Loan Bank system. As a member, it is required to hold certain minimum levels of common stock in the Federal Home Loan Bank based on borrowing levels and other factors. The stock arises from required purchases or stock dividends on previously owned stock and is carried on the books at par value. Both cash and stock dividends are reported as income. The stock is restricted and excess stock beyond the amount required to be held may be sold back to the Federal Home Loan Bank at times and in amounts that it approves. Historically, the redemption value has been equal to par value. The stock is periodically reviewed for impairment.

Foreclosed Assets:  Assets acquired through foreclosure or received from the borrower in full or partial settlement of a loan obligation are initially recorded at the fair value less estimated selling costs, establishing a new cost basis. If fair value declines after the asset is acquired, a valuation allowance is recorded through expense. Costs to carry foreclosed assets after acquisition are expensed as incurred.

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

Mortgage Servicing Assets:  Mortgage Servicing assets represent the allocated value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, those rights are valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The fair value of the servicing right is determined by comparison with the market values of similar servicing rights or alternatively through the use of a valuation model. When a valuation model is used, the model includes assumptions as to loan prepayment speeds, the current short-term earning rate on idle cash, delinquency rates, servicing costs and a discount rate which takes into account the current rate of return anticipated by holders of servicing rights. Servicing assets are included in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing fee revenue is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when deducted from funds collected on the loan. Loan servicing income is the total of fees collected net of amortization of servicing rights and charges or credits to record or reverse impairment of servicing rights.

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

Company-Owned Life Insurance:  The Company has purchased life insurance policies on certain key officers. Company-owned life insurance is recorded at its cash surrender value, which represents the amount that can be realized.

Goodwill and Other Intangible Assets:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Identified purchased intangibles, primarily core deposit intangibles, are recorded at cost and amortized over their estimated lives of four to ten years.

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

Derivative Instruments and Hedging Activities:  All derivative instruments are recorded at their fair values. Derivatives that serve the economic purpose of a hedge may or may not be designated as a hedge for accounting purposes. A derivative used as an economic hedge but not designated as a hedge for accounting purposes will not have any impact on the accounting for the related asset or liability. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income or loss and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in income as they occur. If a hedge of fair values is dedesignated, the fair value adjustment of the hedged item is generally accounted for as a yield adjustment over its remaining life. If a hedge of cash flows is dedesignated, the fair value adjustment in accumulated other comprehensive income or loss, depending upon the dedesignation circumstances, is either included currently in earnings or reclassified to earnings over the remaining term of the originally designated hedging relationship.

The Company routinely issues commitments to make loans as a part of its residential lending program. These commitments are considered derivatives. The Company also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the company contracts to sell the loan. These commitments to sell loans and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as an adjustment to net gains or losses on sale of loans.

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

On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.

The following table illustrates the effect on net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No. 123 for the year ending June 30:

	2005
	As Reported	Pro Forma Adjustments	Pro Forma as if Under SFAS 123
Income before income tax expense	$26,836	$(180)	$26,656
Income tax expense	7,898	-	7,898

Net income	$18,938	$(180)	$18,758

Basic earnings per share	$1.32	$(0.01)	$1.31
Diluted earnings per share	$1.30	$(0.01)	$1.29

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

Earnings Per Share:  Basic earnings per common share is net income divided by the weighted average number of shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan (RRP) shares are considered outstanding as they become vested. Diluted earnings per share include the dilutive effect of RRP shares and the additional potential shares issuable under existing stock options using the treasury stock method.

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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, changes in the fair value of cash flow hedges and reclassification of losses from terminated cash flow hedges, which are also recognized as separate components of equity. Realized gains or losses are reclassified into income.

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

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement will be effective July 1, 2007. This pronouncement has been adopted and will not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each class of servicing asset or liability. In addition, this statement also specifies that servicing rights will be recorded at fair value rather than an allocation of the relative fair values of the loan that is sold and the servicing right that is retained. This statement will be effective July 1, 2007. If the company adopts this pronouncement and elects to account for all servicing assets and liabilities according to the amortization method, it would not change the current treatment of accounting for servicing rights and therefore would have no impact on the Company’s consolidated financial statements. The change in recording the initial value of servicing rights at fair value will not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective July 1, 2007. The Company is evaluating the impact of this pronouncement on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006. This statement will be effective July 1, 2007. This FSP has been adopted and will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007 and will apply to the Company effective July 1, 2008 unless the Company elects early adoption in which case it would be effective July 1, 2007. At the present time, the Company has not determined if it will elect early adoption, if it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. If the Company adopts this pronouncement early, it would be effective July 1, 2007, otherwise it would become effective July 1, 2008. At the present time, the Company has not determined if it will elect early adoption, to what assets and liabilities it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 - ACQUISITIONS

On April 27, 2007, the Bank completed the acquisition of seven retail banking offices in the greater Flint, Michigan area acquired from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens). As of that date, the Bank recorded the purchase of the offices that resulted in First Place Bank assuming $200,146 in deposits, and receiving $29,383 in consumer loans and fixed assets and $164,442 in cash. The acquisition was accounted for as a business combination using the purchase method and the results of operations of the offices have been included in the consolidated financial statements since the acquisition date. The following table presents the allocation of the acquisition cost of the offices to the assets acquired and liabilities assumed based on their fair values:

Loans, net	$26,374
Premises and equipment	3,009
Goodwill	3,338
Core deposit and other intangible assets	3,368
Other assets	19

Total assets	36,108

Deposits	200,146
Other liabilities	404

Total liabilities	200,550

Net cash acquired	$164,442

On June 27, 2006, the Company acquired The Northern Savings & Loan Company (Northern) headquartered in Elyria, Ohio. Northern shareholders received $71.0 million for their common stock, including $12.9 million in cash and 2.289 million shares of the Company’s common stock valued at $58.1 million. The acquisition was accounted for as a purchase and the results of operations of Northern have been included in the consolidated financial statements since the acquisition date. Concurrent with the merger, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. On July 25, 2006, the Bank and Northern were merged into a single federal savings association with the name First Place Bank.

Notes to Consolidated Financial Statements

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, were as follows:

	2007
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U.S. Government agencies and other government sponsored enterprises	$60,660	$6	$(820)
Obligations of states and political subdivisions	46,556	128	(515)
Trust preferred securities	15,654	526	(9)
Mortgage-backed securities and collateralized mortgage obligations	106,453	153	(2,356)

Total	229,323	813	(3,700)

Equity securities
Common stock	3,786	821	-
Fannie Mae and Freddie Mac preferred stock	18,475	2,954	(55)
Mutual funds	33,658	-	(1,676)

Total	55,919	3,775	(1,731)

Total securities	$285,242	$4,588	$(5,431)

	2006
	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Debt securities
U.S. Government agencies and other government sponsored enterprises	$73,871	$19	$(1,472)
Obligations of states and political subdivisions	41,582	216	(594)
Trust preferred securities	17,938	511	(31)
Mortgage-backed securities and collateralized mortgage obligations	112,549	176	(3,478)

Total	245,940	922	(5,575)
Equity securities
Common stock	3,845	372	-
Fannie Mae and Freddie Mac preferred stock	19,643	1,788	(91)
Mutual funds	33,566	-	(1,511)

Total	57,054	2,160	(1,602)

Total securities	$302,994	$3,082	$(7,177)

Proceeds, realized gains, losses and impairment charges for available for sale securities were as follows:

	2007	2006	2005
Proceeds	$19,500	$42,055	$49,838
Gross gains	442	-	336
Gross losses	12	943	245
Impairment charges	-	-	5,246

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

Notes to Consolidated Financial Statements

NOTE 3 - SECURITIES  (continued)

The Company concluded that these events made the likelihood of future price appreciation less certain in the near term and would extend the time period for a recovery of the Company’s investment cost beyond previous estimates.

The estimated fair value of debt securities available for sale by contractual maturity at June 30, 2007 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Debt securities available for sale
Due in one year or less	$29,489
Due after one year through five years	38,738
Due after five years through ten years	5,957
Due after ten years	48,686

122,870
Mortgage-backed securities and collateralized mortgage obligations	106,453

Total	$229,323

Debt and mortgage-backed securities with a fair value of $239,202 and $204,201 as of June 30, 2007 and 2006 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes as required or permitted by law.

Securities with continuous unrealized losses at June 30, 2007 are as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and other government sponsored enterprises	$8,750	$(155)	$48,948	$(665)	$57,698	$(820)
Obligations of states and political subdivisions	18,858	(277)	7,313	(238)	26,171	(515)
Trust preferred securities	-	-	1,991	(9)	1,991	(9)
Mortgage-backed securities and collateralized mortgage obligations	36,972	(402)	51,389	(1,954)	88,361	(2,356)
Fannie Mae and Freddie Mac preferred stock	1,006	(55)	-	-	1,006	(55)
Mutual funds	-	-	33,427	(1,676)	33,427	(1,676)

Total	$65,586	$(889)	$143,068	$(4,542)	$208,654	$(5,431)

Unrealized losses on debt and equity securities as of June 30, 2007 have not been recognized into income because the issuer’s securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the unrealized losses are largely attributable to changes in market interest rates. Short-term interest rates remained stable during fiscal 2007. Long-term interest rates varied during the year but ended slightly below where rates had been a year earlier.

Notes to Consolidated Financial Statements

NOTE 3 - SECURITIES  (continued)

The fair value is expected to recover as the securities approach their maturity date and/or as market interest rates change. The unrealized loss on mutual funds increased slightly during fiscal 2007 as these funds invest primarily in adjustable rate mortgage loans and the yield on these funds lags the change in market yields. Over the course of fiscal 2007, there has been a decrease in the likelihood of declines in short-term interest rates as measured by the interest futures market. The fair value of these funds is expected to recover when investors anticipate imminent declines or experience declines in short-term interest rates.

Securities with continuous unrealized losses at June 30, 2006 were as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U. S. Government agencies and other government sponsored enterprises	$23,984	$(363)	$41,547	$(1,109)	$65,531	$(1,472)
Trust preferred securities	1,969	(31)	-	-	1,969	(31)
Obligations of states and political subdivisions	16,911	(383)	5,447	(211)	22,358	(594)
Mortgage-backed securities and collateralized mortgage obligations	56,601	(1,506)	34,764	(1,972)	91,365	(3,478)
Fannie Mae and Freddie Mac preferred stock	969	(91)	-	-	969	(91)
Mutual funds	-	-	33,209	(1,511)	33,209	(1,511)

Total	$100,434	$(2,374)	$114,967	$(4,803)	$215,401	$(7,177)

NOTE 4 - LOANS

Loans at year-end were as follows:

	2007	2006
1-4 family residential real estate loans:
Permanent financing	$984,135	$950,133
Construction	95,653	173,778

Total	1,079,788	1,123,911
Commercial loans:
Multifamily real estate	134,308	106,999
Commercial real estate	565,342	429,694
Commercial construction	96,768	75,491
Commercial non real estate	250,475	243,945

Total	1,046,893	856,129
Consumer loans	381,011	370,744

Total loans	$2,507,692	$2,350,784

Total loans include net deferred loan costs of $5,394 at June 30, 2007 and $4,033 at June 30, 2006.

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
Beginning balance	$22,319	$18,266	$16,528
Provision for loan losses	7,391	5,875	3,509
Acquisition	-	525	-
Loans charged-off	(4,392)	(3,122)	(3,242)
Recoveries	533	775	1,471

Ending balance	$25,851	$22,319	$18,266

Notes to Consolidated Financial Statements

NOTE 4 - LOANS  (continued)

Impaired loans were as follows:

	2007	2006
Year-end loans with no allocated allowance for loan losses	$-	$-
Year-end loans with allocated allowance for loan losses	9,505	2,797

Total	$9,505	$2,797

Amount of the allowance for loan losses allocated	$3,255	$844

	2007	2006	2005
Average of impaired loans during the year	$4,727	$1,851	$1,831
Interest income recognized during impairment	137	194	82
Cash-basis interest income recognized	136	172	82

Nonperforming loans were as follows:

	2007	2006
Nonaccrual loans	$33,405	$16,210
Troubled debt restructuring	557	561

Total nonperforming loans	$33,962	$16,771

There were no loans past due over 90 days still on accrual as of June 30, 2007 or 2006.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For loans classified as nonperforming for the years ended June 30, 2007, 2006 and 2005 the contractual interest due and actual interest recognized on those loans is presented in the table below.

	2007	2006	2005
Contractual interest due	$3,043	$1,249	$848
Actual interest recognized	556	331	316

There were no loans acquired in connection with either the branch purchase from Citizens or the Northern acquisition that had credit weaknesses which required the recording of a nonaccreatable discount in accordance with the AICPA’s Statement of Position 03-3.

NOTE 5 - MORTGAGE SERVICING ASSETS

Following is a summary of mortgage servicing assets at June 30:

	2007	2006	2005
Servicing rights:
Beginning of year	$16,167	$21,013	$15,343
Additions	8,957	10,990	10,639
Sale of servicing rights	-	(10,987)	-
(Increase) decrease in valuation allowance	111	517	(341)
Amortized to expense	(4,450)	(5,366)	(4,628)

End of year	$20,785	$16,167	$21,013

Notes to Consolidated Financial Statements

NOTE 5 - MORTGAGE SERVICING ASSETS  (continued)

The fair value of mortgage servicing rights was $25,247 at June 30, 2007 and $19,986 at June 30, 2006.

	2007	2006	2005
Valuation allowance:
Beginning of year	$111	$675	$334
Additions expensed	55	94	380
Reductions credited to expense	(166)	(611)	(39)
Sale of servicing rights	-	(47)	-

End of year	$-	$111	$675

Loans serviced for others, which are not reported as assets, totaled $2,095,607 and $1,627,595 at June 30, 2007 and 2006. Noninterest-bearing deposits included $19,042 and $16,528 of custodial account deposits related to loans serviced for others as of June 30, 2007 and 2006.

NOTE 6 - SECURITIZATIONS

Periodically the Company will securitize residential real estate loans in order to gain access to a larger number of buyers than it would normally have for the sale of whole loans. During 2007, 2006, 2005 and at times in the past, the Company has securitized loans, sold the securities and retained the right to service those loans. The servicing rights on securitized loans the Company has retained are included in the year-end total servicing rights as described in Note 5 – Mortgage Servicing Assets. For each securitization the issuer of the security has been an independent third party. Information on those securitizations follows.

Securitization activity during the year ended June 30:	2007	2006	2005
For new securitizations during the year
Principal balance of loans securitized	$37,863	$91,037	$145,276
Principal balance of securitized assets sold	37,863	91,037	145,276
Initial value of loan servicing asset retained	292	906	1,444
Gain (loss) on sale of securitized assets	(224)	91	1,076
Assumptions to determine fair value of servicing asset retained:
Discount rate	14.0-14.5%	14.0-14.5%	9.5-14.5%
Prepayment rate	525-1250 PSA	325-625 PSA	250-600 PSA
Anticipated delinquency	6.33%	6.23%	6.15%
Weighted average expected life in months	20-45	25-55	30-160
Activity related to all securitizations interests
Charge-offs, net of recoveries for securitized loans	$-	$-	$-
Servicing revenue from securitized loans	649	699	483

Securitization information at June 30:
Current principal balance of loans securitized	$242,218	$279,536	$241,485
Balance of securities still owned	-	-	-
Fair value of loan servicing asset retained	2,056	2,471	2,311
Loans delinquent 30 days or more	2,022	3,761	2,579
Assumptions to determine fair value of servicing asset retained:
Discount rate	9.5-14.5%	9.5-14.5%	9.5-14.5%
Prepayment rate	200-600 PSA	275-900 PSA	250-600 PSA
Anticipated delinquency	6.66%	6.30%	6.15%
Weighted average expected life in months	25-65	15-65	30-160

The fair value of loan servicing assets retained can change significantly over time as the underlying assumptions used in the valuation change. The following table is a projection of how the fair value of servicing rights would change based on two magnitudes of adverse

Notes to Consolidated Financial Statements

NOTE 6 - SECURITIZATIONS  (continued)

changes in each of the key assumptions used in the valuation. These projections are hypothetical and should be used with caution. They project only one change in one variable at a time. Extrapolation of these results beyond the assumptions indicated may not produce meaningful results. All variables are dynamic, are subject to change at any time, and may interrelate so that movement in one may cause movement in another.

Projected value of loan servicing asset under various adverse alternative assumptions as of June 30:

	2007	2006
1% added to discount rate	$2,019	$2,425
2% added to discount rate	1,983	2,381
10% increase in PSA prepayment speed used	1,958	2,359
20% increase in PSA prepayment speed used	1,870	2,259
10% increase in delinquency rate	2,050	2,469
20% increase in delinquency rate	2,048	2,466

NOTE 7 - PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

	2007	2006
Land and improvements	$10,843	$7,659
Building and improvements	29,927	21,327
Leasehold improvements	2,331	2,535
Furniture and equipment	19,563	15,885
Construction in process	2,761	6,879

	65,425	54,285
Less: Accumulated depreciation	(19,786)	(18,800)

	$45,639	$35,485

Depreciation expense totaled $ 3,347, $2,788 and $3,140 for 2007, 2006 and 2005 respectively.

The Company’s subsidiaries have entered into a number of noncancelable lease agreements with respect to premises. Following is a summary of future minimum rental payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2007:

2008	$2,695
2009	2,281
2010	1,424
2011	793
2012	617
Thereafter	5,954

$13,764

Rent expense for cancelable and noncancelable agreements totaled $2,664, $2,498 and $2,237 for 2007, 2006 and 2005.

Notes to Consolidated Financial Statements

NOTE 8 - GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the year ended June 30 is as follows:

	2007	2006
Beginning balance	$88,009	$55,076
Goodwill acquired during the year	3,683	32,933

Ending balance	$91,692	$88,009

ACQUIRED INTANGIBLE ASSETS

Activity in intangibles for the year ended June 30, 2007 was as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Value
Balance as of June 30, 2006	$28,805	$(11,400)	$17,405
Intangible assets acquired	3,594	(108)	3,486
Amortization of intangible assets	-	(4,213)	(4,213)

Balance as of June 30, 2007	$32,399	$(15,721)	$16,678

Aggregate amortization expense was $4,321, $3,655 and $3,880, for 2007, 2006 and 2005 respectively.

Estimated amortization expense for each of the next five years:

2008	$4,284
2009	2,971
2010	2,664
2011	2,363
2012	2,040
Thereafter	2,356

$16,678

NOTE 9 - INTEREST BEARING DEPOSITS

At June 30, 2007, scheduled maturities of certificate of deposits are as follows:

2008	$871,537
2009	127,567
2010	32,409
2011	9,611
2012	7,316
Thereafter	537

$1,048,977

Notes to Consolidated Financial Statements

NOTE 9 - INTEREST BEARING DEPOSITS  (continued)

At June 30, 2007, scheduled maturities of certificate of deposits of $100 thousand or more are as follows:

Three months or less	$128,084
Over three through six months	92,322
Over six through twelve months	86,784
Over twelve months	59,751

Total	$366,941

The certificates of deposit of $100 thousand or more summarized above include $23,205 of brokered deposits at June 30, 2007. At June 30, 2006, certificates of deposit of $100 thousand or more included $76,746 of brokered deposits. The Company also had $2,203 and $845 of brokered deposits with balances less than $100 thousand at June 30, 2007 and 2006 respectively.

NOTE 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Following is a summary of short-term borrowings at June 30:

	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Federal Home Loan Bank	$156,525	5.31%	$354,674	5.31%
Securities sold under agreements to repurchase	38,724	3.66%	29,513	2.60%

Total	$195,249	4.98%	$384,187	5.10%

Information concerning short-term borrowings during the periods indicated is as follows:

	2007	2006	2005
Federal Home Loan Bank
Average daily balance during the year	$205,639	$245,739	$258,176
Average interest rate during the year	4.90%	4.26%	2.23%
Maximum month-end balance during the year	$349,950	$361,674	$307,090

Securities sold under agreements to repurchase
Average daily balance during the year	$26,176	$23,006	$9,439
Average interest rate during the year	3.96%	2.47%	1.77%
Maximum month-end balance during the year	$31,643	$29,513	$14,724

Lines of credit with commercial banks
Average daily balance during the year	$473	$55	$-
Average interest rate during the year	5.95%	4.75%	-%
Maximum month-end balance during the year	$10,000	$-	$-

The Bank has lines of credit totaling $35,000 with two commercial banks. Interest on the lines accrues daily and is variable based on the bank’s federal funds rate.

Notes to Consolidated Financial Statements

NOTE 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT  (continued)

Following is a summary of long-term debt at June 30:

	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Long-term debt
Federal Home Loan Bank	$279,057	4.67%	$249,232	4.66%
Securities sold under agreements to repurchase	57,000	4.16%	14,500	3.78%
Junior subordinated debentures owed to unconsolidated trusts	61,857	6.53%	61,857	5.70%

Total	$397,914	4.89%	$325,589	4.82%

Following is a summary of long-term debt maturity schedule at June 30:

	2007		2006
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Long-term debt maturing in
2007	$-	-	$24,897	2.84%
2008	31,384	4.58%	38,875	4.37%
2009	90,000	4.99%	90,000	4.99%
2010	81,105	4.78%	77,141	4.74%
2011	-	-	21,286	5.09%
2012	10,291	4.13%	11,000	4.74%
Thereafter	185,134	4.99%	62,390	5.69%

Total	$397,914	4.89%	325,589	4.82%

At June 30, 2007, Federal Home Loan Bank borrowings were secured by a blanket pledge of multifamily loans of $1,907, a blanket pledge of 1-4 family residential loans of $918,586, a blanket pledge of commercial loans of $117,042, a pledge of specific securities of $832 and by the Company’s stock in the Federal Home Loan Bank. Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at June 30, 2007 was $100,975. Federal Home Loan Bank advances generally carry prepayment penalties equal to the present value of the difference in interest between the rate on the loan and the current rate for loans with similar terms and remaining maturities. Federal Home Loan Bank advances totaling $91,000 at June 30, 2007 which are scheduled to mature in 2009 and later years can be called by the issuer on various dates and under various conditions.

Securities sold under agreements to repurchase are secured primarily by U.S. Government agencies, other government sponsored enterprises and other mortgage-backed securities with a fair value of approximately $117,047 at June 30, 2007 and $48,250 at June 30, 2006. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase totaling $40,000 at June 30, 2007 which are scheduled to mature in 2016 and later years can be called by the issuer on various dates and under various conditions.

As of June 30, 2007, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with this transaction, the Company issued $61,857 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust.

Notes to Consolidated Financial Statements

NOTE 10 - SHORT-TERM BORROWINGS AND LONG-TERM DEBT  (continued)

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

	June 30, 2007	June 30, 2006
Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,465	$15,465
6.45% junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	15,464
Variable rate junior subordinated debentures owed to First Place Capital Trust III due September 15, 2035	30,928	30,928

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,857	$61,857

Interest on all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following:

	2007	2006	2005
Current provision	$11,297	$12,450	$8,214
Deferred provision (benefit)	785	(2,120)	(316)

	$12,082	$10,330	$7,898

The income tax benefit from the exercise of non-qualified stock option shares and disposition of incentive stock options was recognized for financial reporting purposes by crediting additional paid-in capital for $316 in 2007, $240 in 2006 and $277 in 2005.

Notes to Consolidated Financial Statements

NOTE 11 - INCOME TAXES  (continued)

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate to income before taxes were as follows:

	2007	2006	2005
Income tax computed at the statutory federal rate	$13,197	$11,681	$9,393
Add (subtract) tax effect of:
Tax-exempt income	(648)	(453)	(436)
Earnings and proceeds from life insurance contracts	(410)	(403)	(758)
Miscellaneous items	(57)	(495)	(301)

	$12,082	$10,330	$7,898

The statutory tax rate was 35% for 2007, 2006 and 2005.

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax balance were as follows at June 30:

	2007	2006
Items giving rise to deferred tax assets:
Bad debts	$9,048	$7,811
Unrealized loss on securities available for sale	295	1,421
Recognized loss on impairment of securities	1,836	1,836
Unrealized loss on hedging transactions	968	1,302
Nonaccrual loan interest	738	508
Other	1,759	1,414

	14,644	14,292
Items giving rise to deferred tax liabilities:
Loan servicing	(7,275)	(5,659)
FHLB stock dividends	(6,400)	(6,141)
Purchase accounting adjustments and related intangibles	(4,155)	(3,373)
Depreciation	(1,029)	(1,169)
Deferred loan fees and costs	(1,888)	(1,912)
Other	(958)	(854)

	(21,705)	(19,108)

Net deferred liability	$(7,061)	$(4,816)

The Company has sufficient taxes paid in prior years and available for recovery and expected future taxable income to warrant recording the full deferred tax asset without a valuation allowance.

Retained earnings at June 30, 2007, includes approximately $37,042 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at June 30, 1988, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at June 30, 2007 was approximately $12,965.

Tax expense (benefit) attributable to securities gains and losses approximated $151, $(330) and $32 for 2007, 2006 and 2005.

Notes to Consolidated Financial Statements

NOTE 12 - EMPLOYEE BENEFIT PLANS

ESOP PLAN

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. Interest is payable during the term of the loan at a fixed rate of 7.75%. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. These contributions to the ESOP plan were $1,003 for each of the years 2007, 2006 and 2005. The balance of the ESOP loan was $5,269 at June 30, 2007 and $5,821 at June 30, 2006. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares are used for debt service. ESOP compensation expense was $1,327, $1,372 and $1,175 for 2007, 2006, and 2005 respectively. The fair value of unallocated shares was $8,148 at June 30, 2007 and $10,243 at June 30, 2006.

Shares held by the ESOP at June 30 were as follows:

	Year ended June 30, 2007			Year ended June 30, 2006
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning balance	403,438	445,167	848,605	361,932	504,519	866,451
Allocation of shares to participants	59,352	(59,352)	-	59,352	(59,352)	-
Purchases of shares for existing participants	13,466	-	13,466	3,097	-	3,097
Distributions of shares to former participants	(13,244)	-	(13,244)	(20,943)	-	(20,943)

Ending balance	463,012	385,815	848,827	403,438	445,167	848,605

401(k) PLAN

The Company maintains a 401(k) plan for the benefit of substantially all of the employees of the Bank. That plan allows employee contributions up to a maximum of $15,000 per year and contains provisions for catch-up contributions as currently permitted by applicable regulations. The Company may make a discretionary matching contribution. For fiscal 2007, 2006 and 2005 the Company did make a matching contribution to eligible employees equal to 50% of the first 6% of compensation contributed. The matching contributions may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year. The Company also sponsored a 401(k) plan for the benefit of the employees of Northern. That plan was utilized from the merger date, June 27, 2006, through the end of the plan year in December, 2006. The Company merged that plan into its existing 401(k) plan during January 2007. For 2007, 2006 and 2005, 401(k) expense was $266, $210 and $105.

EMPLOYEE STOCK PURCHASE PLAN

The Company established the First Place Financial Corp. Employee Stock Purchase Plan (ESPP) effective May 1, 2004. The purpose of the plan is to provide employees of the Company with an opportunity to purchase shares of the Company’s common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase the Company’s common stock. An amount of 150,000 shares of common stock in the aggregate have been approved for the ESPP. The ESPP was made available to employees in August, 2004. As of June 30, 2007, 7,434 shares had been purchased under this plan, and 142,566 shares remained available for purchase.

Notes to Consolidated Financial Statements

NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to executive officers, directors and their related business interests. A summary of related party loan activity is as follows:

	2007	2006
Balance at beginning of period	$2,347	$1,899
New loans	893	662
Repayments	(688)	(214)

Balance at end of period	$2,552	$2,347

Deposits from executive officers, directors and their related business interests at year-end 2007 and 2006 were $3,585 and $3,861.

NOTE 14 - STOCK COMPENSATION PLANS

On July 2, 1999 the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. As of June 30, 2007 there were 373 shares available to be awarded as options and 69,548 shares available to be awarded as stock grants.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). Its structure and provisions are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2007, a total amount of 98,553 shares have been awarded as stock options, 3,398 options have been forfeited and 904,845 shares are available to be awarded under the 2004 Plan.

STOCK OPTIONS

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Existing option awards generally become exercisable at either 20% per year on the first five anniversary dates of the grant or 100% at the end of the fourth anniversary date of the grant. However, the vesting schedule is determined at the time of the grant and future grants may have different vesting schedules. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Notes to Consolidated Financial Statements

NOTE 14 - STOCK COMPENSATION PLANS  (continued)

Following is stock option activity under the plans during the years ended June 30:

	Total stock options outstanding
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at beginning of year	764,084	$13.47	859,554	$13.28	955,737	$12.91
Forfeited	(3,771)	21.35	-	-	(22,120)	16.48
Exercised	(110,540)	12.44	(97,470)	11.95	(120,943)	11.71
Granted	101,014	21.85	2,000	20.98	46,880	18.28
Stock options outstanding at end of year	750,787	14.71	764,084	13.47	859,554	13.28

Stock options exercisable at end of year	594,543		679,301		722,391

	2007	2006	2005
Weighted average fair value of stock options granted during the year	$5.44	$4.51	$4.56

The fair value of stock options granted during fiscal 2007, 2006 and 2005 was determined at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2007	2006	2005
Expected average risk-free interest rate	4.46% - 4.88%	4.36%	4.00%
Expected average life (in years)	6.00	5.06	10.00
Expected volatility	24.03% - 24.71%	24.33%	21.90%
Expected dividend yield	2.56% - 2.95%	2.79%	2.86%

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

Following is a summary of unvested stock option activity as of June 30:

	2007		2006
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Unvested stock options at beginning of period	84,783	$4.44	137,163	$4.04
Vested	(25,782)	4.41	(54,380)	3.43
Forfeited	(3,771)	5.30	-	-
Granted	101,014	5.44	2,000	4.51

Unvested stock options at end of period	156,244	5.07	84,783	4.44

Notes to Consolidated Financial Statements

NOTE 14 - STOCK COMPENSATION PLANS  (continued)

Proceeds, related tax benefits recognized and intrinsic value of stock options exercised were as follows for the year ended June 30:

	2007	2006
Proceeds from options exercised	$1,375	$1,164
Related tax benefit recognized	316	240
Intrinsic value of options exercised	1,174	1,011

Stock options outstanding at June 30, 2007 were as follows:

	Outstanding		Exercisable
Range of Exercise prices	Shares	Weighted Average Remaining contractual life (in years)	Shares	Weighted average exercise price
$ 9.54 - 12.00	78,565	3.3	78,565	$11.07
12.01 - 15.00	429,981	2.0	429,981	12.34
15.01 - 18.00	23,625	3.3	20,598	17.29
18.01 - 21.00	121,000	6.8	65,399	19.27
21.01 - 23.72	97,616	9.1	-	-

Total	750,787	3.9	594,543	13.11

Aggregate intrinsic value	$4,809		$4,765

The weighted average remaining contractual life of exercisable stock options outstanding was 2.7 years. Substantially all of the options outstanding are expected to vest. Information pertaining to the Company’s method of accounting for stock options and the pro forma effect on net income and earnings per share of applying the “fair value method” of accounting to all forms of stock-based compensation for fiscal 2005 are included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock Compensation”.

RECOGNITION AND RETENTION PLAN

The Company can issue stock grants as a form of compensation to directors and key employees under the 1999 Plan and the 2004 Plan. Generally, the shares are earned and nonforfeitable either one-fifth on each of the first five anniversaries of the date of the awards or at the end of the fourth anniversary date of the grant. In the event of the death or disability of a participant or a change in control of the Company, the participant’s shares will be deemed to be entirely earned and nonforfeitable upon such date. Recipients are entitled to receive dividends on their respective shares but are restricted from selling, transferring or assigning their shares until full vesting of such shares has occurred.

Compensation expense for grants is based on the market value of the shares at the date of the grant, which approximates fair value, and is recognized over the vesting period of the grant. Unearned compensation is reported as a separate component of shareholders’ equity until earned in fiscal 2005 and prior years and as a reduction of additional paid in capital beginning in fiscal 2006. Compensation expense for shares granted under the Recognition and Retention Plan was $66, $52 and $106 for 2007, 2006, and 2005.

Notes to Consolidated Financial Statements

NOTE 14 - STOCK COMPENSATION PLANS  (continued)

Following is a summary of the issued and unvested common stock grant activity during the years ended June 30:

	2007		2006
	Shares	Weighted Average Value	Shares	Weighted Average Value
Issued and unvested common stock grants at beginning of year	1,855	$19.42	4,875	$18.05
Shares granted during the period	11,232	21.86	-	-
Shares vested during the period	(180)	19.58	(3,020)	17.20

Issued and unvested common stock grants at end of year	12,907	21.54	1,855	19.42

The intrinsic value of unvested stock grants at June 30, 2007 and 2006 was $278 and $43.

Compensation costs for all share-based plans were as follows:

	2007		2006		2005
	Stock Options	Stock Grants	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation costs recognized in income	$224	$66	$113	$52	$-	$106
Related tax benefit recognized in income	-	23	-	18	-	37

As of June 30, 2007, the total unrecognized compensation cost related to nonvested stock-based awards was $744 with a weighted average expense recognition period of 1.9 years. The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is summarized as follows:

	Stock Options	Stock Grants	Total Awards
2008	$224	$65	$289
2009	184	65	249
2010	143	62	205
2011	1	-	1

Total	$552	$192	$744

NOTE 15 - COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The Company has a program to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale to secondary markets. The Company will, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities,

Notes to Consolidated Financial Statements

NOTE 15 - COMMITMENTS, CONTINGENCIES AND GUARANTEES  (continued)

considered to be derivatives, to limit the exposure to potential movements in market interest rates. This contractual position is monitored daily to maintain coverage ranging from 40% to 100% of our loan commitments depending on the status of the loan commitments as they progress from application to sale.

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2007		2006
	Fixed rate	Variable rate	Fixed rate	Variable rate
Commitments to make loans (at market rates)	$110,805	$15,973	$126,237	$35,129
Construction loan funds not yet disbursed	58,724	133,168	94,325	109,001
Unused lines of credit and letters of credit	57,398	253,291	56,885	230,432
Mortgage loan sales commitment	-	-	168,268	-
Mortgage-backed securities sales commitment	104,000	-	118,000	-

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 5.25% to 10.75% and maturities ranging from 5 years to 40 years. The commitments to sell mortgage-backed securities have been established with like maturity and coupon to the commitments to make loans and as of June 30, 2007, have a maturity of less than 90 days.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At June 30, 2007, the Company had $2,901 in standby letters of credit outstanding with an average remaining term of 11 months. At June 30, 2006 the Company had $2,259 in standby letters of credit outstanding with an average remaining term of 9 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of the obligation has been recorded in the form of unearned fees.

The Company has originated and sold certain loans for which the buyer has limited recourse to the Company in the event the loans do not perform as specified in the agreements. As of June 30, 2007, these loans have an aggregate principal balance of $349 million, and the maximum contractual loss exposure for the Company is approximately $77 million. An estimated loss allowance of $165 has been established in recognition of this contingent liability. As of June 30, 2006 the Company had limited recourse on loans with an aggregate principal balance of $254 million, and the maximum contractual loss exposure for the Company was approximately $72 million. An estimated loss allowance of $513 has been established in recognition of this liability.

NOTE 16 - INTEREST RATE SWAPS

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

The amount of the loss on the termination of interest rate swaps reclassified into interest expense in 2007, 2006 and 2005 was $954, $1,243 and $2,332, respectively. Net income for the same years was reduced by $620, $808 and $1,515, net of income taxes. The amount of remaining losses on the termination of interest rate swaps to be recorded in other comprehensive income was $1,799 and $2,419 as of June 30, 2007 and 2006, respectively. The amount of the loss expected to be reclassified into interest expense in 2008 is $935 or $608 net of income taxes.

Notes to Consolidated Financial Statements

NOTE 17 - REGULATORY REQUIREMENTS

CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are both well-capitalized and given favorable qualitative examination ratings by the OTS. The Bank paid a dividend of $20 million to the holding company in June 2007. As of June 30, 2007, the Bank would be able to pay approximately $34 million without the approval of the OTS. Future dividend payments by the Bank beyond the $34 million will be based on future earnings or the approval of the OTS.

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

The table below presents the actual capital levels of the Bank as of June 30, 2007. At year end, the Bank is considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk weighted assets)	$249,789	10.42%	$191,828	8.00%	$239,785	10.00%
Tier 1 capital less deductions (to risk weighted assets)	223,978	9.34	95,914	4.00	143,871	6.00
Tier 1 capital (to adjusted total assets)	226,652	7.30	124,195	4.00	155,244	5.00
Tangible capital (to adjusted total assets)	226,652	7.30	46,573	1.50

Notes to Consolidated Financial Statements

NOTE 17 - REGULATORY REQUIREMENTS  (continued)

The table below presents the actual capitalized levels of the Bank and Northern on a combined basis as of June 30, 2006. The Bank and Northern were merged effective July 25, 2006. As of June 30, 2006, the combined capital levels of the Bank and Northern would be considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)	$245,073	11.16%	$175,621	8.00%	$219,526	10.00%
Tier 1 capital less deductions (to risk weighted assets)	223,375	10.18	87,811	4.00	131,716	6.00
Tier 1 capital (to adjusted total assets)	223,375	7.45	119,987	4.00	149,983	5.00
Tangible capital (to adjusted total assets)	223,375	7.45	44,995	1.50

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

CASH

The Bank is required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet reserve requirements under Regulation D of the Federal Reserve System. Cash on hand and in banks includes $4,092 at June 30, 2007, which was required to be on deposit with the Federal Reserve Bank and was not available for other purposes. This amount does not earn interest.

Notes to Consolidated Financial Statements

NOTE 18 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at June 30, 2007 and 2006:

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$77,226	$77,226	$72,906	$72,906
Interest-bearing deposits in other banks	9,989	9,989	4,605	4,605
Securities available for sale	285,242	285,242	302,994	302,994
Loans held for sale	96,163	97,001	154,799	155,071
Loans, net	2,481,841	2,513,716	2,328,465	2,315,590
Federal Home Loan Bank stock	33,209	33,209	32,616	32,616
Derivative assets	539	539	462	462
Other financial assets	15,644	15,644	12,162	12,162

Financial liabilities
Demand and savings deposits	$(1,191,719)	$(1,191,719)	$(1,119,150)	$(1,119,150)
Time deposits	(1,048,977)	(1,043,501)	(941,597)	(930,141)
Short-term borrowings	(195,249)	(194,519)	(384,187)	(384,016)
Long-term debt	(397,914)	(389,477)	(325,589)	(316,803)
Derivative liabilities	(168)	(168)	(152)	(152)
Other financial liabilities	(8,803)	(8,803)	(6,997)	(6,997)

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

Notes to Consolidated Financial Statements

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Place Financial Corp.:

CONDENSED BALANCE SHEETS

At June 30,	2007	2006
ASSETS
Cash and due from banks	$34,382	$33,159
Securities available for sale	6,850	6,894
Notes receivable from banking subsidiaries	5,524	6,076
Investment in banking subsidiaries	330,405	319,448
Investment in other subsidiaries	11,167	9,923
Other assets	6,655	3,426

Total assets	$394,983	$378,926

LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures owed to unconsolidated trusts	$61,857	$61,857
Accrued expenses and other liabilities	6,939	5,495

Total liabilities	68,796	67,352
Shareholders’ equity	326,187	311,574

Total liabilities and shareholders’ equity	$394,983	$378,926

CONDENSED STATEMENTS OF INCOME

Years ended June 30,	2007	2006	2005
INCOME
Interest income	$1,320	$943	$1,153
Dividends from First Place Bank	20,000	15,000	10,000
Income from unconsolidated affiliates	114	106	54
Net gain on sale of securities	-	-	23

Total income	21,434	16,049	11,230

EXPENSES
Interest expense	4,103	3,587	1,891
Merger related costs	-	1,347	-
Other expenses	511	875	906

Total expenses	4,614	5,809	2,797

Income before income taxes	16,820	10,240	8,433
Income tax (benefit)	(1,170)	(1,716)	(625)

Income before undistributed net earnings of subsidiaries	17,990	11,956	9,058
Increase in undistributed net earnings of First Place Bank	6,390	10,112	9,379
Increase in undistributed net earnings of nonbank subsidiaries	1,244	976	501

Net income	$25,624	$23,044	$18,938

Notes to Consolidated Financial Statements

NOTE 19 - CONDENSED PARENT COMPANY FINANCIAL INFORMATION  (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30,	2007	2006	2005
Cash flows from operating activities
Net income	$25,624	$23,044	$18,938
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings in subsidiaries	(7,634)	(11,088)	(9,880)
Amortization, net of accretion	65	67	70
Securities gains	-	-	(23)
Change in deferred taxes	443	(167)	20
Change in other assets	(253)	(904)	(304)
Change in interest payable	3	144	-
Change in other liabilities	832	2,200	(501)

Net cash from operating activities	19,080	13,296	8,320

Cash flows from investing activities
Proceeds from sales of mortgage-backed securities	-	-	268
Proceeds from maturities of securities	270	527	218
Purchases of securities	(2,770)	(290)	(23)
Cash paid for The Northern Savings and Loan Company	-	(14,010)	-
Change in loans to Bank	552	513	8,334

Net cash from investing activities	(1,948)	(13,260)	8,797

Cash flows from financing activities
Purchase of treasury stock	(6,543)	-	(4,284)
Cash dividends paid	(10,488)	(8,165)	(8,101)
Net proceeds from issuance of subordinated debt securities	-	30,928	-
Proceeds from stock options exercised	1,375	1,164	1,455
Dividends from unearned ESOP shares	(253)	(284)	(315)

Net cash from financing activities	(15,909)	23,643	(11,245)

Net change in cash and due from banks	1,223	23,679	5,872
Cash and due from banks at beginning of year	33,159	9,480	3,608

Cash and due from banks at end of year	$34,382	$33,159	$9,480

Supplemental noncash disclosures
Stock portion of acquisition price of The Northern
Savings and Loan Company	$-	$58,090	$-

Notes to Consolidated Financial Statements

NOTE 20 - EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2007	2006	2005
Basic
Net income	$25,624	$23,044	$18,938

Average shares outstanding	17,453,871	15,126,531	15,011,401
Average unearned ESOP shares	(417,917)	(477,269)	(536,621)
Average unearned RRP shares	(81,150)	(84,353)	(87,601)

Weighted average common shares outstanding - basic	16,954,804	14,564,909	14,387,179

Basic earnings per share	$1.51	$1.58	$1.32

Diluted
Net income	$25,624	$23,044	$18,938

Weighted average common shares outstanding - basic	16,954,804	14,564,909	14,387,179
Dilutive effects of assumed exercises of stock options	216,593	256,065	235,504
Dilutive effects of unearned RRP shares	287	392	336

Weighted average common shares outstanding - diluted	17,171,684	14,821,366	14,623,019

Diluted earnings per share	$1.49	$1.55	$1.30

Stock options in the amount of 1,000 shares of stock were not considered in computing diluted earnings per share for 2007 because they were antidilutive.

NOTE 21 - TOTAL COMPREHENSIVE INCOME

Total comprehensive income components, net of taxes at June 30 are as follows:

	2007	2006	2005
Net income	$25,624	$23,044	$18,938
Other comprehensive income (loss)
Changes in unrealized gains (losses) on available for sale securities	3,682	(4,591)	(1,363)

Less reclassification adjustments for (gains) losses later recognized in income:
Realized losses (gains) on sale of available for sale securities	(430)	943	(91)
Recognition of other than temporary impairment	-	-	5,246
Realized losses on termination of interest rate swaps	954	1,243	2,332

	4,206	(2,405)	6,124
Tax effect	(1,494)	863	(2,144)

Total other comprehensive income (loss)	2,712	(1,542)	3,980

Total comprehensive income	$28,336	$21,502	$22,918

Notes to Consolidated Financial Statements

NOTE 22 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	September 30	December 31	March 31	June 30
2007
Total interest income	$46,754	$45,565	$46,406	$47,739
Total interest expense	24,022	24,663	24,889	25,885

Net interest income	22,732	20,902	21,517	21,854
Provision for loan losses	1,380	1,410	1,425	3,176	(1)

Net interest income after provision for loan losses	21,352	19,492	20,092	18,678
Total noninterest income	7,908	7,508	7,787	9,085
Total noninterest expense	18,933	17,425	18,396	19,442	(2)

Income before income taxes	10,327	9,575	9,483	8,321
Provision for income taxes	3,325	3,045	3,016	2,696

Net income	$7,002	$6,530	$6,467	$5,625

Basic earnings per share	$0.41	$0.39	$0.38	$0.33
Diluted earnings per share	$0.41	$0.38	$0.38	$0.33

2006
Total interest income	$34,791	$36,530	$37,547	$40,185
Total interest expense	15,360	16,878	18,467	19,934

Net interest income	19,431	19,652	19,080	20,251
Provision for loan losses	1,355	1,190	1,013	2,317	(3)

Net interest income after provision for loan losses	18,076	18,462	18,067	17,934
Total noninterest income	6,902	6,807	7,904	7,372
Total noninterest expense	16,066	16,535	16,749	18,800	(4)

Income before income taxes	8,912	8,734	9,222	6,506
Provision for income taxes	2,745	2,688	2,896	2,001

Net income	$6,167	$6,046	$6,326	$4,505

Basic earnings per share	$0.43	$0.42	$0.43	$0.31
Diluted earnings per share	$0.42	$0.41	$0.43	$0.30

(1)	Includes $1,400 of provision related to one $3,900 loan that was classified as nonperforming during the fourth quarter of fiscal 2007.
(2)	Includes $749 of merger expenses related to the acquisition of retail banking offices in the greater Flint, Michigan area completed April 27, 2007.
(3)	Includes $631 provision for loan losses to reflect a change in the approach to managing credit issues at Northern after the acquisition and to shift Northern’s practices to those that the Bank uses.
(4)	Includes $2,173 of merger expenses related to the Northern acquisition completed June 27, 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this form 10-K for the period ended June 30, 2007, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

September 4, 2007

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2007.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

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

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and Board of Directors of First Place Financial Corp.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Place Financial Corp. (the Company) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Place Financial Corp. maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Also in our opinion, First Place Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007 of the First Place Financial Corp. and our report dated September 4, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Cleveland, Ohio

September 4, 2007

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Reporting Compliance.

The information required by Item 10 concerning Section 16(a) Beneficial Ownership Reporting Compliance will be included in the proxy statement for the 2007 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The proxy statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission on or about September 25, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 25, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 25, 2007.

The following table sets forth information regarding the securities authorized for issuance under equity compensation plans at June 30, 2007.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	750,787	$14.71	1,073,319
Equity compensation plans not approved by shareholders	—	—	—

Total	750,787	$14.71	1,073,319

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 concerning certain relationships and related transactions will be included in the proxy statement for the 2007 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers – Transactions with Certain Related Persons,” and is incorporated herein by reference. The proxy statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission on or about September 25, 2007.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services is incorporated herein by reference to “Proposal 2: Ratification of First Place Independent Auditors” section of the proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 25, 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below.

Document	Item
Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition as of June 30, 2007 and 2006	Item 8
Consolidated Statements of Income for Years Ended June 30, 2007, 2006 and 2005	Item 8
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2007, 2006 and 2005	Item 8
Consolidated Statements of Cash Flows for Years Ended June 30, 2007, 2006 and 2005	Item 8
Notes to Consolidated Financial Statements	Item 8
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	Item 9A

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
2	Purchase and Assumption Agreement, dated as of December 17, 2006, among Citizens Banking Corporation, Republic Bank and its successors, First Place Bank and First Place Financial Corp.	(i)

3.1	First Place Financial Corp. Certificate of Incorporation	(ii)

3.2	First Place Financial Corp. Bylaws	3.2

4	Specimen First Place Financial Corp. common stock certificate	(ii)

10.1	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iii)

10.2	Employment Contract between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iii)

10.3	Employment Contract between First Place Bank and Paul S. Musgrove, Corporate Executive Vice President, Chief Financial Officer and Treasurer	(iv)

10.4	Employment Contract between First Place Bank and Neal Hubbard, Senior Vice President – Bank Operations	(v)

10.5	Form of change in control and severance agreement	(vi)

10.6	First Place Financial Corp. 1999 Incentive Plan	(vii)

10.7	First Place Financial Corp. 2004 Incentive Plan	(viii)

14	Code of Ethics	14

21	Subsidiaries of Registrant	21

23	Consent of Crowe Chizek and Company LLC	23

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer	31.2

32.1	Section 1350 Certification of Chief Executive Officer	32.1

32.2	Section 1350 Certification of Chief Financial Officer	32.2

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006 and incorporated by reference herein.
(ii)	Filed as exhibits to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(iii)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 10, 2004 and incorporated by reference herein.
(iv)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated by reference herein.
(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 28, 2006 and incorporated by reference herein.
(vi)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 13, 2006 and incorporated by reference herein.
(vii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.
(viii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis President, Chief Executive Officer and Director Date: September 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis
Steven R. Lewis President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 7, 2007

/s/ Paul S. Musgrove
Paul S. Musgrove Chief Financial Officer (Principal Financial Officer) Date: September 7, 2007

/s/ A. Gary Bitonte
A. Gary Bitonte Director Date: September 7, 2007

/s/ Donald Cagigas
Donald Cagigas Director Date: September 7, 2007

/s/ Marie Izzo Cartwright
Marie Izzo Cartwright Director Date: September 7, 2007

/s/ Robert P. Grace
Robert P. Grace Director Date: September 7, 2007

/s/ Thomas M. Humphries
Thomas M. Humphries Director Date: September 7, 2007

/s/ Earl T. Kissell
Earl T. Kissell Director Date: September 7, 2007

/s/ Jeffrey B. Ohlemacher
Jeffrey B. Ohlemacher Director Date: September 7, 2007

/s/ E. Jeffrey Rossi
E. Jeffrey Rossi Director Date: September 7, 2007

/s/ Samuel A. Roth
Samuel A. Roth Chairman of the Board Date: September 7, 2007

/s/ William A. Russell
William A. Russell Director Date: September 7, 2007

/s/ Ronald P. Volpe
Ronald P. Volpe Director Date: September 7, 2007

/s/ Robert L. Wagmiller
Robert L. Wagmiller Director Date: September 7, 2007