Form 10-K/A
period 2007-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2007-09-21
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☒    Non- accelerated filer  ☐.

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Proxy Statement for Annual Meeting of Shareholders to be held on October 25, 2007.

EXPLANATORY NOTE

This amended report on Form 10-K/A (the “Amended Report”) is being filed by First Place Financial Corp. (the Company) to amend the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 that was filed on September 7, 2007 (the “Original Report”). The purpose of the Amended Report is to amend Item 10, “Directors and Executive Officers of the Registrant”, in Part III of the Original Report to include information concerning directors and executive officers who are not directors of the Company and First Place Bank and to amend Item 15, “Exhibits and Financial Statement Schedules”, in Part IV of the Original Report to include additional change in control agreements. Except as discussed above, the Company has not modified or updated disclosures presented in the Original Report. Accordingly, this Amended Report does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company and First Place Bank

Information concerning Directors of the Company and First Place Bank is incorporated herein by reference from the proxy statement for the 2007 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission on or about September 25, 2007.

Section 16(a) Beneficial Ownership Reporting Compliance.

The information required by Item 10 concerning Section 16(a) Beneficial Ownership Reporting Compliance will be included in the proxy statement for the 2007 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The proxy statement for the 2007 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission on or about September 25, 2007.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to the Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of the Form 10-K indicated below.

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

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K/A, and this list includes the Exhibit Index:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein

2	Purchase and Assumption Agreement, dated as of December 17, 2006, among Citizens Banking Corporation, Republic Bank and its successors, First Place Bank and First Place Financial Corp.	(i)

3.1	First Place Financial Corp. Certificate of Incorporation	(ii)

3.2	First Place Financial Corp. Bylaws	(ix)

4	Specimen First Place Financial Corp. common stock certificate	(ii)

10.1	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iii)

10.2	Employment Contract between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2003	(iii)

10.3	Employment Contract between First Place Bank and Paul S. Musgrove, Corporate Executive Vice President, Chief Financial Officer and Treasurer	(iv)

10.4	Employment Contract between First Place Bank and Neal Hubbard, Senior Vice President – Bank Operations	(v)

10.5	First Place Bank form of change in control severance agreement	(vi)

10.6	First Place Financial Corp. 1999 Incentive Plan	(vii)

10.7	First Place Financial Corp. 2004 Incentive Plan	(viii)

10.8	First Place Financial Corp. form of change in control severance agreement	10.8

10.9	First Place Financial Corp. form of change in control agreement	10.9

14	Code of Ethics	(ix)

21	Subsidiaries of Registrant	(ix)

23	Consent of Crowe Chizek and Company LLC	23

31.1	Rule 13a – 14(a) Certification of Chief Executive Officer	31.1

31.2	Rule 13a – 14(a) Certification of Chief Financial Officer	31.2

32.1	Section 1350 Certification of Chief Executive Officer	(ix)

32.2	Section 1350 Certification of Chief Financial Officer	(ix)

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated December 21, 2006 and incorporated by reference herein.
(ii)	Filed as exhibits to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(iii)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 10, 2004 and incorporated by reference herein.
(iv)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 7, 2005 and incorporated by reference herein.
(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 28, 2006 and incorporated by reference herein.
(vi)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 13, 2006 and incorporated by reference herein.

(vii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.
(viii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.
(ix)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K dated September 7, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date:	September 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: September 21, 2007

/s/ David W. Gifford
David W. Gifford
Interim Chief Financial Officer
(Principal Financial Officer)
Date: September 21, 2007