Form 10-Q
period 2007-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2007-11-06
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,608,554 shares of common stock as of October 31, 2007

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$54,866	$77,226
Interest-bearing deposits in other banks	19,496	9,989
Securities available for sale	268,610	285,242
Loans held for sale	60,646	96,163
Loans
Mortgage and construction	1,095,060	1,079,788
Commercial	1,070,159	1,046,893
Consumer	383,229	381,011

Total loans	2,548,448	2,507,692
Less allowance for loan losses	26,165	25,851

Loans, net	2,522,283	2,481,841
Federal Home Loan Bank stock	33,209	33,209
Premises and equipment, net	46,415	45,639
Goodwill	91,692	91,692
Core deposit and other intangibles	15,587	16,678
Other assets	89,791	88,534

Total assets	$3,202,595	$3,226,213

LIABILITIES
Deposits
Noninterest-bearing checking	$226,710	$242,068
Interest-bearing checking	145,925	154,941
Savings	403,630	390,462
Money market	394,748	404,248
Certificates of deposit	1,060,222	1,048,977

Total deposits	2,231,235	2,240,696
Short-term borrowings	224,736	195,249
Long-term debt	384,450	397,914
Other liabilities	39,466	66,167

Total liabilities	2,879,887	2,900,026

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	215,380	215,358
Retained earnings	135,477	131,893
Unearned employee stock ownership plan shares	(3,710)	(3,858)
Treasury stock, at cost: 1,345,057 shares at September 30, 2007 and 878,608 shares at June 30, 2007	(22,665)	(15,040)
Accumulated other comprehensive loss, net	(1,955)	(2,347)

Total shareholders’ equity	322,708	326,187

Total liabilities and shareholders’ equity	$3,202,595	$3,226,213

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2007	2006
INTEREST INCOME
Loans, including fees	$44,505	$42,823
Securities
Taxable	2,628	2,639
Tax-exempt	489	445
Dividends	796	707
Interest-bearing deposits in other banks	89	140

TOTAL INTEREST INCOME	48,507	46,754
INTEREST EXPENSE
Deposits	19,499	16,210
Short-term borrowings	2,392	4,487
Long-term debt	5,244	3,325

TOTAL INTEREST EXPENSE	27,135	24,022

NET INTEREST INCOME	21,372	22,732
Provision for loan losses	1,961	1,380

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	19,411	21,352

NONINTEREST INCOME
Service charges and fees on deposit accounts	1,997	1,547
Net gain on sale of securities	733	82
Net gains on sale of loans	1,856	2,107
Gain on sale of loan servicing rights	1,471	—
Loan servicing income	290	223
Other income - bank	1,718	1,895
Insurance commission income	820	795
Other income - nonbank subsidiaries	1,306	1,259

TOTAL NONINTEREST INCOME	10,191	7,908

NONINTEREST EXPENSE
Salaries and employee benefits	10,366	9,749
Occupancy and equipment	3,087	2,881
Professional fees	774	672
Loan expenses	574	783
Marketing	796	630
State and local taxes	224	160
Amortization of intangible assets	1,121	1,082
Other	3,487	2,958

TOTAL NONINTEREST EXPENSE	20,429	18,915

INCOME BEFORE INCOME TAXES	9,173	10,345
Income tax expense	2,919	3,343

NET INCOME	$6,254	$7,002

Basic earnings per share	$0.38	$0.41
Diluted earnings per share	$0.38	$0.41

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2006	$181	$214,243	$116,757	$(4,452)	$(10,096)	$(5,059)	$311,574
Comprehensive income
Net income			7,002				7,002
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						2,036	2,036
Loss on termination of interest rate swaps reclassified into income, net of tax						156	156

Total comprehensive income							9,194
Cash dividends declared and paid ($0.14 per share)			(2,457)				(2,457)
Commitment to release employee stock ownership plan shares (14,838 shares)		195		149			344
Commitment to release recognition and retention plan shares (764 shares)		17					17
Stock options exercised (22,790 shares)		(43)			330		287
Stock option expense		55					55
Tax benefit related to exercise of stock options		42					42

Balance at September 30, 2006	$181	$214,509	$121,302	$(4,303)	$(9,766)	$(2,867)	$319,056

Balance at July 1, 2007	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income			6,254				6,254
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						239	239
Loss on termination of interest rate swaps reclassified into income, net of tax						153	153

Total comprehensive income							6,646
Cash dividends declared and paid ($0.155 per share)			(2,670)				(2,670)
Commitment to release employee stock ownership plan shares (14,838 shares)		105		148			253
Commitment to release recognition and retention plan shares (764 shares)		16					16
Purchase of 516,499 shares of common stock					(8,472)		(8,472)
Stock options exercised (50,050 shares)		(237)			847		610
Stock option expense		58					58
Tax benefit related to exercise of stock options		80					80

Balance at September 30, 2007	$181	$215,380	$135,477	$(3,710)	$(22,665)	$(1,955)	$322,708

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash from operating activities	$9,219	$88,937
Cash flows from investing activities:
Securities available for sale
Proceeds from sales	2,286	17,146
Proceeds from maturities, calls and principal paydowns	17,976	17,283
Purchases	(2,464)	(1,707)
Net change in interest-bearing deposits in other banks	(9,507)	4,526
Net change in loans	(46,338)	(7,994)
Proceeds from sale of loans	—	254
Proceeds from sales of loan servicing rights	11,928	—
Premises and equipment expenditures, net	(1,800)	(2,788)
Investment in nonbank affiliates	(31)	(37)

Net cash from investing activities	(27,950)	26,683

Cash flows from financing activities:
Net change in deposits	(9,189)	16,178
Net change in short-term borrowings	(6,892)	(114,329)
Proceeds from long-term debt	25,000	15,032
Repayment of long-term debt	(2,096)	(29,543)
Cash dividends paid	(2,670)	(2,457)
Proceeds from stock options exercised	610	287
Tax benefit from stock options exercised	80	42
Purchases of common stock	(8,472)	—

Net cash from financing activities	(3,629)	(114,790)

Net change in cash and cash equivalents	(22,360)	830
Cash and cash equivalents at beginning of period	77,226	72,906

Cash and cash equivalents at end of period	$54,866	$73,736

Supplemental cash flow information:
Cash payments of interest expense	$26,353	$23,904
Cash payments of income taxes	516	—
Supplemental non-cash disclosures:
Loans securitized	2,939	3,532
Transfer of loans to other real estate	3,640	1,191
Transfer of loans from held-for-sale to portfolio	—	3,729
Transfer from long-term to short-term borrowings	36,379	7,500
Allocation of loan basis to mortgage servicing asset	1,724	3,626

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s Annual Report on Form 10-K for the year ended June 30, 2007. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc. (Holdings). Wholly owned subsidiaries of Holdings include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary and First Place Referral Network, Ltd. Title Works Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions are eliminated in connection with the consolidation.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill, the amortization and valuation of mortgage servicing assets and the valuation of stock options and securitizations. Actual results could differ from those estimates.

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

2. Recent Accounting Pronouncements

(Dollars in thousands)

In February, 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement is effective for fiscal years beginning after September 15, 2006 and applies to the Company effective July 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In March, 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability. This statement is effective for fiscal years beginning after September 15, 2006 and applies to the Company effective July 1, 2007. The Company has adopted this pronouncement and elected to account for all servicing assets and liabilities according to the amortization method. The Company currently uses the amortization method to account for mortgage servicing rights and therefore the election to continue using this method has no material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 106 (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition and measurement threshold for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and applies to the Company effective July 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006 and applies to the Company effective July 1, 2007. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007. The Company did not elect early adoption and the pronouncement will apply to the Company effective July 1, 2008. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires the recording of a liability during the service period when a spilt-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007 and applies to the Company effective July 1, 2007. The Company does not have any split-dollar life insurance agreements that continue after participants’ employment therefore this pronouncement has no material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006 and applies to the Company effective July 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not elect early adoption and the pronouncement will apply to the Company effective July 1, 2008. At the present time, the Company has not determined to what assets and liabilities it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

Effective July 1, 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s Consolidated Financial Statements in accordance with FASB Statement 109. Upon adoption of FIN No. 48, no material reserves for uncertain tax positions were recorded. The adoption of this pronouncement had no material effect on the Company’s Consolidated Financial Statements.

The Company’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2007, the Company did not record an accrual for either interest or penalties related to unrecognized tax benefits.

The Company files U.S. federal and various state income tax returns. Tax years 2004-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2003-2006.

3. Loans

(Dollars in thousands)

	September 30, 2007	June 30, 2007
1-4 family residential real estate loans:
Permanent financing	$988,255	$984,135
Construction	106,805	95,653

Total	1,095,060	1,079,788
Commercial loans:
Multifamily real estate	119,665	134,308
Commercial real estate	675,036	565,342
Commercial construction	112,475	96,768
Commercial non real estate	162,983	250,475

Total	1,070,159	1,046,893
Consumer loans	383,229	381,011

Total loans	$2,548,448	$2,507,692

Activity in the allowance for loan losses was as follows:

	Three months ended September 30,
	2007	2006
Beginning of period	$25,851	$22,319
Provision for loan losses	1,961	1,380
Loans charged-off	(1,751)	(1,005)
Recoveries	104	125

End of period	$26,165	$22,819

	September 30, 2007	June 30, 2007
Impaired loans	$9,166	$9,505

Nonperforming loans were as follows:

	September 30, 2007	June 30, 2007
Nonaccrual loans	$36,832	$33,405
Troubled debt restructuring	—	557

Total nonperforming loans	$36,832	$33,962

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Three months ended September 30,
	2007	2006
Servicing rights:
Beginning of period	$20,785	$16,167
Additions	1,724	3,626
Sale of servicing rights	(10,457)	—
Decrease in valuation allowance	—	20
Amortized to expense	(1,176)	(931)

End of period	$10,876	$18,882

The fair value of mortgage servicing assets was $12,678 at September 30, 2007 and $25,247 at June 30, 2007. Noninterest-bearing deposits included $16,926 and $19,042 of custodial account deposits related to loans serviced for others as of September 30, 2007 and June 30, 2007, respectively. Loans serviced for others, which are not reported as assets, were $1,062,742 and $2,095,607 at September 30, 2007 and June 30, 2007 respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	September 30, 2007	June 30, 2007
Short-term borrowings:
Federal Home Loan Bank advances	$186,739	$156,525
Securities sold under agreement to repurchase	37,997	38,724

Total	$224,736	$195,249

Long-term debt:
Federal Home Loan Bank advances	$272,593	$279,057
Securities sold under agreement to repurchase	50,000	57,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$384,450	$397,914

6. Stock Compensation Plans

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

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Three months ended September 30, 2007			Three months ended September 30, 2006
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	750,787	$14.71		764,084	$13.47
Forfeited	—	—		—	—
Exercised	(50,050)	12.21		(22,790)	12.91
Granted	—	—		92,014	21.86

Stock options outstanding, end of period	700,737	$14.89	$2,562	833,308	$14.42	$6,846

Stock option exercisable, end of period	564,901	$13.41	$2,560	676,293	$12.95	$6,546

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

The following is the unvested common stock grant activity for the periods indicated:

	Three months ended September 30, 2007		Three months ended September 30, 2006
	Shares	Weighted Average Value	Shares	Weighted Average Value
Issued and unvested, beginning of period	12,907	$21.54	1,855	$19.42
Granted	—	—	11,232	21.86
Vested	(195)	19.58	(45)	19.58

Issued and unvested, end of period	12,712	$21.57	13,042	$21.52

The aggregate intrinsic value of unvested stock grants at September 30, 2007 and 2006 was $225 and $295 respectively.

7. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of September 30, 2007 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$351,737	$(97)
Standby letters of credit	2,822	—

OTHER OBLIGATIONS
Commitments to make loans (at market rates)	$220,324
Construction loan funds not yet disbursed	179,403
Unused lines of credit and commercial letters of credit	307,697
Mortgage-backed securities sales commitments	86,000

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

8. Earnings per Share

(Dollars in thousands, except per share data.)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended September 30,
	2007	2006
Basic earnings per share computation:
Net Income	$6,254	$7,002

Gross weighted average shares outstanding	16,934,685	17,443,367
Less: Average unearned ESOP shares	(380,761)	(440,113)
Less: Average unearned RRP shares	(79,320)	(82,434)

Net weighted average shares outstanding	16,474,604	16,920,820

Basic earnings per share	$0.38	$0.41

Diluted earnings per share computation:
Net Income	$6,254	$7,002

Weighted average shares outstanding for basic earnings per share	16,474,604	16,920,820
Add: Dilutive effects of assumed exercises of stock options	115,652	240,309
Add: Dilutive effects of unearned Recognition and Retention Plan shares	—	1,488

Weighted average shares and potentially dilutive shares	16,590,256	17,162,617

Diluted earnings per share	$0.38	$0.41

There were stock options for 218,616 shares that were antidilutive for the three months ending September 30, 2007. These stock options were not considered in the computation of diluted earnings per share. There were no stock options that were antidilutive for the three months ending September 30, 2006.

9. Pending acquisition

(Dollars in thousands)

On September 6, 2007, the Company announced that it had signed a definitive agreement for the Company to acquire Hicksville Building, Loan and Savings Bank, doing business as “HBLS Bank”, located in Hicksville, Ohio. Under the terms of the definitive agreement, the Company will acquire, upon the conversion of HBLS Bank from an Ohio-chartered stock savings association, all of the capital stock of HBLS Bank pursuant to a Voluntary Supervisory Conversion under the U.S. Office of Thrift Supervision rules and regulations. As consideration for receipt of the HBLS Bank capital stock, the Company has agreed to assume the liabilities of HBLS Bank and to recapitalize the institution upon the closing of the transaction. Based on the information available at that time, the transaction would result in the Bank assuming $41,000 in deposits and receiving $38,000 in loans and fixed assets. The transaction closed on October 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Overview

Background. The Company is a unitary savings and loan holding company formed as a result of the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank of Ravenna, Ohio. In December 2000, the Company completed a merger of equals with FFY Financial Corp. of Youngstown, Ohio. In May 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan. In June 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio.

On April 27, 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens) in the greater Flint, Michigan area. The transaction resulted in the Bank assuming $200 million in deposits, receiving $29 million in fixed assets and consumer loans and $164 million in cash. Management believes that this acquisition positions the Company to achieve the goal of strengthening its base of core deposit funds to meet growing demand in the commercial sector. It also represents a natural extension of its footprint in the Michigan market by expanding its retail banking office presence into the Flint, Michigan area.

The Company is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana, Pennsylvania and North Carolina with a concentration of banking offices in Northeast Ohio and Southeast Michigan. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. The Company also operates loan production offices in various cities in Ohio, Michigan, Indiana and North Carolina. As of September 30, 2007, the Company had $3.2 billion in assets and was the second largest publicly traded thrift institution in Ohio.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2007 and 2006

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	Amount	Percent
Total assets	$3,202,595	$3,012,232	$190,363	6.3%
Net income	$6,254	$7,002	$(748)	(10.7)%
Diluted earnings per share	$0.38	$0.41	$(0.03)	(7.3)%
Return on average equity	7.72%	8.78%		(1.06)%
Return on average assets	0.78%	0.90%		(0.12)%
Net interest margin	2.94%	3.24%		(0.30)%
Efficiency ratio	63.97%	61.08%		2.89%
Noninterest expense as a percent of average assets	2.55%	2.42%		0.13%
Non-performing assets to total assets	1.46%	0.87%		0.59%
Tangible equity to tangible assets	6.96%	7.38%		(0.42)%

Summary. Net income of $6.3 million for the quarter ended September 30, 2007 was a decrease of $0.7 million or 10.7% from net income of $7.0 million for the quarter ended September 30, 2006. Diluted earnings per share were $0.38 for the current quarter compared with $0.41 for the prior-year quarter, a decrease of 7.3%. Return on average equity for the current quarter was 7.72%

compared with 8.78% for the same quarter in the prior year. Total assets increased $190 million to $3.203 billion at September 30, 2007 from $3.012 billion at September 30, 2006. The increase in total assets was primarily due to an increase in the commercial loan portfolio. Diluted earnings per share decreased in the current quarter compared to the prior year quarter consistent with the decrease in net income. The decrease in net income was primarily due to decreases of $1.4 million in net interest income and increases of $0.6 million in provision for loan losses and $1.5 million in noninterest expense, partially offset by increases of $0.5 million in service charges, $0.7 million in gain on sale of securities and $1.5 in net gain on sale of loan servicing rights. The decrease in net interest income was primarily due to a decline in the net interest margin partially offset by an increase in average interest-earning assets. The increase in noninterest expense was caused primarily by an increase in salaries, employee benefits, occupancy and intangible amortization expenses related to the April 2007 acquisition of seven retail banking offices in the Flint, Michigan area from Citizens along with newly opened loan production offices in North Canton and Grove City, Ohio, Charlotte, North Carolina and Indianapolis, Indiana. As a result, the ratio of noninterest expense to average assets increased to 2.55% for the current quarter compared with 2.42% for the prior year quarter. Non-performing assets as a percent of total assets increased to 1.46% from 0.87% a year earlier.

Net Interest Income. Net interest income for the quarter ended September 30, 2007, totaled $21.4 million, a decrease of $1.3 million or 6.0% from $22.7 million for the quarter ended September 30, 2006. The decrease in net interest income resulted from a decline in the net interest margin to 2.94%, down from 3.24% in the prior year quarter, partially offset by an increase of $86.3 million or 3.0% in average interest-earning assets compared to the same quarter a year ago. In addition, the current quarter was negatively impacted by a provision for uncollected interest on new nonperforming loans of $0.5 million which had a 7 basis point negative impact on net interest margin for the quarter. Net interest margin in the current quarter decreased as liability costs grew faster than asset yields. The decrease in net interest margin was due to the inversion of the yield curve over the past five quarters. As the yield curve becomes flatter and eventually inverted, there is less opportunity to increase net interest income by taking on interest rate risk as the differential between short-term and long-term interest rates decreases. Due to decreases in the fed funds rate totaling 75 basis points during September and October 2007, the Company anticipates increased downward pressure on the net interest margin in the second fiscal quarter of 2008.

The average yield on interest-earning assets was 6.60% for the quarter ended September 30, 2007, which was no change from the same quarter in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities and Federal Home Loan Bank stock. An increase in the average balance of loans and a decrease in the average balance of securities shifted the mix of interest-earning assets to include a greater percentage of loans. The average rate paid on interest-bearing liabilities was 4.17% for the quarter ended September 30, 2007 compared to 3.81% for the prior year quarter, an increase of 36 basis points. This increase was due to increases in the average rates paid on long-term debt, certificates of deposit and savings and money market accounts. The increase in the cost of deposits was primarily due to competition from other financial institutions in the Company’s market area. The increase in the cost of long-term debt was primarily due to the recognition of a $0.9 million reduction of interest expense in the prior year quarter. This reduction represented the unamortized balance of a purchase accounting premium on a called Federal Home Loan Bank advance. The effect of this reduction was a decrease of 133 basis points in the average rate on long-term debt in the prior year quarter.

The following schedule details the various components of net interest income for the quarters indicated. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,633,816	$44,543	6.73%	$2,540,589	$42,864	6.75%
Securities	272,620	3,715	5.43%	280,583	3,784	5.40%
Federal Home Loan Bank stock	33,209	534	6.40%	32,527	463	5.70%
Interest-bearing deposits in other banks	7,819	89	4.59%	—	—	—%

Total interest-earning assets	2,947,464	48,881	6.60%	2,853,699	47,111	6.60%
Noninterest-earning assets
Cash and due from banks	49,900			61,052
Allowance for loan losses	(26,012)			(22,561)
Other assets	214,631			205,667

Total assets	$3,185,983			$3,097,857

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$149,787	185	0.49%	$137,863	168	0.48%
Savings and money market accounts	789,550	6,380	3.21%	743,569	5,133	2.74%
Certificates of deposit	1,051,054	12,934	4.90%	954,031	10,909	4.54%

Total deposits	1,990,391	19,499	3.90%	1,835,463	16,210	3.50%
Borrowings
Short-term borrowings	216,352	2,673	4.91%	351,847	4,487	5.06%
Long-term debt	380,164	4,963	5.19%	313,163	3,325	4.21%

Total interest-bearing liabilities	2,586,907	27,135	4.17%	2,500,473	24,022	3.81%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	235,439			228,074
Other liabilities	41,265			52,855

Total liabilities	2,863,611			2,781,402
Shareholders’ equity	322,372			316,455

Total liabilities and shareholders equity	$3,185,983			$3,097,857

Fully tax-equivalent net interest income		21,746			23,089
Interest rate spread			2.43%			2.79%
Net interest margin			2.94%			3.24%
Average interest-earning assets to average interest-bearing liabilities			113.94%			114.13%
Tax-equivalent adjustment		374			357

Net interest income		$21,372			$22,732

Provision for Loan Losses. The provision for loan losses was $2.0 million for the quarter ended September 30, 2007 and $1.4 million for the quarter ended September 30, 2006. Net charge-offs were $1.6 million for the quarter ended September 30, 2007 and $0.9 million for the prior year quarter. Total loans were $2.548 billion at September 30, 2007 compared with $2.360 billion at September 30, 2006. Non-performing loans were 1.45% of total loans for the quarter ended September 30, 2007 compared with

0.94% for the prior year quarter. The increase in the provision in the current quarter compared with the prior year quarter is consistent with the increases in total loans, net charge-offs and non-performing loans.

Noninterest Income. Noninterest income totaled $10.2 million for the quarter ended September 30, 2007, an increase of $2.3 million or 28.9% from $7.9 million in the prior year quarter. The increase in noninterest income for the quarter ended September 30, 2007 was due to increases in service charges, net gains on sale of securities and gain on sale of loan servicing rights, partially offset by a decrease in net gains on sale of loans.

Service charges increased $0.5 million for the quarter ended September 30, 2007 as compared with the prior year quarter due to the impact of the Flint, Michigan branches acquired in April 2007 and due to the effectiveness of procedural changes in the way service charges on deposit accounts are levied.

Net gain on the sale of securities increased $0.6 million to a $0.7 million gain for the quarter ended September 30, 2007 from a $0.1 million gain in the prior year quarter.

During the first quarter of fiscal year 2008, the Company sold loan servicing rights with a book value of $10.5 million, which represented loans with principal balances totaling $1.1 billion or approximately 50% of the Company’s existing loan servicing rights portfolio at the time of sale. The purpose of the sale was to reduce the size of the servicing asset in order to reduce volatility associated with income from loan servicing rights, to reduce exposure to impairment losses and to take advantage of a favorable market for loan servicing rights. The gain on the sale was $1.5 million and the Company’s only other previous sale of loan servicing rights was in fiscal year 2006. Management expects to sell servicing rights in the future to continue to limit the volatility of income from loan servicing rights. However, the exact timing of future sales is not currently known and will be based on future loan origination volumes and the market for the sale of loan servicing rights.

Net gains on the sale of loans for the three months ended September 30, 2007 decreased $0.2 million or 11.9% and was $1.9 million compared with $2.1 million for the three months ended September 30, 2006. However, the gains in the prior year first fiscal quarter included $1.5 million on the sale of $98 million of loans held for sale that were obtained as part of the acquisition of The Northern Savings and Loan Company of Elyria, Ohio in June 2006. The volume of loans sold during the current quarter decreased $26 million to $294 million compared with $320 million in the prior year quarter. Historically, the Company has sold the majority of loans with servicing rights retained. This quarter and for the first time, the majority of loan sales or 56%, were sold with servicing released.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSR) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm in determining market values. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has affected loan servicing income.

	Three months ended September 30,
	2007	2006
	(Dollars in thousands)
Loan servicing income
Loan servicing revenue, net of amortization	$290	$203
Change in impairment	—	20

Total loan servicing income	$290	$223

The increase in total loan servicing income in the current quarter compared with the prior year quarter was primarily due to an increase in net loan servicing revenue and to a lesser extent from a decrease in the recovery of previously provided impairment charges.

Noninterest Expense. Noninterest expense increased $1.5 million or 7.9% to $20.4 million for the three months ended September 30, 2007, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.55% for the quarter ended September 30, 2007 compared to 2.42% for the prior year quarter. The efficiency ratio for the three months ended September 30, 2007, was 64.0% compared with 61.1% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, occupancy and equipment and in other noninterest expense. Salaries and employee benefits increased $0.6 million or 6.3% in the current quarter compared to the same quarter in the prior year. Occupancy and equipment costs increased $0.2 million or 7.2% in the current quarter compared to the same quarter in the prior year. The primary reason for the increases were additional compensation, benefits and occupancy costs related to the April 2007 acquisition of seven retail banking offices in the Flint, Michigan area from Citizens along with newly opened loan production offices in North Canton and Grove City, Ohio and Charlotte, North Carolina. Other noninterest expense for the first quarter of fiscal 2008 was $3.5 million, a $0.5 million or 17.2% increase compared with the first quarter of fiscal 2007. That increase was due to a $0.2 million increase in real estate owned expense related to an increase in the volume of properties and declines in valuations due to declines in residential real estate values.

Income Taxes. Income tax expense was $2.9 million for the three months ended September 30, 2007, compared with $3.3 million for the prior year quarter. The effective tax rate was 31.8% for the three months ended September 30, 2007 compared with 32.3% for the prior year quarter.

Financial Condition

General. Assets totaled $3.203 billion at September 30, 2007, a decrease of $23 million or 0.7% from June 30, 2007. This decrease was primarily due to decreases of $17 million in securities available for sale and $35 million in loans held for sale, partially offset by a net increase in the loan portfolio of $41 million. Capital ratios decreased as the ratio of equity to total assets decreased at September 30, 2007 to 10.08% compared with 10.11% at June 30, 2007. Tangible equity also decreased to $215 million at September 30, 2007 compared with $218 million at June 30, 2007.

Securities. Securities available for sale totaled $269 million at September 30, 2007, compared to $285 million at June 30, 2007, a decrease of $17 million or 5.8%. During the first three months of fiscal 2008, the Company received proceeds from sales of securities of $2 million and proceeds from maturities and calls of $18 million, partially offset by purchases of $2 million. The decrease resulted from securities that matured during the quarter and were not replaced.

Loans Held for Sale. Loans held for sale totaled $61 million at September 30, 2007, compared to $96 million at June 30, 2007, a decrease of $35 million or 36.9%. The decrease was due to a shortened time span between the closing of a loan closed and the subsequent sale of the loan.

Loans. The loan portfolio totaled $2.548 billion at September 30, 2007, an increase of $41 million, or 1.6% from June 30, 2007. The increase in the loan portfolio was due to an increase of $23 million, or 8.9% annualized, in commercial loans, an increase of $15 million, or 5.6% annualized, in mortgage and construction loans and an increase of $2 million in consumer loans. At September 30, 2007, commercial loans accounted for 42.0% of the loan portfolio, which is up from 41.8% at June 30, 2007.

	As of September 30, 2007		As of June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,095,060	43.0%	$1,079,788	43.0%
Commercial	1,070,159	42.0%	1,046,893	41.8%
Consumer	383,229	15.0%	381,011	15.2%

Total loans	$2,548,448	100.0%	$2,507,692	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	9/30/07	06/30/07	3/31/07	12/31/06	9/30/06
Non-performing assets	$46,848	$40,678	$32,732	$29,439	$26,184
Non-performing assets as a % of total assets	1.46%	1.26%	1.06%	0.96%	0.87%
Non-performing loans	$36,832	$33,962	$27,630	$25,702	$22,284
Non-performing loans as a % of total loans	1.45%	1.35%	1.14%	1.06%	0.94%
Delinquent loans	$61,803	$53,389	$45,351	$40,650	$35,687
Delinquent loans as a % of total loans	2.43%	2.13%	1.87%	1.68%	1.51%
Allowance for loan losses	$26,165	$25,851	$23,844	$23,425	$22,819
Allowance for loan losses as a % of loans	1.03%	1.03%	0.98%	0.97%	0.97%
Allowance for loan losses as a % of non-performing loans	71.04%	76.12%	86.30%	91.14%	102.40%

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

Non-performing assets at September 30, 2007 were $46.8 million or 1.46% of total assets compared with $40.7 million or 1.26% of total assets at June 30, 2007. The change in non-performing assets was primarily related to an increase of $3.3 million in real estate owned and an increase of $2.8 million in non-performing loans. Non-performing loans were $36.8 million at September 30, 2007 and $34.0 million at June 30, 2007. Delinquent loans were $61.8 million and $53.4 million at September 30, 2007 and June 30, 2007, respectively. The provision for loan losses for the current quarter was $2.0 million up $0.6 million from the preceding quarter. The provision of $2.0 million in the current quarter was $0.4 million or 19.1% higher than net charge-offs in the current quarter of $1.6 million. The allowance for loan losses increased during the quarter to $26.2 million at September 30, 2007, up $0.3 million from $25.9 million at June 30, 2007. The balance of the allowance for loan losses is evaluated and determined each quarter based on a consistent methodology which includes, among other things, historic loan loss experience rates. Of the total nonperforming loans at September 30, 2007, 95% were secured by real estate. Real Estate loans are generally well secured and if these loans do default, the actual losses are often only a fraction of the total loan amount. Therefore, the allowance for loan losses has increased at a slower pace than nonperforming or delinquent loans. The ratio for the allowance for loan losses as a percent of total loans was 1.03% as of September 30, 2007 and June 30, 2007.

Other Assets. Other assets increased $1.3 million to $89.8 million at September 30, 2007, compared with $88.5 million at June 30, 2007. One of the components of other assets is real estate owned. Real estate owned increased $3.3 million to $10.0 million as of September 30, 2007 and $6.7 million as of June 30, 2007.

Deposits. Deposits decreased $9 million, or 0.4% during the first three months of fiscal 2008 and totaled $2.231 billion at September 30, 2007, compared to $2.240 billion at June 30, 2007. This decrease was primarily composed of a $14 million decrease in retail deposits, offset by a $5 million increase in wholesale public funds deposits. The decrease in retail deposits was concentrated in noninterest-bearing checking accounts, a deposit category that varies significantly on a daily basis due to activity in existing business checking accounts. At September 30, 2007, the Company had $25 million in brokered deposits the same as at June 30, 2007. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings and Debt. During the first three months of fiscal year 2008, long-term debt showed a net decrease of $13 million as a result of a $36 million reclassification of borrowings from long-term to short-term, partially offset by a net increase of $23 million in long-term borrowings from the Federal Home Loan Bank. The Company borrowed $25 million in a long-term fixed-rate advance from the Federal Home Loan Bank with an original maturity of 120 months at a rate of 4.55%. During the first three months of fiscal year 2008, short-term borrowings showed a net increase of $29 million consisting of a $36 million reclassification of borrowings from long-term to short-term, partially offset by a maturity of $7 million in short-term borrowings. At September 30, 2007, $157 million of the $225 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank.

Capital Resources. Total shareholders’ equity decreased $3.5 million, or 1.1% during the three months ended September 30, 2007, and totaled $323 million. The primary components of the decrease in shareholders’ equity were dividends declared on the Company’s common stock totaling $2.7 million and repurchases of the Company’s common stock totaling $8.5 million, partially offset by net income of $6.3 million. During the first three months of the fiscal year, the Company repurchased 516,499 shares of common stock at an average price of $16.40 per share. During March 2007, the Company’s board of directors authorized the purchase of up to 800,000 shares of issued and outstanding common stock over the following 12 month period. In August 2007, the Company’s board of directors authorized the purchase of up to an additional 500,000 shares of issued and outstanding common stock under the original March 2007 authorization. Under those authorizations, 528,656 shares remain of Company common stock available for repurchase through March 20, 2008. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. Tangible equity also decreased to $215 million at September 30, 2007 compared with $218 million at June 30, 2007.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at September 30, 2007 follows:

	Actual ratio at September 30, 2007	Actual ratio at June 30, 2007	Well-capitalized ratio
Total capital to risk-weighted assets	10.66%	10.42%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	9.67%	9.34%	6.00%
Tier 1 (core) capital to adjusted total assets	7.58%	7.30%	5.00%

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of credit issue. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At September 30, 2007, the Company had $13.0 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $8.2 million.

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

At September 30, 2007, the Company had $120 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $72 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $133 million of cash and unpledged securities, Federal Home Loan Bank availability of $101 million and $35 million of availability in unsecured commercial bank lines of credit at June 30, 2007. Potential cash available as measured by liquid assets and borrowing capacity has decreased $42 million through September 30, 2007 primarily due to reductions in the total borrowing capacity at the FHLB caused by changes in the mix and asset quality characteristics in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from the Bank. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At September 30, 2007, the holding company had cash and unpledged securities of $28 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $18 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $18 million currently available would be based upon future earnings or the approval of the OTS.

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

Basis point change in rates	NPV ratio September 30, 2007	NPV ratio June 30, 2007
Up 200	8.60%	8.39%
Up 100	9.47%	9.76%
No change	10.10%	10.92%
Down 100	10.24%	11.85%
Down 200	10.31%	12.60%

The NPV projections indicate that the Company has experienced a decrease in its exposure to rising interest rates and in its potential benefit from falling interest rates during the three months ended September 30, 2007. The NPV ratio for no change in rates has decreased 82 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of September 30, 2007. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor any of its affiliates is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

Item 1A.	Risk Factors

There were no material changes from the risk factors as previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock for the Quarter Ended September 30, 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
July 1, 2007 - July 31, 2007	240,100	$16.89	240,100	305,055
August 1, 2007 - August 31, 2007	234,799	$15.79	234,799	570,256
September 1, 2007 - September 30, 2007	41,600	$17.07	41,600	528,656

Total	516,499	$16.40	516,499

On March 20, 2007, the Company’s board of directors publicly announced that it had approved a new buy-back program authorizing the repurchase of up to 800,000 shares of the Company’s common stock. On August 21, 2007, the Company’s board of directors publicly announced that it had approved a buy-back program authorizing the repurchase of up to an additional 500,000 shares of the Company’s common stock. All of the purchases summarized above were made pursuant to the March 2007 and August 2007 authorizations and there are 528,656 shares remaining that may be repurchased under these authorizations. The authorizations are in force through March 20, 2008.

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

FIRST PLACE FINANCIAL CORP.

Date: November 6, 2007	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Interim Chief Financial Officer
Principal Accounting Officer