Form 10-Q
period 2007-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2008-02-07
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,416,029 shares of common stock as of January 31, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31, 2007	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$47,268	$77,226
Interest-bearing deposits in other banks	13,583	9,989
Securities available for sale	267,709	285,242
Loans held for sale	72,547	96,163
Loans	2,648,217	2,507,692
Less allowance for loan losses	26,360	25,851

Loans, net	2,621,857	2,481,841
Federal Home Loan Bank stock	34,100	33,209
Premises and equipment, net	51,568	45,639
Goodwill	91,835	91,692
Core deposit and other intangibles	15,108	16,678
Other assets	88,699	88,534

Total assets	$3,304,274	$3,226,213

LIABILITIES
Deposits
Noninterest-bearing checking	$228,019	$242,068
Interest-bearing checking	157,742	154,941
Savings	432,644	390,462
Money markets	391,027	404,248
Certificates of deposit	1,090,411	1,048,977

Total deposits	2,299,843	2,240,696
Short-term borrowings	222,471	195,249
Long-term debt	436,518	397,914
Other liabilities	33,353	66,167

Total liabilities	2,992,185	2,900,026

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	215,338	215,358
Retained earnings	129,750	131,893
Unearned employee stock ownership plan shares	(3,739)	(3,858)
Treasury stock, at cost: 1,698,644 shares at December 31, 2007 and 878,608 shares at June 30, 2007	(28,140)	(15,040)
Accumulated other comprehensive loss, net	(1,301)	(2,347)

Total shareholders’ equity	312,089	326,187

Total liabilities and shareholders’ equity	$3,304,274	$3,226,213

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
INTEREST INCOME
Loans, including fees	$44,763	$41,689	$89,268	$84,512
Securities and interest-bearing deposits
Taxable	2,785	2,637	5,502	5,415
Tax-exempt	490	456	979	902
Dividends	846	783	1,642	1,490

TOTAL INTEREST INCOME	48,884	45,565	97,391	92,319

INTEREST EXPENSE
Deposits	20,051	17,553	39,550	33,763
Short-term borrowings	1,829	2,776	4,238	7,264
Long-term debt	5,446	4,334	10,673	7,658

TOTAL INTEREST EXPENSE	27,326	24,663	54,461	48,685

NET INTEREST INCOME	21,558	20,902	42,930	43,634
Provision for loan losses	5,195	1,410	7,156	2,790

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	16,363	19,492	35,774	40,844

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,064	1,469	4,061	3,016
Net gains (losses) on sale of securities	(4)	2	729	84
Impairment of securities	(5,900)	—	(5,900)	—
Net gains on sale of loans	1,065	1,622	2,921	3,729
Gain on sale of loan servicing rights	—	—	1,471	—
Loan servicing income (loss)	(146)	248	144	471
Other income – bank	1,627	1,847	3,345	3,742
Insurance commission income	838	870	1,658	1,665
Other income – nonbank subsidiaries	1,170	1,450	2,476	2,709

TOTAL NONINTEREST INCOME	714	7,508	10,905	15,416

NONINTEREST EXPENSE
Salaries and employee benefits	10,270	8,023	20,636	17,772
Occupancy and equipment	3,081	2,861	6,168	5,742
Professional fees	731	773	1,505	1,445
Loan expenses	310	554	884	1,337
Marketing	877	666	1,673	1,296
Merger, integration and restructuring	790	—	790	—
State and local taxes	307	330	531	490
Amortization of intangible assets	1,102	1,063	2,223	2,145
Real estate owned expense	1,736	122	2,140	293
Other	3,251	3,033	6,334	5,838

TOTAL NONINTEREST EXPENSE	22,455	17,425	42,884	36,358

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(5,378)	9,575	3,795	19,902
Income tax expense (benefit)	(2,231)	3,045	688	6,370

NET INCOME (LOSS)	$(3,147)	$6,530	$3,107	$13,532

Basic earnings (loss) per share	$(0.20)	$0.39	$0.19	$0.80
Diluted earnings (loss) per share	$(0.20)	$0.38	$0.19	$0.79

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2006	$181	$214,243	$116,757	$(4,452)	$(10,096)	$(5,059)	$311,574
Comprehensive income
Net income			13,532				13,532
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						2,669	2,669
Loss on termination of interest rate swaps reclassified into income, net of tax						311	311

Total comprehensive income							16,512
Cash dividends declared and paid ($0.295 per share)			(5,073)				(5,073)
Commitment to release employee stock ownership plan shares (29,676 shares)		399		297			696
Commitment to release recognition and retention plan shares (1,528 shares)		32					32
Stock options exercised (36,140 shares)		(74)			522		448
Stock option expense		112					112
Tax benefit related to exercise of stock options		94					94

Balance at December 31, 2006	$181	$214,806	$125,216	$(4,155)	$(9,574)	$(2,079)	$324,395

Balance at July 1, 2007	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income			3,107				3,107
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						741	741
Loss on termination of interest rate swaps reclassified into income, net of tax						305	305

Total comprehensive income							4,153
Cash dividends declared and paid ($0.325 per share)			(5,250)				(5,250)
Commitment to release employee stock ownership plan shares (11,872 shares)		25		119			144
Commitment to release recognition and retention plan shares (1,528 shares)		32					32
Purchase of 880,086 shares of common stock					(14,113)		(14,113)
Stock options exercised (60,050 shares)		(280)			1,013		733
Stock option expense		113					113
Tax benefit related to exercise of stock options		90					90

Balance at December 31, 2007	$181	$215,338	$129,750	$(3,739)	$(28,140)	$(1,301)	$312,089

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six months ended December 31,
	2007	2006
Cash flows from operating activities:
Net cash from operating activities	$6,664	$97,068

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	10,276	19,533
Proceeds from maturities, calls and principal paydowns	26,718	21,586
Purchases	(22,636)	(4,201)
Net change in interest-bearing deposits in other banks	9,802	4,521
Net change in loans	(121,365)	(74,653)
Proceeds from sale of loans	—	2,263
Proceeds from sales of loan servicing rights	11,928	—
Premises and equipment expenditures, net	(5,197)	(4,674)
Cash paid for Hicksville Building, Loan and Savings
Bank, net of cash received	(3,885)	—
Investment in nonbank affiliates	(31)	(37)

Net cash from investing activities	(94,390)	(35,662)

Cash flows from financing activities:
Net change in deposits	19,655	75,338
Net change in short-term borrowings	(41,153)	(181,987)
Proceeds from long-term debt	100,000	75,032
Repayment of long-term debt	(2,194)	(22,218)
Cash dividends paid	(5,250)	(5,073)
Proceeds from stock options exercised	733	448
Tax benefit from stock options exercised	90	94
Purchases of common stock	(14,113)	—

Net cash from financing activities	57,768	(58,366)

Net change in cash and cash equivalents	(29,958)	3,040
Cash and cash equivalents at beginning of period	77,226	72,906

Cash and cash equivalents at end of period	$47,268	$75,946

Supplemental cash flow information:
Cash payments of interest expense	$51,678	$47,296
Cash payments of income taxes	$8,056	$3,370
Supplemental non-cash disclosures:
Loans securitized	$2,939	$13,925
Transfer of loans to real estate owned	$6,713	$1,933
Transfer of loans from held-for-sale to portfolio	$—	$3,729
Transfer from long-term to short-term borrowings	$68,379	$7,500
Allocation of loan basis to mortgage servicing asset	$3,469	$5,422

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s (the Company) Annual Report on Form 10-K for the year ended June 30, 2007. The interim unaudited condensed consolidated financial statements include all adjustments (consisting of only normal recurring items), which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of First Place Financial Corp. and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc. (Holdings). Wholly owned subsidiaries of Holdings include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary and First Place Referral Network, Ltd. Title Works Agency, LLC is a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in the consolidation.

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

Business Segments. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company's financial service operations are considered by management to be combined in one reportable operating segment.

Reclassifications. Certain items in the prior year financial statements were reclassified to conform to the current presentation.

2. Recent Accounting Pronouncements

(Dollars in thousands)

In February, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. This statement clarifies the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement is effective for fiscal years beginning after September 15, 2006 and applies to the Company effective July 1, 2007. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In March, 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability. This statement is effective for fiscal years beginning after September 15, 2006 and applies to the Company effective July 1, 2007. The Company has adopted this pronouncement and elected to account for all servicing assets and liabilities according to the amortization method. The Company had previously used the amortization method to account for mortgage servicing rights and therefore, the election to continue using this method had no material impact on the Company’s consolidated financial statements.

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

Effective July 1, 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s Consolidated Financial Statements in accordance with FASB Statement 109. Upon adoption of FIN No. 48, no material reserves for uncertain tax positions were recorded. The adoption of this pronouncement had no material effect on the Company’s Consolidated Financial Statements. The Company’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2007, the Company did not record an accrual for either interest or penalties related to unrecognized tax benefits. The Company files U.S. federal and various state income tax returns. Tax years 2004-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2003-2006.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, which expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments, provided the views of the SEC regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC that SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company will adopt SAB No. 109 on January 1, 2008. In conjunction with the adoption of SFAS No. 157 and SFAS No. 159, this pronouncement generally will result in higher fair values being recorded upon initial recognition of derivative loan commitments thereby having a favorable impact on the Company’s consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC will not expect a company to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

3. Loans

(Dollars in thousands)

	December 31, 2007	June 30, 2007
1-4 family residential real estate loans:
Permanent financing	$978,442	$984,135
Construction	103,277	95,653

Total	1,081,719	1,079,788
Commercial loans:
Multifamily real estate	126,345	134,308
Commercial real estate	745,974	565,342
Commercial construction	109,553	96,768
Commercial non real estate	191,243	250,475

Total	1,173,115	1,046,893
Consumer loans	393,383	381,011

Total loans	$2,648,217	$2,507,692

Activity in the allowance for loan losses was as follows:

	Six months ended December 31,
	2007	2006
Beginning of period	$25,851	$22,319
Provision for loan losses	7,156	2,790
Acquired in merger	254	—
Loans charged-off	(7,168)	(1,878)
Recoveries	267	194

End of period	$26,360	$23,425

	December 31, 2007	June 30, 2007
Loans with no allocated allowance for loan losses	$—	$—
Loans with allocated allowance for loan losses	7,186	9,505

Total	$7,186	$9,505

Amount of the allowance for loan losses allocated	$2,615	$3,255

Nonperforming loans were as follows:

	December 31, 2007	June 30, 2007
Nonaccrual loans	$46,322	$33,405
Troubled debt restructuring	—	557

Total nonperforming loans	$46,322	$33,962

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Six months ended December 31,
	2007	2006
Servicing rights:
Beginning of period	$20,785	$16,167
Additions	3,469	5,422
Acquired in merger	206	—
Sale of servicing rights	(10,457)	—
Increase in valuation allowance	(305)	(35)
Amortized to expense	(1,977)	(2,057)

End of period	$11,721	$19,497

The fair value of mortgage servicing assets was $13,714 at December 31, 2007 and $25,247 at June 30, 2007. Noninterest-bearing deposits included $12,712 and $19,042 of custodial account deposits related to loans serviced for others as of December 31, 2007 and June 30, 2007, respectively. Loans serviced for others, which are not reported as assets, were $1,228,355 and $2,095,607 at December 31, 2007 and June 30, 2007 respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	December 31, 2007	June 30, 2007
Short-term borrowings:
Federal Home Loan Bank advances	$177,075	$156,525
Securities sold under agreement to repurchase	35,396	38,724
Federal funds purchased	10,000	—

Total	$222,471	$195,249

Long-term debt:
Federal Home Loan Bank advances	$324,661	$279,057
Securities sold under agreement to repurchase	50,000	57,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$436,518	$397,914

6. Employee Benefit Plans

(Dollars in thousands)

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments beginning on December 31, 1999 with the final payments of principal and interest being due and payable at maturity on December 31, 2013. The Company amended the agreement and retroactively enacted it on January 1, 2007, whereby the final payments of principal and interest will be due and payable at maturity on December 31, 2016. Interest is payable during the remaining term of the loan at a fixed rate of 5.75% which was 7.75% under the previous agreement. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. These contributions to the ESOP plan will be $707 for years 2008 through 2016 and were $1,003 in the years prior to the amendment. The balance of the ESOP loan prior to the amendment was $5,269 at December 31, 2007. After the amendment and the annual principal payment, the balance of the ESOP loan was $4,864. Dividends on allocated shares increase participant accounts and dividends on unallocated shares are used for debt service.

7. Stock Compensation Plans

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

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Six months ended December 31, 2007			Six months ended December 31, 2006
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	750,787	$14.71		764,084	$13.47
Forfeited	(10,378)	20.30		(373)	16.74
Exercised	(60,050)	12.23		(36,140)	12.41
Granted	—	—		98,014	21.88

Stock options outstanding, end of period	680,359	$14.84	$833	825,585	$14.52	$7,407

Stock option exercisable, end of period	544,523	$13.34	$833	662,943	$12.98	$6,968

The fair value of stock options granted during the six months ended December 31, 2006 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.54% - 4.88%
Expected average life (in years)	6.00 years
Expected volatility	24.03% - 24.50%
Expected dividend yield	2.56% - 2.61%

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

The following is the unvested common stock grant activity for the periods indicated:

	Six months ended December 31, 2007		Six months ended December 31, 2006
	Shares	Weighted Average Value	Shares	Weighted Average Value
Issued and unvested, beginning of period	12,907	$21.54	1,855	$19.42
Forfeited	(1,093)	21.86	—	—
Granted	—	—	11,232	21.86
Vested	(195)	19.58	(90)	19.58

Issued and unvested, end of period	11,619	$21.54	12,997	$21.53

The aggregate intrinsic value of unvested stock grants at December 31, 2007 and 2006 was $163 and $305 respectively.

8. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of December 31, 2007 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$296,166	$(66)
Standby letters of credit	2,779	—

OTHER OBLIGATIONS
Commitments to make loans (at market rates)	$192,336
Construction loan funds not yet disbursed	148,352
Unused lines of credit and commercial letters of credit	300,041
Mortgage-backed securities sales commitments	80,000

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

9. Earnings per Share

(Dollars in thousands, except per share data.)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Basic earnings per share computation:
Net (loss) income	$(3,147)	$6,530	$3,107	$13,532

Gross weighted average shares outstanding	16,540,250	17,465,402	16,737,468	17,454,385
Less: Average unearned ESOP shares	(366,063)	(425,222)	(373,412)	(432,668)
Less: Average unearned RRP shares	(78,554)	(81,517)	(78,937)	(81,975)

Net weighted average shares outstanding	16,095,633	16,958,663	16,285,119	16,939,742

Basic (loss) earnings per share	$(0.20)	$0.39	$0.19	$0.80

Diluted earnings per share computation:
Net (loss) income	$(3,147)	$6,530	$3,107	$13,532

Weighted average shares outstanding for basic earnings per share	16,095,633	16,958,663	16,285,119	16,939,742
Add: Dilutive effects of assumed exercises of stock options	—	249,123	97,969	244,451
Add: Dilutive effects of unearned Recognition and Retention Plan shares	—	714	—	617

Weighted average shares and potentially dilutive shares	16,095,633	17,208,500	16,383,088	17,184,810

Diluted (loss) earnings per share	$(0.20)	$0.38	$0.19	$0.79

There were stock options for 242,241 shares that were antidilutive for the three and six months ending December 31, 2007. These stock options were not considered in the computation of diluted earnings per share. There were no stock options that were antidilutive for the three and six month periods ending December 31, 2006.

10. Impairment of securities

(Dollars in thousands)

During the quarter ended December 31, 2007, the Company determined that two mutual fund securities and certain Fannie Mae and Freddie Mac preferred stock experienced impairment that was other-than-temporary. Analysis of activity for the six months ended December 31, 2007 follows.

	Amortized cost	Unrealized gain	Unrealized Loss	Fair market value
June 30, 2007	$50,680	$2,954	$(1,730)	$51,904
Change in market value	—	(2,954)	(4,170)	(7,124)
Recognition of impairment	(5,900)	—	5,900	—

December 31, 2007	$44,780	$—	$—	$44,780

11. Acquisition

(Dollars in thousands)

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $48,789 in assets, which included $33,204 in loans and assumed $39,970 in deposits and $9,172 in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or future press releases or other public or shareholder communications, in filings by First Place Financial Corp. (the Company) with the Securities and Exchange Commission or in oral statements made with the approval of an authorized executive officer, words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required under applicable laws.

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

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $48,789 in assets, which included $33,204 in loans and assumed $39,970 in deposits and $9,172 in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

First Place Bank is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. It currently operates in Ohio, Michigan, Indiana, Pennsylvania and North Carolina with a concentration of banking offices in Northeast Ohio and Southeast Michigan. First Place Bank also operates loan production offices in various cities in Ohio, Michigan, Indiana and North Carolina. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. As of December 31, 2007, the Company had $3.3 billion in assets and was the second largest publicly traded thrift institution in Ohio.

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

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2007 and 2006

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Three Months Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Total assets	$3,304,274	$3,074,252	$230,022	7.5%
Net income (loss)	$(3,147)	$6,530	$(9,677)	(148.2)%
Diluted earnings (loss) per share	$(0.20)	$0.38	$(0.58)	(152.6)%
Return on average equity	(3.93)%	8.06%		(11.99)%
Return on average assets	(0.39)%	0.86%		(1.25)%
Net interest margin	2.92%	3.04%		(0.12)%
Efficiency ratio	99.17%	60.54%		38.63%
Noninterest expense as a percent of average assets	2.76%	2.29%		0.47%
Non-performing assets to total assets	1.69%	0.96%		0.73%
Equity to total assets	9.45%	10.55%		(1.10)%
Tangible equity to tangible assets	6.42%	7.44%		(1.02)%

Summary. The Company recorded a net loss of $3.1 million for the quarter ended December 31, 2007, compared with net income of $6.5 million for the quarter ended December 31, 2006, a decrease of $9.6 million or 148.2%. Losses per share were $0.20 for the current quarter compared with diluted earnings per share of $0.38 for the same quarter in the prior year, a decrease of $0.58. Return on average equity for the current quarter was -3.93% compared with 8.06% for the same quarter in the prior year. Return on average tangible equity for the current quarter was -5.91% compared with 11.90% for the same quarter in the prior year. The significant decline in earnings was primarily due to charges recorded in the current quarter in four categories that totaled $11.0 million before taxes. They included a $5.9 million charge for impairment of securities, a $3.2 million increase in the provision for loan losses, a $1.1 million charge for an increase in the provision for loss on the sale of real estate owned and a $0.8 million charge for merger expenses. These charges decreased earnings by $7.1 million after considering income taxes. Total assets increased $230 million to $3.304 billion at December 31, 2007 from $3.074 billion at December 31, 2006. The increase in total assets was primarily due to an increase in the commercial loan portfolio. Non-performing assets as a percent of total assets increased to 1.69% from 0.96% a year earlier.

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	Six Months Ended December 31,		Increase (Decrease)
	2007	2006	Amount	Percent
Total assets	$3,304,274	$3,074,252	$230,022	7.5%
Net income	$3,107	$13,532	$(10,425)	(77.0)%
Diluted earnings per share	$0.19	$0.79	$(0.60)	(75.9)%
Return on average equity	1.93%	8.42%		(6.49)%
Return on average assets	0.19%	0.88%		(0.69)%
Net interest margin	2.93%	3.14%		(0.21)%
Efficiency ratio	78.57%	60.82%		17.75%
Noninterest expense as a percent of average assets	2.66%	2.36%		0.30%
Non-performing assets to total assets	1.69%	0.96%		0.73%
Equity to total assets	9.45%	10.55%		(1.10)%
Tangible equity to tangible assets	6.42%	7.44%		(1.02)%

Summary. For the six months ended December 31, 2007, the Company reported net income of $3.1 million compared with $13.5 million for the same period in the prior year, or a decrease of 77.0%. Diluted earnings per share were $0.19 for the first half of fiscal 2008 compared with $0.79 for the same period in the prior year, or a decrease of 75.9%. Return on average assets and return on average equity for the six months ended December 31, 2007 were 0.19% and 1.93% respectively, down from 0.88% and 8.42% for the six months ended December 31, 2006. Return on average tangible equity for the first half of fiscal 2008 was 2.90% compared with 12.51% for the same period in the prior year. The significant decline in earnings was primarily due to charges recorded in the current quarter in four categories that totaled $11.0 million before taxes. They included a $5.9 million charge for impairment of securities, a $3.2 million increase in the provision for loan losses, a $1.1 million charge for an increase in the provision for loss on the sale of real estate owned and a $0.8 million charge for merger expenses. These charges decreased earnings by $7.1 after considering income taxes. Total assets increased $230 million to $3.304 billion at December 31, 2007 from $3.074 billion at December 31, 2006. The increase in total assets was primarily due to an increase in the commercial loan portfolio. Non-performing assets as a percent of total assets increased to 1.69% from 0.96% a year earlier.

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

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Reconciliation of GAAP Net Income To Core Earnings
GAAP Net (loss) income	$(3,147)	$6,530	$3,107	$13,532
Merger, integration and restructuring expense, net of tax	514	—	514	—
Other-than-temporary impairment of securities, net of tax	3,835	—	3,835	—

Core earnings	$1,202	$6,530	$7,456	$13,532

Core earnings for the quarter ended December 31, 2007 were $1.2 million, an 81.6% decrease over core earnings of $6.5 million for the same quarter in the prior year. Diluted core earnings per share were $0.07 for the quarter ended December 31, 2007 compared with $0.38 for the prior year quarter. Core earnings for the six months ended December 31, 2007 were $7.5 million, a 44.9% decrease from core earnings of $13.5 million for the same period in the prior year. Diluted core earnings per share were $0.46 for the six months ended December 31, 2007 compared with $0.79 for the same period in the prior year. The decrease in core earnings for the second quarter of fiscal 2008 compared to the same period in the prior year was primarily due to increases of $3.2 million in the provision for loan losses and $1.1 million in the provision for loss on the sale of real estate owned. The decrease in core earnings for the first six months of fiscal 2008 compared to the same period in the prior year was primarily due to the same charges in the December 31, 2007 quarter, charges of $3.2 million in the provision for loan losses and $1.1 million in the provision for loss on the sale of real estate owned.

Net Interest Income. Net interest income for the quarter ended December 31, 2007, totaled $21.6 million, an increase of $0.7 million or 3.1% from $20.9 million for the quarter ended December 31, 2006. The increase in net interest income resulted from an increase of $190.1 million or 6.8% in average interest-earning assets compared to the same quarter in the prior year, partially offset by a decline in the net interest margin to 2.92%, down from 3.04% in the prior year quarter. The decrease in net interest margin from the same period in the prior year was the result of experiencing an inverted yield curve for substantially all of fiscal 2007 and the impact of 100 basis points in Federal Reserve short-term interest rate decreases between September 2007 and December 2007 as the Company is modestly asset sensitive for periods less than six months. The Company anticipates increased downward pressure on the net interest margin in the third fiscal quarter of 2008 due to a reduction in short-term interest rates made by the Federal Reserve in January, 2008.

The average yield on interest-earning assets was 6.55% for the quarter ended December 31, 2007, which was level with the same quarter in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities, Federal Home Loan Bank stock and interest-bearing deposits in other banks. The increase in the average of interest-earning assets was primarily due to commercial loans. The average rate paid on interest-bearing liabilities was 4.13% for the quarter ended December 31, 2007 compared to 4.04% for the prior year quarter, an increase of 9 basis points. This increase was due to increases in the average rates paid on deposits, partially offset by decreases in the average rates paid on borrowings. The increase in the cost of deposits was primarily due to competition from other financial institutions in the Company’s market area. The decrease in the cost of borrowings was primarily due to the impact of 100 basis points in Federal Reserve short-term interest rate decreases between September 2007 and December 2007.

Net interest income for the six months ended December 31, 2007, totaled $42.9 million, a decrease of $0.7 million or 1.6% from $43.6 million for the quarter ended December 31, 2006. The decrease in net interest income resulted from a decline in the net interest margin to 2.93%, down from 3.14% for the first half of the prior year, partially offset by an increase of $141.9 million or 5.0% in average interest-earning assets compared to the same period in the prior year. The decrease in net interest margin from the same period in the prior year was the result of experiencing an inverted yield curve for substantially all of fiscal 2007 and the impact of 100 basis points in Federal Reserve short-term interest rate decreases between September 2007 and December 2007 as the Company is modestly asset sensitive for periods less than six months. The Company anticipates increased downward pressure on the net interest margin in the last half of fiscal 2008 due to a reduction in short-term interest rates made by the Federal Reserve in January, 2008.

The average yield on interest-earning assets was 6.58% for the six months ended December 31, 2007, which was level with the same period in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities, Federal Home Loan Bank stock and interest-bearing deposits in other banks. The increase in the average of interest-earning assets was primarily due to commercial loans. The average rate paid on interest-bearing liabilities was 4.15% for the six months ended December 31, 2007 compared to 3.92% for the same period in the prior year, an increase of 23 basis points. This increase was due to increases in the average rates paid on deposits and long-term debt, partially offset by a decrease in the average rate paid on short-term borrowings. The increase in the cost of deposits was primarily due to competition from other financial institutions in the Company’s market area. The increase in the cost of long-term debt was primarily due to the recognition of a $0.9 million reduction of interest expense in the first half of the prior year. This reduction represented the unamortized balance of a purchase accounting premium on a Federal Home Loan Bank advance that was called. The decrease in the cost of short-term borrowings was primarily due to the impact of 100 basis points in Federal Reserve short-term interest rate decreases between September 2007 and December 2007.

The following schedules detail the various components of net interest income for the three and six months ended December 31, 2007 and 2006. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,673,547	$44,800	6.67%	$2,497,247	$41,729	6.68%
Securities and interest-bearing deposits	282,086	3,862	5.45%	269,230	3,719	5.53%
Federal Home Loan Bank stock	33,809	595	7.00%	32,891	492	6.01%

Total interest-earning assets	2,989,442	49,257	6.55%	2,799,368	45,940	6.56%
Noninterest-earning assets
Cash and due from banks	48,582			60,187
Allowance for loan losses	(27,379)			(23,283)
Other assets	226,296			187,438

Total assets	$3,236,941			$3,023,710

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$147,575	209	0.56%	$136,842	171	0.49%
Savings and money market accounts	809,319	6,683	3.28%	759,921	5,621	2.93%
Certificates of deposit	1,080,568	13,159	4.84%	987,596	11,761	4.72%

Total deposits	2,037,462	20,051	3.92%	1,884,359	17,553	3.70%
Borrowings
Short-term borrowings	176,987	1,829	4.11%	211,804	2,776	5.20%
Long-term debt	416,974	5,446	5.19%	328,098	4,334	5.24%

Total interest-bearing liabilities	2,631,423	27,326	4.13%	2,424,261	24,663	4.04%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	242,158			234,469
Other liabilities	44,451			43,524

Total liabilities	2,918,032			2,702,254
Shareholders’ equity	318,909			321,456

Total liabilities and shareholders equity	$3,236,941			$3,023,710

Fully tax-equivalent net interest income		21,931			21,277
Interest rate spread			2.42%			2.52%
Net interest margin			2.92%			3.04%
Average interest-earning assets to average interest-bearing liabilities			113.61%			115.47%
Tax-equivalent adjustment		373			375

Net interest income		$21,558			$20,902

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Six Months Ended December 31, 2007			Six Months Ended December 31, 2006
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,653,682	$89,342	6.70%	$2,518,918	$84,593	6.72%
Securities	281,262	7,666	5.42%	274,907	7,503	5.46%
Federal Home Loan Bank stock	33,509	1,129	6.70%	32,709	955	5.79%

Total interest-earning assets	2,968,453	98,137	6.58%	2,826,534	93,051	6.58%
Noninterest-earning assets
Cash and due from banks	49,241			60,620
Allowance for loan losses	(26,696)			(22,922)
Other assets	220,464			196,551

Total assets	$3,211,462			$3,060,783

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$148,681	393	0.53%	$137,353	337	0.49%
Savings and money market accounts	799,434	13,062	3.25%	751,745	10,754	2.84%
Certificates of deposit	1,065,811	26,095	4.87%	970,813	22,672	4.63%

Total deposits	2,013,926	39,550	3.91%	1,859,911	33,763	3.60%
Borrowings
Short-term borrowings	186,167	4,238	4.53%	281,825	7,264	5.11%
Long-term debt	409,072	10,673	5.19%	320,630	7,658	4.74%

Total interest-bearing liabilities	2,609,165	54,461	4.15%	2,462,366	48,685	3.92%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	238,799			231,272
Other liabilities	42,857			48,189

Total liabilities	2,890,821			2,741,827
Shareholders’ equity	320,641			318,956

Total liabilities and shareholders equity	$3,211,462			$3,060,783

Fully tax-equivalent net interest income		43,676			44,366
Interest rate spread			2.43%			2.66%
Net interest margin			2.93%			3.14%
Average interest-earning assets to average interest-bearing liabilities			113.77%			114.79%
Tax-equivalent adjustment		746			732

Net interest income		$42,930			$43,634

Provision for Loan Losses. Non-performing loans were $46.3 million, or 1.75% of total loans at December 31, 2007 compared with $25.7 million, or 1.06% at December 31, 2006. The increase in the provision in the current quarter compared with the prior year quarter is based on the large increase in nonperforming loans during the first and second quarters of fiscal 2008. With the increase in nonperforming loans, management performed a review of all classified commercial loans and a review of the historic loss rates on residential and consumer loans. Based on the review, a provision for loan losses of $5.2 million was recorded for the quarter ended December 31, 2007 compared to $1.4 million for the quarter ended December 31, 2006. Net charge-offs were $5.3 million for the quarter ended December 31, 2007 and $0.8 million for the same quarter in the prior year. The current quarter charge-offs included $3.9 million of commercial charge-offs that were a direct result of management’s review of commercial loans. Total loans were $2.648 billion at December 31, 2007 compared with $2.423 billion at December 31, 2006. The provision for loan losses was $7.2 million for the six months ended December 31, 2007 compared with $2.8 million for the six months ended December 31, 2006. Net charge-offs for the first half of fiscal 2008 were $6.9 million compared with $1.7 million for the same period in the prior year. The amount of the provision for loan losses in the first half of fiscal 2008 compared with the same period in the prior year is consistent with the increase in non-performing loans and total loans.

Noninterest Income. Noninterest income totaled $0.7 million for the quarter ended December 31, 2007, a decrease of $6.8 million or 90.5% from $7.5 million in the same quarter in the prior year. For the six months ended December 31, 2007, noninterest income totaled $10.9 million, a decrease of $4.5 million or 29.3% from $15.4 million for the same period in the prior year. The majority of the decrease for the current quarter and first half of fiscal 2008 was due to recording $5.9 million of other than temporary impairment of securities in the current quarter compared with none in the same periods in the prior year.

Generally accepted accounting principles require a company to make a determination whether an impairment is temporary or other-than-temporary. Among other determining factors, an other-than-temporary impairment occurs when the market value of a security falls significantly below amortized cost and there is a low probability of the security recovering its loss in the near term. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

The $5.9 million pre-tax charge for other than temporary impairment of securities is composed of a $4.3 million charge related to $11.3 million of Fannie Mae and Freddie Mac preferred stock and a $1.6 million charge related to $33.5 million in mutual fund securities. Recent capital restructuring at Fannie Mae and Freddie Mac and developments in the residential mortgage business have resulted in impairment of these securities. Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae and Freddie Mac, management was unable to determine when or if this impairment will be reversed in the foreseeable future. The mutual funds were primarily invested in agency backed mortgage securities that did not have any significant exposure to subprime mortgages. Recent changes in the interest rate environment and the market for mortgage-backed securities has led management to conclude that these securities are other than temporarily impaired. The $5.9 million charge did not have any effect on total capital or the net asset value of the securities as they had already been recorded at market value as available for sale securities.

Service charges increased $0.6 million, or 40.5% to $2.1 million for the quarter ended December 31, 2007, as compared with $1.5 million for the prior year quarter. Service charges increased $1.1 million, or 34.6% to $4.1 million for the six months ended December 31, 2007, as compared with $3.0 million for the same period in the prior year. The increases for the current quarter and first half of fiscal 2008 were primarily due to the impact of the Flint, Michigan branches acquired in April 2007, the banking office of HBLS Bank in Hicksville, Ohio acquired in October 2007 and the effectiveness of procedural changes, implemented during the third quarter of fiscal year 2007, in the way service charges on deposit accounts are levied.

Net gain on the sale of securities for the current quarter remained consistent with the same quarter in the prior year. For the six months ended December 31, 2007, net gain on the sale of securities increased $0.6 million to a $0.7 million gain for the six months ended December 31, 2007 from a $0.1 million gain for the same period in the prior year.

Net gains on the sale of loans for the quarter ended December 31, 2007 decreased $0.6 million or 34.3% and was $1.1 million compared with $1.6 million for the quarter ended December 31, 2006. The volume of loan sales in the current quarter was $242 million, up $45 million from sales of $197 million in the same quarter in the prior year. The margin on loans was lower in the current quarter compared with the prior year quarter due to the impact of hedging and the accounting for loans held for sale. Long-term interest rates were falling at the end of the current quarter resulting in hedge losses, which are recognized immediately as derivatives are recorded at fair value. The offsetting economic gains occurred in an increase in the value of loans held for sale. However, loans held for sale are recorded at the lower of cost or market so no corresponding gains were recognized. These gains will be realized next quarter as those loans held for sale are sold. For the current quarter, 45% of the volume of loan sales was with servicing released.

Net gains on the sale of loans for the six months ended December 31, 2007 decreased $0.8 million or 21.7% and were $2.9 million compared with $3.7 million for the same period in the prior year. The volume of loan sales for the first half of fiscal 2008 was $536 million, up $19 million from sales of $517 million in the same period in the prior year. However, the gains in the first half of the prior fiscal year included $1.5 million on the sale of $98 million of loans held for sale that were obtained as part of the acquisition of The Northern Savings and Loan Company of Elyria, Ohio in June 2006. For the six months ended December 31, 2007, 52% of the volume of loan sales was with servicing released.

During the first quarter of fiscal year 2008, the Company sold loan servicing rights with a book value of $10.5 million, which represented loans with principal balances totaling $1.1 billion or approximately 50% of the Company’s existing loan servicing rights portfolio at the time of sale. The purpose of the sale was to reduce the size of the servicing asset in order to reduce volatility associated with income from loan servicing rights, to reduce exposure to impairment losses and to take advantage of a favorable market for loan servicing rights. The gain on the sale was $1.5 million, and the Company’s only other previous sale of loan servicing rights was in fiscal year 2006. Management expects to sell servicing rights in the future to continue to limit the volatility of income from loan servicing rights. However, the exact timing of future sales is not currently known and will be based on future loan origination volumes, the proportion of loans initially sold with servicing rights retained and the market for the sale of loan servicing rights.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSR) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm in determining market values. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has affected loan servicing income.

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$159	$303	$449	$506
Change in impairment	(305)	(55)	(305)	(35)

Total loan servicing income	$(146)	$248	$144	$471

The decrease in total loan servicing income in the current quarter compared with the prior year quarter was due to an increase in impairment charges and a decrease in net loan servicing revenue. The decrease in loan servicing revenue was due to the sale of 50% of the Company’s existing loan servicing rights portfolio during the first quarter of fiscal 2008. The decrease in total loan servicing income in the current six months period compared with the prior year period was due to an increase in impairment charges and to a lesser extent from a decrease in net loan servicing revenue.

Noninterest Expense. Noninterest expense increased $5.0 million or 28.9% to $22.5 million for the three months ended December 31, 2007, compared with the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.76% for the quarter ended December 31, 2007 compared to 2.29% for the prior year quarter. The efficiency ratio for the three months ended December 31, 2007, was 99.2% compared with 60.5% for the same period in the prior year. The increase in noninterest expense was primarily due to an increase in real estate owned expense, merger expenses and the cost related to adding nine branches and four loan production offices over the past nine months. Real estate owned expense increased $1.6 million in the current quarter compared with the same quarter in the prior year. This total included $0.5 million in operating costs and losses on sales and $1.1 million in provision for anticipated losses on future sales. The provision was a direct result of decreasing real estate values experienced in recent months. The balance of real estate owned increased from $3.7 million at December 31, 2006 to $9.6 million at December 31, 2007 accounting for the increase in operating costs and the higher sale activity. On October 31, 2007, the Company completed the acquisition of HBLS Bank in Hicksville, Ohio. In connection with that acquisition, $0.8 million of merger expenses were recorded. After considering the increases in real estate owned costs and merger expenses, the remaining increase in noninterest expense was $2.6 million or 15.4% over the prior year quarter. That increase was concentrated in salaries and employee benefits, occupancy and marketing costs and was primarily due to increases in retail branch locations and loan production offices. At December 31, 2006 First Place had 34 branch locations. In April 2007 seven branches were acquired in the Flint Michigan area. During the second quarter of fiscal 2008 the Hicksville location was acquired and a de novo branch was opened bringing the total number of branches to 43 or a 26.5% increase from a year earlier. The new loan production offices were located in Ohio, Michigan and North Carolina. Excluding locations that were new since December 2006, the increase in noninterest expense for the current quarter from the same quarter in the prior year was $0.6 million or 4.1%.

Noninterest expense increased $6.5 million or 17.9% to $42.9 million for the six months ended December 31, 2007, compared with $36.4 million for the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.66% for the six months ended December 31, 2007 compared to 2.36% for the same period in the prior year. The efficiency ratio for the six months ended December 31, 2007, was 78.6% compared with 60.8% for the same period in the prior year. The increase in noninterest expense was primarily due to an increase in real estate owned expense, merger expenses and the cost related to adding nine branches and four loan production offices over the past nine months. Real estate owned expense increased $1.8 million in the first half of fiscal 2008 compared with the same period in the prior year. This total included $0.7 million in operating costs and losses on sales and $1.1 million in provision for anticipated losses on future sales. The provision was a direct result of decreasing real estate values experienced in recent months. The balance of real estate owned increased from $3.7 million at December 31, 2006 to $9.6 million at December 31, 2007 accounting for the increase in operating costs and the higher sale activity. On October 31, 2007 the Company completed the acquisition of HBLS Bank in Hicksville, Ohio. In connection with that acquisition $0.8 million of merger expenses were recorded. After considering the increases in real estate owned costs and merger expenses, the remaining increase in noninterest expense was $3.9 million or 10.8% over the same period in the prior year. That increase was concentrated in salaries and employee benefits, occupancy and marketing costs and was primarily due to increases in retail branch locations and loan production offices. At December 31, 2006 First Place had 34 branch locations. In April 2007 seven branches were acquired in the Flint Michigan area. During the second quarter of fiscal 2008 the Hicksville location was acquired and a de novo branch was opened bringing the total number of branches to 43 or a 26.5% increase from a year earlier. The new loan production offices were located in Ohio, Michigan and North Carolina. Excluding locations that were new since December 2006, the increase in noninterest expense for the first half of fiscal 2008 from the same period in the prior year was $0.9 million or 2.7%.

Income Taxes. An income tax benefit of $2.2 million was recorded for the three months ended December 31, 2007, compared with income tax expense of $3.0 million for the prior year quarter. The effective tax benefit rate was 41.5% for the three months ended December 31, 2007 compared with an effective tax rate of 31.8% for the prior year quarter. Income tax expense was $0.7 million for the six months ended December 31, 2007 compared with $6.4 million for the prior year period. The effective tax rate was 18.1% for the six months ended December 31, 2007 compared with 32.0% for the prior year period. The changes in the effective tax rate were due to varying levels of pretax income or loss related to relatively constant levels of permanent tax adjustments.

Financial Condition

General. Assets totaled $3.304 billion at December 31, 2007, an increase of $78 million or 2.4% from June 30, 2007. The acquisition of HBLS Bank on October 31, 2007 accounted for $48 million of the increase in total assets. The increase in total assets was also due to a net increase in the loan portfolio of $140 million, partially offset by decreases of $30 million in cash and due from banks, $17 million in securities available for sale and $23 million in loans held for sale. Capital ratios decreased as the ratio of equity to total assets decreased at December 31, 2007 to 9.45% compared with 10.11% at June 30, 2007. Tangible equity also decreased to $205 million at December 31, 2007 compared with $218 million at June 30, 2007.

Securities. Securities available for sale totaled $268 million at December 31, 2007, compared to $285 million at June 30, 2007, a decrease of $17 million or 6.1%. During the first six months of fiscal 2008, the Company received proceeds from sales of securities of $10 million, proceeds from maturities and calls of $27 million and recorded a $6 million charge for other than temporary impairment of securities, partially offset by purchases of $23 million. The decrease resulted from securities that matured or were sold during the first half of fiscal 2008 and were not replaced, as well as the other than temporary impairment charge.

Loans Held for Sale. Loans held for sale totaled $73 million at December 31, 2007, compared to $96 million at June 30, 2007, a decrease of $23 million or 24.6%. The decrease was due to a shortened time span between the time an interest rate is locked for a loan closing and the subsequent sale of the loan and a seasonal decrease in the volume of mortgage banking activity.

Loans. The loan portfolio totaled $2.648 billion at December 31, 2007, an increase of $140 million, or 5.6% from June 30, 2007. The increase in the loan portfolio was due to an increase of $2 million, or 0.4% annualized, in mortgage and construction loans, an increase of $126 million, or 24.1% annualized, in commercial loans and an increase of $12 million, or 6.5% annualized in consumer loans. At December 31, 2007, commercial loans accounted for 44.3% of the loan portfolio, which is up from 41.7% at June 30, 2007.

	As of December 31, 2007		As of June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,081,719	40.9%	$1,079,788	43.0%
Commercial	1,173,115	44.3%	1,046,893	41.7%
Consumer	393,383	14.8%	381,011	15.3%

Total loans	$2,648,217	100.0%	$2,507,692	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	12/31/07	9/30/07	06/30/07	3/31/07	12/31/06
Non-performing assets	$55,914	$46,848	$40,678	$32,732	$29,439
Non-performing assets as a % of total assets	1.69%	1.46%	1.26%	1.06%	0.96%
Non-performing loans	$46,322	$36,832	$33,962	$27,630	$25,702
Non-performing loans as a % of total loans	1.75%	1.45%	1.35%	1.14%	1.06%
Delinquent loans	$77,234	$61,803	$53,389	$45,351	$40,650
Delinquent loans as a % of total loans	2.92%	2.43%	2.13%	1.87%	1.68%
Allowance for loan losses	$26,360	$26,165	$25,851	$23,844	$23,425
Allowance for loan losses as a % of loans	1.00%	1.03%	1.03%	0.98%	0.97%
Allowance for loan losses as a % of non-performing loans	56.91%	71.04%	76.12%	86.30%	91.14%

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

Non-performing assets at December 31, 2007 were $55.9 million or 1.69% of total assets compared with $40.7 million or 1.26% of total assets at June 30, 2007. The increase in non-performing assets was due to a $2.9 million increase in real estate owned and an increase of $12.3 million in nonperforming loans. Single-family residential properties represented $8.3 million of the $9.6 million balance of real estate owned at December 31, 2007. Non-performing loans were $46.3 million at December 31, 2007 and $34.0 million at June 30, 2007. All of the increase in non-performing loans was due to increases in mortgage and consumer loans as commercial non-performing loans decreased slightly between June and December 2007. With the increase in nonperforming loans, management performed a review of all classified commercial loans and a review of the historic loss rates on residential and consumer loans. This review had several consequences. First, net charge-offs of $5.3 million were recorded for the quarter ended December 31, 2007. This was an increase of $3.6 million over the quarter ended September 30, 2007. Charge-offs for the current quarter included $3.9 million of commercial loans directly related to management’s review. In addition, certain commercial loans that were not charged off were downgraded. The allowance for loan losses includes specific allowances for loans that were impaired. It also includes loss rates on criticized loans, loss rates on non-criticized loans and loss allowances based on other broad factors. All four components of the allowances were reviewed and adjusted based on recent loss experience, trends in real estate values and other economic factors. Management combined quantitative analysis and experience-based judgment to arrive at the December 31, 2007 level of the allowance for loan losses. The allowance for loan losses increased during the quarter to $26.4 million at December 31, 2007, up $0.5 million from $25.9 million at June 30, 2007. The ratio of allowance for loan losses to total loans was 1.00% at December 31, 2007, down from 1.03% at September 30, 2007 and June 30, 2007. This small decrease in the allowance is reasonable considering the significant reduction in risk accomplished through the $5.3 million of charge-offs in the second quarter of fiscal 2008. Of the total nonperforming loans at December 31, 2007, 98% were secured by real estate. Real estate loans are generally well secured when they are originated and result in lower levels of losses than loans secured by automobiles, other personal property or unsecured loans. If these loans do default, the actual losses are often only a portion of the total loan amount. Delinquent loans were $77.2 million and $53.4 million at December 31, 2007 and June 30, 2007, respectively.

Fixed Assets. Fixed assets increased $6 million to $52 million at December 31, 2007, compared with $46 million at June 30, 2007. The increase in fixed assets is primarily due to the acquisition of HBLS Bank in Hicksville, Ohio and the construction of two new retail offices that were previously located in grocery stores.

Deposits. Deposits increased $59 million or 2.6% during the first six months of fiscal 2008 and totaled $2.300 billion at December 31, 2007, compared to $2.241 billion at June 30, 2007. This increase included $40 million in deposits acquired as part of HBLS Bank in October 2007. The remaining $19 million increase in deposits was composed of increases of $9 million in retail deposits and $10 million in wholesale public fund deposits. At December 31, 2007, the Company had $25 million in brokered deposits, the same as at June 30, 2007. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings and Debt. During the first six months of fiscal year 2008, long-term debt showed an increase of $39 million as a result of a net increase of $98 million in long-term borrowings from the Federal Home Loan Bank and an increase of $9 million in long-term debt from the acquisition of HBLS Bank, partially offset by a $68 million reclassification of borrowings from long-term to short-term. During the first half of fiscal 2008, the Company borrowed $100 million in long-term fixed-rate advances from the Federal Home Loan Bank with original maturities ranging from 84 to 120 months at rates ranging from 3.08% to 4.55% with a weighted average rate of 3.67%. During the first six months of fiscal year 2008, short-term borrowings showed a net increase of $27 million consisting of a $68 million reclassification of borrowings from long-term to short-term, partially offset by a decrease of $34 million in short term borrowings and a maturity of $7 million in securities sold under agreements to repurchase. At December 31, 2007, $131 million of the $222 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The increases in short-term borrowings and long-term debt were needed to help fund loan growth in the first half of fiscal 2008.

Capital Resources. Total shareholders’ equity decreased $14 million, or 4.3% during the six months ended December 31, 2007, and totaled $312 million. The primary components of the decrease in shareholders’ equity were dividends declared on the Company’s common stock totaling $5.3 million and repurchases of the Company’s common stock totaling $14.1 million, partially offset by net income of $3.1 million. During the first six months of the fiscal year, the Company repurchased 880,086 shares of common stock at an average price of $16.04 per share. During March 2007, the Company’s board of directors authorized the purchase of up to 800,000 shares of issued and outstanding common stock over the following 12 month period. In August 2007, the Company’s board of directors authorized the purchase of up to an additional 500,000 shares of issued and outstanding common stock under the original March 2007 authorization. Under those authorizations, 165,069 shares remain of Company common stock available for repurchase through March 20, 2008. The Company does not currently anticipate making any additional treasury stock purchases between January and March, 2008 due to the large volume of purchases already completed this fiscal year. The stock repurchase program is a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. Tangible equity also decreased to $205 million at December 31, 2007 compared with $218 million at June 30, 2007.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at December 31, 2007 follows:

	Actual ratio at December 31, 2007	Actual ratio at June 30, 2007	Well-capitalized ratio
Total capital to risk-weighted assets	11.02%	10.42%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	10.01%	9.34%	6.00%
Tier 1 (core) capital to adjusted total assets	7.40%	7.30%	5.00%

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

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the portfolio at each balance sheet date. Management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including industry concentrations, delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At December 31, 2007, the Company had $13.0 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $7.7 million.

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

At December 31, 2007, the Company had $120 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $77 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $133 million of cash and unpledged securities, Federal Home Loan Bank availability of $101 million and $35 million of availability in unsecured commercial bank lines of credit at June 30, 2007. Potential cash available as measured by liquid assets and borrowing capacity has decreased $37 million through December 31, 2007 primarily due to reductions in the total borrowing capacity at the FHLB caused by changes in the mix and asset quality characteristics in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell additional loans currently held in the loan portfolio. Additionally, the Company has the ability to borrow approximately $10 million from the Federal Reserve Bank system. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. The Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At December 31, 2007, the holding company had cash and unpledged securities of $15 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $24 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $24 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance sheet arrangements

See Note 8, Commitments, Contingencies and Guarantees, of the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

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

Basis point change in rates	NPV ratio December 31, 2007	NPV ratio June 30, 2007
Up 200	7.95%	8.39%
Up 100	8.74%	9.76%
No change	9.26%	10.92%
Down 100	9.33%	11.85%
Down 200	9.33%	12.60%

The NPV projections indicate that the Company has experienced a decrease in its exposure to rising interest rates and in its potential benefit from falling interest rates during the six months ended December 31, 2007. The NPV ratio for no change in rates has decreased 166 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of December 31, 2007. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Company Purchases of Common Stock for the Quarter Ended December 31, 2007

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under a Publicly Announced Plan
October 1, 2007 - October 31, 2007	171,335	$16.01	171,335	357,594
November 1, 2007 - November 30, 2007	192,525	$15.05	192,525	165,069
December 1, 2007 - December 31, 2007	—	$—	—	165,069

Total	363,860	$15.50	363,860

On March 20, 2007, the Company’s board of directors publicly announced that it had approved a new buy-back program authorizing the repurchase of up to 800,000 shares of the Company’s common stock. On August 21, 2007, the Company’s board of directors publicly announced that it had approved a buy-back program authorizing the repurchase of up to an additional 500,000 shares of the Company’s common stock. All of the purchases summarized above were made pursuant to the March 2007 and August 2007 authorizations and there are 165,069 shares remaining that may be repurchased under these authorizations. The authorizations are in force through March 20, 2008.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on October 25, 2007. The voting results on each issue submitted to the shareholders at that meeting are indicated below.

Election of Directors for a three year term:

	For	Percent	Withheld	Percent
A. Gary Bitonte, M.D.	14,028,905	98.1%	277,436	1.9%
Earl T. Kissell	13,970,402	97.7%	335,939	2.3%
E. Jeffrey Rossi	14,022,697	98.0%	283,644	2.0%
William A. Russell	14,039,801	98.1%	266,540	1.9%
Robert L. Wagmiller	13,893,502	97.1%	412,839	2.9%

The following Directors terms continued after the Annual Meeting: Donald Cagigas, Marie Izzo Cartwright, Robert P. Grace, Thomas M. Humphries, Steven R. Lewis, Jeffrey B. Ohlemacher, Samuel A. Roth and Ronald P. Volpe, Ph.D.

Ratification of the appointment of Crowe Chizek and Company LLC, as independent auditors of the Company for the fiscal year ending June 30, 2008.

For	Against	Abstain
14,130,589	88,149	87,603

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
3.2	Bylaws of First Place Financial Corp.	(i)
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 21, 2007 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	February 7, 2008	/s/ Steven R. Lewis	/s/ David W. Gifford
		Steven R. Lewis	David W. Gifford
		President and Chief Executive Officer	Interim Chief Financial Officer Principal Accounting Officer