Form 10-Q
period 2008-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2008-05-12
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,417,529 shares of common stock outstanding as of April 30, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	March 31, 2008	June 30, 2007
	(Unaudited)
ASSETS
Cash and due from banks	$52,351	$77,226
Interest-bearing deposits in other banks	5,049	9,989
Securities available for sale	275,519	285,242
Loans held for sale	85,372	96,163
Loans	2,615,659	2,507,692
Less allowance for loan losses	28,874	25,851

Loans, net	2,586,785	2,481,841
Federal Home Loan Bank stock	34,523	33,209
Premises and equipment, net	50,902	45,639
Goodwill	91,978	91,692
Core deposit and other intangibles	13,998	16,678
Other assets	92,507	88,534

Total assets	$3,288,984	$3,226,213

LIABILITIES
Deposits
Noninterest-bearing checking	$227,994	$242,068
Interest-bearing checking	155,941	154,941
Savings	453,609	390,462
Money markets	362,711	404,248
Certificates of deposit	1,128,340	1,048,977

Total deposits	2,328,595	2,240,696
Short-term borrowings	150,214	195,249
Long-term debt	464,371	397,914
Other liabilities	32,106	66,167

Total liabilities	2,975,286	2,900,026

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	215,433	215,358
Retained earnings	131,650	131,893
Unearned employee stock ownership plan shares	(3,636)	(3,858)
Treasury stock, at cost: 1,697,144 shares at March 31, 2008 and 878,608 shares at June 30, 2007	(28,116)	(15,040)
Accumulated other comprehensive loss, net	(1,814)	(2,347)

Total shareholders’ equity	313,698	326,187

Total liabilities and shareholders’ equity	$3,288,984	$3,226,213

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$43,635	$42,447	$132,903	$126,959
Securities and interest-bearing deposits
Taxable	2,562	2,603	8,064	8,018
Tax-exempt	542	444	1,521	1,346
Dividends	682	912	2,324	2,402

TOTAL INTEREST INCOME	47,421	46,406	144,812	138,725

INTEREST EXPENSE
Deposits	18,896	17,289	58,445	51,052
Short-term borrowings	1,261	2,863	5,425	10,127
Long-term debt	5,429	4,737	16,177	12,395

TOTAL INTEREST EXPENSE	25,586	24,889	80,047	73,574

NET INTEREST INCOME	21,835	21,517	64,765	65,151
Provision for loan losses	4,680	1,425	11,836	4,215

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	17,155	20,092	52,929	60,936

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,145	1,433	6,206	4,449
Net gains on sale of securities	8	—	737	84
Impairment of securities	—	—	(5,900)	—
Net gains from mortgage banking activity	3,938	1,774	6,859	5,503
Gain on sale of loan servicing rights	490	—	1,961	—
Loan servicing income (loss)	(411)	482	(267)	953
Other income - bank	1,624	1,638	4,969	5,380
Insurance commission income	1,072	925	2,730	2,590
Other income - nonbank subsidiaries	1,070	1,535	3,546	4,244

TOTAL NONINTEREST INCOME	9,936	7,787	20,841	23,203

NONINTEREST EXPENSE
Salaries and employee benefits	10,083	9,554	30,719	27,326
Occupancy and equipment	3,459	2,846	9,627	8,588
Professional fees	649	713	2,154	2,158
Loan expenses	592	295	1,476	1,632
Marketing	453	453	2,126	1,749
Merger, integration and restructuring	—	—	790	—
State and local taxes	191	298	722	788
Amortization of intangible assets	1,104	1,058	3,327	3,203
Real estate owned expense	550	246	2,690	540
Other	2,891	2,933	9,225	8,770

TOTAL NONINTEREST EXPENSE	19,972	18,396	62,856	54,754

INCOME BEFORE INCOME TAX EXPENSE	7,119	9,483	10,914	29,385
Income tax expense	2,350	3,016	3,038	9,386

NET INCOME	$4,769	$6,467	$7,876	$19,999

Basic earnings per share	$0.30	$0.38	$0.49	$1.18
Diluted earnings per share	$0.30	$0.38	$0.48	$1.16

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2006	$181	$214,243	$116,757	$(4,452)	$(10,096)	$(5,059)	$311,574
Comprehensive income
Net income			19,999				19,999
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						4,187	4,187
Loss on termination of interest rate swaps reclassified into income, net of tax						466	466

Total comprehensive income							24,652
Cash dividends declared and paid ($0.45 per share)			(7,780)				(7,780)
Commitment to release employee stock ownership plan shares (44,514 shares)		577		445			1,022
Commitment to release recognition and retention plan shares (2,494 shares)		48					48
Purchase of 55,046 shares of common stock					(1,172)		(1,172)
Stock options exercised (107,740 shares)		(231)			1,558		1,327
Stock option expense		168					168
Tax benefit related to exercise of stock options		308					308

Balance at March 31, 2007	$181	$215,113	$128,976	$(4,007)	$(9,710)	$(406)	$330,147

Balance at July 1, 2007	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income			7,876				7,876
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						76	76
Loss on termination of interest rate swaps reclassified into income, net of tax						457	457

Total comprehensive income							8,409
Cash dividends declared and paid ($0.495 per share)			(8,119)				(8,119)
Commitment to release employee stock ownership plan shares (22,259 shares)		59		222			281
Commitment to release recognition and retention plan shares (2,164 shares)		47					47
Purchase of 880,086 shares of common stock					(14,116)		(14,116)
Stock options exercised (61,550 shares)		(290)			1,040		750
Stock option expense		169					169
Tax benefit related to exercise of stock options		90					90

Balance at March 31, 2008	$181	$215,433	$131,650	$(3,636)	$(28,116)	$(1,814)	$313,698

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine months ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash from operating activities	$(56,200)	$91,009
Cash flows from investing activities:
Securities available for sale
Proceeds from sales	24,626	19,533
Proceeds from maturities, calls and principal paydowns	54,552	30,871
Purchases	(73,514)	(9,894)
Net change in interest-bearing deposits in other banks	18,336	3,332
Net change in loans	(83,585)	(96,381)
Proceeds from sale of loans	45,608	2,263
Proceeds from sales of loan servicing rights	11,877	—
Proceeds from sales of real estate owned	3,779	2,130
Premises and equipment expenditures, net	(5,703)	(8,662)
Cash paid for Hicksville Building, Loan and Savings
Bank, net of cash received	(3,885)	—
Investment in nonbank affiliates	(276)	(287)

Net cash from investing activities	(8,185)	(57,095)

Cash flows from financing activities:
Net change in deposits	48,553	44,269
Net change in short-term borrowings	(115,330)	(167,926)
Proceeds from long-term debt	130,000	125,032
Repayment of long-term debt	(2,318)	(43,701)
Cash dividends paid	(8,119)	(7,780)
Proceeds from stock options exercised	750	1,327
Tax benefit from stock options exercised	90	308
Purchases of common stock	(14,116)	(1,172)

Net cash from financing activities	39,510	(49,643)

Net change in cash and cash equivalents	(24,875)	(15,729)
Cash and cash equivalents at beginning of period	77,226	72,906

Cash and cash equivalents at end of period	$52,351	$57,177

Supplemental cash flow information:
Cash payments of interest expense	$77,724	$70,986
Cash payments of income taxes	$8,977	$5,370
Supplemental non-cash disclosures:
Loans securitized	$5,761	$26,226
Transfer of loans to real estate owned	$10,210	$4,449
Transfer of loans from portfolio to held-for-sale	$59,215	$19,948
Transfer of loans from held-for-sale to portfolio	$—	$3,729
Transfer from long-term to short-term borrowings	$70,299	$7,500
Allocation of loan basis to mortgage servicing asset	$5,932	$7,018

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission. The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s (the Company) Annual Report on Form 10-K for the year ended June 30, 2007. The interim unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

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

In March, 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets. This statement allows the entity to choose the amortization method or the fair value method to account for each separately recognized servicing asset or liability. This statement is effective for fiscal years beginning after September 15, 2006 and applied to the Company effective July 1, 2007. The Company has adopted this pronouncement and elected to account for all servicing assets and liabilities according to the amortization method. The Company had previously used the amortization method to account for mortgage servicing rights and therefore, the election to continue using this method had no material impact on the Company’s consolidated financial statements.

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

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. This FASB Staff Position also covers interim periods within the fiscal years for items within the scope of this FSP. The Company did not elect early adoption and the pronouncement will apply to the Company effective July 1, 2009. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company did not elect early adoption and the pronouncement will apply to the Company effective July 1, 2008. At the present time, the Company has not determined to what assets and liabilities it would apply the provisions of the statement and what impact it would have on the Company’s consolidated financial statements.

Effective July 1, 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s Consolidated Financial Statements in accordance with FASB Statement 109. Upon adoption of FIN No. 48, no material reserves for uncertain tax positions were recorded. The adoption of this pronouncement had no material effect on the Company’s Consolidated Financial Statements. The Company’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2008, the Company did not record an accrual for either interest or penalties related to unrecognized tax benefits. The Company files U.S. federal and various state income tax returns. Tax years 2005-2007 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2004-2007.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, which expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments, provided the views of the SEC regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC that SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008. In conjunction with the adoption of SFAS No. 157 and SFAS No. 159, this pronouncement generally will result in higher fair values being recorded upon initial recognition of derivative loan commitments thereby having a favorable impact on the Company’s consolidated financial statements. The adoption of SAB No. 109 resulted in a $1.0 million increase in gains from mortgage banking activity for the quarter ended March 31, 2008.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009. Since this pronouncement will be applied prospectively only to future transactions, there will be no impact on the Company’s consolidated financial statements upon adoption.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS 133 and is intended to enhance the current disclosure framework in SFAS 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

3. Loans

(Dollars in thousands)

	March 31, 2008	June 30, 2007
1-4 family residential real estate loans:
Permanent financing	$928,278	$984,135
Construction	89,805	95,653

Total	1,018,083	1,079,788
Commercial loans:
Multifamily real estate	107,537	134,308
Commercial real estate	806,246	565,342
Commercial construction	105,814	96,768
Commercial non real estate	193,350	250,475

Total	1,212,947	1,046,893
Consumer loans	384,629	381,011

Total loans	$2,615,659	$2,507,692

Activity in the allowance for loan losses was as follows:

	Nine months ended March 31,
	2008	2007
Beginning of period	$25,851	$22,319
Provision for loan losses	11,836	4,215
Acquired in merger	254	—
Loans charged-off	(9,373)	(2,991)
Recoveries	306	301

End of period	$28,874	$23,844

Impaired loans were as follows:

	March 31, 2008	June 30, 2007
Loans with allocated allowance for loan losses	$9,300	$9,505
Loans with no allocated allowance for loan losses	—	—

Total	$9,300	$9,505

Amount of the allowance for loan losses allocated	$3,477	$3,255

Nonperforming loans were as follows:

	March 31, 2008	June 30, 2007
Nonaccrual loans	$57,480	$33,405
Troubled debt restructuring	—	557

Total nonperforming loans	$57,480	$33,962

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Nine months ended March 31,
	2008	2007
Servicing rights:
Beginning of period	$20,785	$16,167
Additions	5,932	7,018
Acquired in merger	206	—
Sale of servicing rights	(9,912)	—
(Increase) decrease in valuation allowance	(450)	41
Amortized to expense	(3,159)	(3,134)

End of period	$13,402	$20,092

The fair value of mortgage servicing assets was $15,324 at March 31, 2008 and $25,247 at June 30, 2007. Noninterest-bearing deposits included $12,336 and $19,042 of custodial account deposits related to loans serviced for others as of March 31, 2008 and June 30, 2007, respectively. Loans serviced for others, which are not reported as assets, were $1,357,944 and $2,095,607 at March 31, 2008 and June 30, 2007, respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	March 31, 2008	June 30, 2007
Short-term borrowings:
Federal Home Loan Bank advances	$115,700	$156,525
Securities sold under agreement to repurchase	34,514	38,724

Total	$150,214	$195,249

Long-term debt:
Federal Home Loan Bank advances	$353,434	$279,057
Securities sold under agreement to repurchase	49,080	57,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,857	61,857

Total	$464,371	$397,914

6. Employee Benefit Plans

(Dollars in thousands)

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purpose of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments beginning on December 31, 1999. The original maturity date was December 31, 2013, but the Company amended the agreement effective January 1, 2007 to provide that the final payments of principal and interest will be due and payable at maturity on December 31, 2016. Interest is payable during the remaining term of the loan at a fixed rate of 5.75% compared to 7.75% under the previous agreement. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. These contributions to the ESOP plan will be $707 for years 2008 through 2016 and were $1,003 in the years prior to the amendment. The balance of the ESOP loan prior to the amendment was $5,269 at December 31, 2007. After the amendment and the annual principal payment, the balance of the ESOP loan was $4,864. Dividends on allocated shares increase participant accounts and dividends on unallocated shares are used for debt service.

7. Stock Compensation Plans

(Dollars in thousands, except per share data)

Stock Compensation Plans

On July 2, 1999, the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provides the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized include incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as Stock Grants. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan, 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). Its structure and provisions are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards.

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Nine months ended March 31, 2008			Nine months ended March 31, 2007
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	750,787	$14.71		764,084	$13.47
Granted	28,534	13.34		101,014	21.85
Exercised	(61,550)	12.18		(107,740)	12.32
Forfeited	(19,400)	20.47		(373)	16.74

Stock options outstanding, end of period	698,371	$14.72	$388	756,985	$14.76	$4,878

Stock option exercisable, end of period	549,401	$13.40	$385	591,343	$13.07	$4,751

	Nine months ended March 31, 2008	Nine months ended March 31, 2007
Weighted average fair value of stock options granted	$2.15	$5.44

The weighted average fair value of stock options granted during the nine months ended March 31, 2008 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Expected average risk-free interest rate	2.58% - 2.8	8%
Expected average life (in years)	6.00 years
Expected volatility	27.23% - 28.8	8%
Expected dividend yield	4.97% - 5.3	6%

The weighted average fair value of stock options granted during the nine months ended March 31, 2007 was determined at the date of grant using the Black-Scholes stock option-pricing model and the following assumptions:

Expected average risk-free interest rate	4.46% - 4.8	8%
Expected average life (in years)	6.00 years
Expected volatility	24.03% - 24.7	1%
Expected dividend yield	2.56% -2.9	5%

Stock Grants

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

The following is the unvested common stock grant activity for the periods indicated:

	Nine months ended March 31, 2008		Nine months ended March 31, 2007
	Shares	Weighted Average Value	Shares	Weighted Average Value
Issued and unvested, beginning of period	12,907	$21.54	1,855	$19.42
Forfeited	(1,093)	21.86	—	—
Granted	—	—	11,232	21.86
Vested	(332)	19.44	(135)	19.58

Issued and unvested, end of period	11,482	$21.57	12,952	$21.53

The aggregate intrinsic value of unvested stock grants at March 31, 2008 and 2007 was $149 and $273, respectively.

8. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of March 31, 2008 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$312,269	$(39)
Standby letters of credit	2,722	—

OTHER OBLIGATIONS
Commitments to make loans (at market rates)	$228,263	904
Construction loan funds not yet disbursed	130,109	—
Commitments to sell loans	590	—
Unused lines of credit and commercial letters of credit	294,544	—
Mortgage-backed securities sales commitments	84,000	409

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

9. Earnings per Share

(Dollars in thousands, except per share data)

The computation of basic and diluted earnings per share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Basic earnings per share computation:
Net income	$4,769	$6,467	$7,876	$19,999

Gross weighted average shares outstanding	16,416,952	17,497,482	16,631,406	17,468,541
Less: Average unearned ESOP shares	(370,367)	(410,380)	(372,405)	(425,347)
Less: Average unearned RRP shares	(77,874)	(80,686)	(78,585)	(81,552)

Net weighted average shares outstanding	15,968,711	17,006,416	16,180,416	16,961,642

Basic earnings per share	$0.30	$0.38	$0.49	$1.18

Diluted earnings per share computation:
Net income	$4,769	$6,467	$7,876	$19,999

Weighted average shares outstanding for basic earnings per share	15,968,711	17,006,416	16,180,416	16,961,642
Add: Dilutive effects of assumed exercises of stock options	29,874	207,460	79,061	232,429
Add: Dilutive effects of unearned Recognition and Retention Plan shares	—	241	—	485

Weighted average shares and potentially dilutive shares	15,998,585	17,214,117	16,259,477	17,194,556

Diluted earnings per share	$0.30	$0.38	$0.48	$1.16

Stock options to purchase 241,375 and 1,000 shares of the Company’s common stock during the three months ended March 31, 2008 and 2007, respectively, and 222,841 and 1,000 shares during the nine months ended March 31, 2008 and 2007, respectively, were not included in the computation of earnings per share. The exercise prices of these stock options were greater than the average market price of the Company’s common shares and, therefore, the effect would be antidilutive to earnings per share.

10. Impairment of securities

(Dollars in thousands)

During the quarter ended December 31, 2007, the Company determined that two mutual fund securities and certain Fannie Mae and Freddie Mac preferred stock experienced impairment that was other-than-temporary. Analysis of activity for the nine months ended March 31, 2008 follows.

	Amortized cost	Unrealized gain	Unrealized loss	Fair market value
June 30, 2007	$50,680	$2,954	$(1,730)	$51,904
Change in market value	—	(2,954)	(4,170)	(7,124)
Recognition of impairment	(5,900)	—	5,900	—

March 31, 2008	$44,780	$—	$—	$44,780

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

12. Subsequent events

(Dollars in thousands, except per share amounts)

On April 2, 2008, the Company announced it had reached a definitive agreement to acquire OC Financial, Inc. (OC Financial) a Dublin, Ohio financial holding company that owns Ohio Central Savings. Ohio Central Savings operates full service banking branches in Dublin, Ohio and Cleveland Heights, Ohio. This all-stock transaction is valued at approximately $7,200, based on the average closing price of the Company’s common stock for the 10 business days ended April 1, 2008 of $13.37 which would result in a value of $12.86 for each OC Financial share. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, OC Financial shareholders will be entitled to receive 0.9615 shares of First Place common stock for each share of OC Financial common stock. The value of the transaction and the value of each share of First Place common stock may be higher or lower at the time of closing depending on the share price of First Place common stock. Based on information available at the time, OC Financial had approximately $64,000 in assets, which included $43,000 in loans and $17,000 in held-to-maturity securities and liabilities of $58,000, which included $46,000 in deposits and $10,000 in long-term debt. The transaction is expected to close during the Company’s fourth fiscal quarter ending June 30, 2008.

On May 6, 2008, the Company received notification that the Board of Trustees of the Asset Management Fund (AMF), a mutual fund complex managed by Shay Financial Services, Inc., has activated the Redemption-In-Kind provisions of the AMF Ultra Short Mortgage Fund. The Redemption-In-Kind provisions were activated to protect shareholders against the possibility of forced liquidation at distressed price levels. AMF has also temporarily discontinued acceptance of new purchases of this fund. At March 31, 2008, the Company held 1,740,577 shares in its investment portfolio with a net book value of $16,762. Currently, the Company has an unrealized loss position of $592 in this fund. As of the date of this report, the Company has not determined the impact of these actions on the Company’s consolidated financial statements for future periods.

On May 7, 2008, the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco) a Cambridge, Ohio financial holding company that owns Advantage Bank. Advantage Bank and its affiliate, Camco Title Agency, offers relationship banking that includes commercial, small business and consumer financial services, internet banking and title insurance services from 23 offices in Ohio, Kentucky and West Virginia. This transaction is a combination cash and stock merger transaction valued at approximately $97,200. Under the terms of the definitive agreement, which has been unanimously approved by the Boards of Directors of both companies, Camco shareholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock subject to election and allocation procedures which are intended to ensure that 26.5 percent of Camco shares will be exchanged for cash and 73.5 percent of Camco shares will be exchanged for First Place common stock. The value of the transaction and the value of each share of First Place common stock may be higher or lower at the time of closing depending on the share price of First Place common stock. Based on information available at the time, Camco had approximately $1,032,000 in assets, which included $795,000 in net loans and $95,000 in investment securities and liabilities of $946,000, which included $731,000 in deposits and $195,000 in borrowings. The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2008. Additional information concerning this transaction is incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or future press releases or other public or shareholder communications, in filings by First Place Financial Corp. (the Company) with the Securities and Exchange Commission or in oral statements made with the approval of an authorized executive officer, words or phrases such as “will likely result”, “expect”, “will continue”, “anticipate”, “estimate”, “project”, “believe”, “should”, “may”, “will”, “plan”, variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the date the forward-looking statements are made, except as required under applicable laws.

Business Overview

Background. The Company is a unitary thrift holding company formed as a result of the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank of Ravenna, Ohio. In December 2000, the Company completed a merger with FFY Financial Corp. of Youngstown, Ohio. In May 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan. In June 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio.

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

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $49 million in assets, which included $33 million in loans and assumed $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On April 2, 2008 First Place announced that it has signed a definitive agreement to acquire OC Financial Inc., a Dublin, Ohio financial holding company that owns Ohio Central Savings, a federally chartered savings association. Ohio Central Savings has approximately $64 million in assets and operates full service banking branches in Dublin, and Cleveland Heights, Ohio. The transaction is expected to be marginally accretive to capital and contribute positively to First Place’s earnings per share, excluding one-time merger-related costs, in its subsequent fiscal year ending June 30, 2009. The transaction is expected to close late in the second calendar quarter of 2008 pending regulatory approval, the approval of OC Financial’s shareholders and satisfaction of other customary closing conditions.

First Place Bank is a community oriented financial institution engaged primarily in the gathering of deposits to originate residential, commercial and consumer loans. It currently operates in Ohio, Michigan, Indiana, Pennsylvania and North Carolina with a concentration of banking offices in Northeast Ohio and Southeast Michigan. First Place Bank also operates loan production offices in various cities in Ohio, Michigan, Indiana and North Carolina. In addition, the Company, through its subsidiaries, owns affiliates that operate in the following industries: real estate brokerage, title insurance, investment brokerage and general insurance. As of March 31, 2008, the Company had $3.3 billion in assets and was the second largest publicly traded thrift institution in Ohio.

Strategic Plan. The Company seeks to grow assets and fees in order to grow net income. Currently, the Company seeks to grow by increasing market share in current markets and expanding into new markets in the Midwest by opening new banking offices, new loan production offices and acquiring other financial institutions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, whether they can be efficiently integrated into current operations and whether they are accretive to earnings, initially and over time.

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

Results of Operations

Comparison of the Three and Nine months Ended March 31, 2008 and 2007

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	As of or for the three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total assets	$3,288,984	$3,095,397	$193,587	6.3%
Net income	$4,769	$6,467	$(1,698)	(26.3)%
Diluted earnings per share	$0.30	$0.38	$(0.08)	(21.1)%
Return on average equity	6.11%	8.02%		(1.91)%
Return on average assets	0.59%	0.85%		(0.26)%
Net interest margin	2.98%	3.15%		(0.17)%
Efficiency ratio	62.06%	62.02%		0.04%
Noninterest expense as a percent of average assets	2.45%	2.43%		0.02%
Non-performing assets to total assets	2.15%	1.06%		1.09%
Equity to total assets	9.54%	10.67%		(1.13)%
Tangible equity to tangible assets	6.53%	7.60%		(1.07)%

Summary. The Company recorded net income of $4.8 million for the quarter ended March 31, 2008, compared with $6.5 million for the quarter ended March 31, 2007, a decrease of $1.7 million or 26.3%. Diluted earnings per share was $0.30 for the current quarter compared with $0.38 for the same quarter in the prior year, a decrease of $0.08. Return on average equity for the current quarter was 6.11% compared with 8.02% for the same quarter in the prior year. Return on average tangible equity for the current quarter was 9.25% compared with 11.71% for the same quarter in the prior year. The primary reason for the decline in earnings and returns for the current quarter compared with the same quarter in the prior year was the increase in the provision for loan losses. Non-performing assets as a percent of total assets increased to 2.15% at March 31, 2008 compared to 1.06% a year earlier. Total assets increased $194 million to $3.289 billion at March 31, 2008 from $3.095 billion at March 31, 2007. The increase in total assets was primarily due to an increase in the commercial loan portfolio plus the addition of $48.8 million in assets from the acquisition of HBLS Bank.

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	As of or for the Nine months ended March 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total assets	$3,288,984	$3,095,397	$193,587	6.3%
Net income	$7,876	$19,999	$(12,123)	(60.6)%
Diluted earnings per share	$0.48	$1.16	$(0.68)	(58.6)%
Return on average equity	3.29%	8.29%		(5.00)%
Return on average assets	0.32%	0.87%		(0.55)%
Net interest margin	2.94%	3.12%		(0.18)%
Efficiency ratio	72.45%	61.22%		11.23%
Noninterest expense as a percent of average assets	2.59%	2.38%		0.21%
Non-performing assets to total assets	2.15%	1.06%		1.09%
Equity to total assets	9.54%	10.67%		(1.13)%
Tangible equity to tangible assets	6.53%	7.60%		(1.07)%

Summary. For the nine months ended March 31, 2008, the Company reported net income of $7.9 million compared with $20.0 million for the same period in the prior year, or a decrease of 60.6%. Diluted earnings per share were $0.48 for the first nine months of fiscal 2008 compared with $1.16 for the same period in the prior year, or a decrease of 58.6%. Return on average assets and return on average equity for the nine months ended March 31, 2008 were 0.32% and 3.29% respectively, down from 0.87% and 8.29% for the nine months ended March 31, 2007. Return on average tangible equity for the first nine months of fiscal 2008 was 4.96% compared with 12.24% for the same period in the prior year. The significant decline in earnings was primarily due to increases of $7.6 million in the provision for loan losses, $8.1 million in noninterest expense and a $5.9 million pre-tax charge for impairment of securities, partially offset by a $2.0 million increase in gain on sale of loan servicing rights and a $6.3 million reduction in income tax expense. Total assets increased $194 million to $3.289 billion at March 31, 2008 from $3.095 billion at March 31, 2007. The increase in total assets was primarily due to an increase in the commercial loan portfolio plus the addition of $48.8 million in assets form the acquisition of HBLS Bank. Non-performing assets as a percent of total assets increased to 2.15% at March 31, 2008 compared to 1.06% a year earlier.

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

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Reconciliation of GAAP Net income to Core earnings
GAAP Net income	$4,769	$6,467	$7,876	$19,999
Merger, integration and restructuring expense, net of tax	—	—	514	—
Other-than-temporary impairment of securities, net of tax	—	—	3,835	—

Core earnings	$4,769	$6,467	$12,225	$19,999

Core earnings were the same as GAAP earnings for the quarters ended March 31, 2008 and 2007. Diluted Core earnings per share were the same as GAAP diluted earnings per share for the quarters ended March 31, 2008 and 2007. Core earnings for the nine months ended March 31, 2008 were $12.2 million, a 38.9% decrease from Core earnings of $20.0 million for the same period in the prior year. Diluted Core earnings per share were $0.75 for the nine months ended March 31, 2008 compared with $1.16 for the same period in the prior year. The decline in Core earnings for the nine months ended March 31, 2008 was primarily due to increases of $7.6 million in provision for loan losses and $7.3 million in noninterest expense, partially offset by increases of $2.0 million in gains from gain on sale of loan servicing rights and a $4.0 million reduction in income tax expense.

Net Interest Income. Net interest income for the quarter ended March 31, 2008, totaled $21.8 million, an increase of $0.3 million or 1.5% from $21.5 million for the quarter ended March 31, 2007. The increase in net interest income resulted from an increase of $187.9 million or 6.7% in average interest-earning assets compared to the same quarter in the prior year, partially offset by a decline in the net interest margin to 2.98%, down from 3.15% in the prior year quarter. The decrease in net interest margin from the same period in the prior year was the result of experiencing an inverted yield curve for substantially all of fiscal 2007 and the impact of 300 basis points in Federal Reserve short-term interest rate decreases between September 2007 and March 2008 as the Company is modestly asset sensitive for periods less than six months. The Company anticipates that the net interest margin will stabilize and increase marginally during the fourth fiscal quarter of 2008 due to a higher level of liabilities maturing during the quarter.

The average yield on interest-earning assets was 6.40% for the quarter ended March 31, 2008, compared with 6.60% in the same quarter in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities, Federal Home Loan Bank stock and interest-bearing deposits in other banks. The decrease in rates on interest-earning assets for the current quarter was primarily due to the amount of prime-based loans recorded and the impact of 200 basis points in Federal Reserve short-term interest rate decreases between January 2008 and March 2008. The increase in the average balance of interest-earning assets was primarily due to an increase in commercial loans. The average rate paid on interest-bearing liabilities was 3.81% for the quarter ended March 31, 2008 compared to 4.07% for the prior year quarter, a decrease of 26 basis points. This decrease was due to decreases in the average rates paid on deposits and borrowings. The decrease in the cost of borrowings was primarily due to the impact of 200 basis points in Federal Reserve short-term interest rate decreases between January 2008 and March 2008.

Net interest income for the nine months ended March 31, 2008, totaled $64.8 million, a decrease of $0.4 million or 0.6% from $65.2 million for the quarter ended March 31, 2007. The decrease in net interest income resulted from a decline in the net interest margin to 2.94%, down from 3.12% for the first nine months of the prior year, partially offset by an increase of $157.1 million or 5.6% in average interest-earning assets compared to the same period in the prior year. The decrease in net interest margin from the same period in the prior year was the result of experiencing an inverted yield curve for substantially all of fiscal 2007 and the impact of 300 basis points in Federal Reserve short-term interest rate decreases between September 2007 and March 2008 as the Company is modestly asset sensitive for periods less than six months.

The average yield on interest-earning assets was 6.52% for the nine months ended March 31, 2008, compared with 6.57% in the same period in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities, Federal Home Loan Bank stock and interest-bearing deposits in other banks. The increase in the average balance of interest-earning assets was primarily due to an increase in commercial loans. The average rate paid on interest-bearing liabilities was 4.04% for the nine months ended March 31, 2008 compared to 4.00% for the same period in the prior year, an increase of 4 basis points. This increase was due to increases in the average rates paid on deposits and long-term debt, partially offset by a decrease in the average rate paid on short-term borrowings. The increase in the cost of deposits was primarily due to competition from other financial institutions in the Company’s market area. The increase in the cost of long-term debt was primarily due to the recognition of a $0.9 million reduction of interest expense in the first nine months of the prior year. This reduction represented the unamortized balance of a purchase accounting premium on a Federal Home Loan Bank advance that was called. The decrease in the cost of short-term borrowings was primarily due to the impact of 300 basis points in Federal Reserve short-term interest rate decreases between September 2007 and March 2008.

The following schedules detail the various components of net interest income for the three and nine months ended March 31, 2008 and 2007. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three months ended March 31, 2008			Three months ended March 31, 2007
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,700,474	$43,671	6.50%	$2,520,838	$42,485	6.71%
Securities and interest-bearing deposits	272,484	3,731	5.51%	265,108	3,763	5.68%
Federal Home Loan Bank stock	34,104	432	5.10%	33,214	515	6.36%

Total interest-earning assets	3,007,062	47,834	6.40%	2,819,160	46,763	6.60%
Noninterest-earning assets
Cash and due from banks	42,664			35,740
Allowance for loan losses	(27,169)			(23,780)
Other assets	254,273			236,831

Total assets	$3,276,830			$3,067,951

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$157,443	198	0.51%	$141,012	169	0.48%
Savings and money market accounts	821,289	5,911	2.89%	771,021	5,759	3.03%
Certificates of deposit	1,123,969	12,787	4.58%	960,157	11,361	4.80%

Total deposits	2,102,701	18,896	3.61%	1,872,190	17,289	3.75%
Borrowings
Short-term borrowings	130,759	1,261	3.88%	219,468	2,863	5.29%
Long-term debt	469,151	5,429	4.65%	385,511	4,737	4.98%

Total interest-bearing liabilities	2,702,611	25,586	3.81%	2,477,169	24,889	4.07%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	220,543			222,941
Other liabilities	39,788			40,968

Total liabilities	2,962,942			2,741,078
Shareholders’ equity	313,888			326,873

Total liabilities and shareholders equity	$3,276,830			$3,067,951

Fully tax-equivalent net interest income		22,248			21,874
Interest rate spread			2.59%			2.53%
Net interest margin			2.98%			3.15%
Average interest-earning assets to average interest-bearing liabilities			111.27%			113.81%
Tax-equivalent adjustment		413			357

Net interest income		$21,835			$21,517

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Nine months ended March 31, 2008			Nine months ended March 31, 2007
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,669,166	$133,012	6.63%	$2,519,549	$127,077	6.69%
Securities	278,357	11,396	5.45%	271,688	11,267	5.53%
Federal Home Loan Bank stock	33,706	1,561	6.17%	32,875	1,470	5.96%

Total interest-earning assets	2,981,229	145,969	6.52%	2,824,112	139,814	6.57%
Noninterest-earning assets
Cash and due from banks	47,065			52,448
Allowance for loan losses	(26,852)			(23,204)
Other assets	231,651			209,782

Total assets	$3,233,093			$3,063,138

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$151,580	591	0.52%	$138,555	505	0.49%
Savings and money market accounts	806,666	18,973	3.13%	758,076	16,512	2.92%
Certificates of deposit	1,085,056	38,881	4.77%	967,313	34,035	4.72%

Total deposits	2,043,302	58,445	3.81%	1,863,944	51,052	3.68%
Borrowings
Short-term borrowings	159,582	5,425	4.52%	261,343	10,127	5.20%
Long-term debt	437,203	16,177	4.92%	341,941	12,395	4.86%

Total interest-bearing liabilities	2,640,087	80,047	4.04%	2,467,228	73,574	4.00%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,758			228,535
Other liabilities	41,842			45,819

Total liabilities	2,914,687			2,741,582
Shareholders’ equity	318,406			321,556

Total liabilities and shareholders equity	$3,233,093			$3,063,138

Fully tax-equivalent net interest income		65,922			66,240
Interest rate spread			2.48%			2.57%
Net interest margin			2.94%			3.12%
Average interest-earning assets to average interest-bearing liabilities			112.92%			114.46%
Tax-equivalent adjustment		1,157			1,089

Net interest income		$64,765			$65,151

Provision for Loan Losses. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio at each balance sheet date. For a more detailed discussion of management’s review of the allowance for loan losses, see Nonperforming Assets and Allowance for Loan Losses on page 25 of this Form 10-Q and Allowance for Loan Losses on page 27 of this Form 10-Q. Based on this review, a provision for loan losses of $4.7 million was recorded for the quarter ended March 31, 2008 compared to $1.4 million for the quarter ended December 31, 2007. Non-performing loans were $57.5 million, or 2.20% of total loans at March 31, 2008 compared with $46.3 million, or 1.75% at December 31, 2007 and $34.0 million, or 1.35% at June 30, 2007. The increase in the provision in the current quarter compared with the prior year quarter was primarily due to the amount of provision needed to get the allowance for loan losses to a level as determined by management in their review of the estimated probable incurred credit losses in the loan portfolio at March 31, 2008. Net charge-offs were $2.2 million for the quarter ended March 31, 2008 and $1.0 million for the same quarter in the prior year. Total loans were $2.616 billion at March 31, 2008 compared with $2.648 billion at December 31, 2007 and $2.508 billion at June 30, 2007. The provision for loan losses was $11.8 million for the nine months ended March 31, 2008 compared with $4.2 million for the nine months ended December 31, 2007. Net charge-offs for the first nine months of fiscal 2008 were $9.1 million compared with $2.7 million for the same period in the prior year. The increase in the provision in the current nine month period compared with the prior year period was primarily due to the amount of provision needed to get the allowance for loan losses to a level as determined by management in their review of the estimated probable incurred credit losses in the loan portfolio at March 31, 2008.

Noninterest Income. Noninterest income totaled $9.9 million for the quarter ended March 31, 2008, an increase of $2.1 million or 27.6% from $7.8 million in the same quarter in the prior year. For the nine months ended March 31, 2008, noninterest income totaled $20.8 million, a decrease of $2.4 million or 10.2% from $23.2 million for the same period in the prior year. The increase in the current quarter was primarily due to increases of $2.2 million in net gains from mortgage banking activity and $0.7 million in service charges and fees on deposit accounts, partially offset by a decrease of $0.9 million in loan servicing income. The majority of the decrease for the first nine months of fiscal 2008 was due to recording a charge of $5.9 million for other than temporary impairment of securities compared with none for the same period in the prior year, partially offset by a gain of $2.0 million on the sale of loan servicing rights and an increase of $1.8 million in service charges and fees on deposit accounts.

Net gains from mortgage banking activity for the quarter ended March 31, 2008 increased $2.1 million or 122.0% and were $3.9 million compared with $1.8 million for the prior year quarter. The volume of loan sales in the current quarter was $329 million, up $129 million from sales of $200 million in the same quarter in the prior year. The increase in mortgage banking gains was due to a one-time adjustment of $1.0 million due to the adoption of Staff Accounting Bulletin 109 issued by the Securities and Exchange Commission and an increase of $1.1 million primarily due to an increase in the volume of loans sold. Staff Accounting Bulletin 109 amended Staff Accounting Bulletin 105 and resulted in full recognition of loan commitment derivatives when issued. This resulted in recognizing mortgage banking gains at the time of issuing the commitment rather than when the loan was sold and effectively resulted in recognizing approximately four months worth of mortgage banking revenue during the current quarter. For the current quarter, 36% of the loans sold were sold with servicing released.

Net gains from mortgage banking activity for the nine months ended March 31, 2008 increased $1.4 million or 24.6% and were $6.9 million compared with $5.5 million for the same period in the prior year. The volume of loan sales for the first nine months of fiscal 2008 was $865 million, up $148 million from sales of $717 million in the same period in the prior year. The increase in mortgage banking activity for the nine months ended March 31, 2008 was primarily due to an increase of $1.0 million due to the adoption of Staff Accounting Bulletin 109 issued by the Securities and Exchange Commission and $0.4 million primarily due to an increase in the volume of loans sold. However, the gains in the first nine months of the prior fiscal year included a $1.5 million gain on the sale of $98 million of loans held for sale that were obtained as part of the acquisition of The Northern Savings and Loan Company of Elyria, Ohio in June 2006. For the nine months ended March 31, 2008, 40% of the loans sold were sold with servicing released.

Accounting principles generally accepted in the United States of America require a company to make a determination whether an impairment is temporary or other-than-temporary. Among other determining factors, an other-than-temporary impairment occurs when the market value of a security falls significantly below amortized cost and there is a low probability of the security recovering its loss in the near term. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

For the nine months ended March 31, 2008, the $5.9 million pre-tax charge for other than temporary impairment of securities recorded in the quarter ended December 31, 2007 was composed of a $4.3 million charge related to $11.3 million of Fannie Mae and Freddie Mac preferred stock and a $1.6 million charge related to $33.5 million in mutual fund securities. Recent capital restructuring at Fannie Mae and Freddie Mac and developments in the residential mortgage business have resulted in impairment of these securities. Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae and Freddie Mac, management was unable to determine when or if this impairment will be reversed in the foreseeable future. The mutual funds were primarily invested in agency backed mortgage securities that did not have any significant exposure to subprime mortgages. Recent changes in the interest rate environment and the market for mortgage-backed securities has led management to conclude that these securities are other than temporarily impaired. The $5.9 million charge did not have any effect on total capital or the net asset value of the securities as they had already been recorded at market value as available for sale securities.

Service charges increased $0.7 million, or 49.7% to $2.1 million for the quarter ended March 31, 2008, as compared with $1.4 million for the prior year quarter. Service charges increased $1.8 million, or 39.5% to $6.2 million for the nine months ended March 31, 2008, as compared with $4.4 million for the same period in the prior year. The increases for the current quarter and first nine months of fiscal 2008 were primarily due to the impact of the Flint, Michigan branches acquired in April 2007, the banking office of HBLS Bank in Hicksville, Ohio acquired in October 2007 and the effectiveness of procedural changes, implemented during the third quarter of fiscal year 2007, in the way service charges on deposit accounts are levied.

During the first quarter of fiscal year 2008, the Company sold loan servicing rights with a book value of $10.5 million, which represented loans with principal balances totaling $1.1 billion or approximately 50% of the Company’s existing loan servicing rights portfolio at the time of sale. The purpose of the sale was to reduce the size of the servicing asset in order to reduce volatility associated with income from loan servicing rights, to reduce exposure to impairment losses and to take advantage of a favorable market for loan servicing rights. The gain on the sale for the quarter ended September 30, 2007 was $1.5 million. An additional gain of $0.4 million was recognized for the quarter ended March 31, 2008. This gain related to the first fiscal quarter sale and was due to the resolution of certain contingencies in the sale. The Company’s only other previous sale of loan servicing rights was in fiscal year 2006. Management expects to sell servicing rights in the future to continue to limit the volatility of income from loan servicing rights. However, the exact timing of future sales is not currently known and will be based on future loan origination volumes, the proportion of loans initially sold with servicing rights retained and the market for the sale of loan servicing rights.

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

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$(266)	$405	$183	$912
Change in impairment	(145)	77	(450)	41

Total loan servicing income	$(411)	$482	$(267)	$953

The decrease in total loan servicing income in the current quarter compared with the prior year quarter was due to an increase in impairment charges and a decrease in net loan servicing revenue. The decrease in loan servicing revenue was due to the sale of 50% of the Company’s existing loan servicing rights portfolio during the first quarter of fiscal 2008. The decrease in total loan servicing income in the current nine months period compared with the prior year period was due to a decrease in net loan servicing revenue and to a lesser extent from an increase in impairment charges.

Noninterest Expense. Noninterest expense increased $1.6 million or 8.6% to $20.0 million for the three months ended March 31, 2008, compared with $18.4 million for the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.45% for the quarter ended March 31, 2008 compared to 2.43% for the prior year quarter. The efficiency ratio for the three months ended March 31, 2008, was 62.06% compared with 62.02% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, occupancy and equipment and real estate owned expense. Salaries and employee benefits increased $0.5 million or 5.5% in the current quarter compared with the same quarter in the prior year. Occupancy and equipment costs increased $0.6 million or 21.5% in the current quarter compared with the same quarter in the prior year. Both the increase in salaries and employee benefits and occupancy and equipment were primarily due to increases in retail branch locations and loan production offices. Real estate owned expense increased $0.3 million in the current quarter compared with the same quarter in the prior year due to the volume of properties added to real estate owned in the recent months. At March 31, 2007, First Place had 34 branch locations. In April 2007, seven branches were acquired in the Flint Michigan area. During the second quarter of fiscal 2008, the Hicksville location was acquired and a de novo branch was opened bringing the total number of branches to 43 or a 26.5% increase from a year earlier. Excluding locations that were new since March 2007, noninterest expense decreased $1.6 million or 9.0% for the current quarter from the same quarter in the prior year.

Noninterest expense increased $8.1 million or 14.8% to $62.9 million for the nine months ended March 31, 2008, compared with $54.8 million for the same period in the prior year. Annualized noninterest expense as a percent of average assets was 2.59% for the nine months ended March 31, 2008 compared to 2.38% for the same period in the prior year. The efficiency ratio for the nine months ended March 31, 2008, was 72.45% compared with 61.22% for the same period in the prior year. The increase in noninterest expense was primarily due to increases in salaries and employee benefits, occupancy and equipment, real estate owned expense and merger expenses. Salaries and employee benefits increased $3.4 million or 12.4% in the current nine month period compared with the same period in the prior year. Occupancy and equipment costs increased $1.0 million or 12.1% in the current nine month period compared with the same period in the prior year. Both the increase in salaries and employee benefits and occupancy and equipment were primarily due to increases in retail branch locations and loan production offices. Real estate owned expense increased $2.2 million or 398.1% in the first nine months of fiscal 2008 compared with the same period in the prior year due to the volume of properties added to real estate owned over the past nine months. Merger expenses increased to $0.8 million in the current nine months from zero in the prior year period as $0.8 million of merger expenses were recorded in connection with the acquisition of HBLS Bank in October 2007. At March 31, 2007, First Place had 34 branch locations. In April 2007, seven branches were acquired in the Flint Michigan area. During the second quarter of fiscal 2008, the Hicksville location was acquired and a de novo branch was opened bringing the total number of branches to 43 or a 26.5% increase from a year earlier. Excluding locations that were new since March 2007, noninterest expense decreased $1.8 million or 3.3% for the first nine months of fiscal 2008 from the same period in the prior year.

Income Taxes. Income tax expense of $2.4 million was recorded for the three months ended March 31, 2008, compared with income tax expense of $3.0 million for the prior year quarter. The effective tax rate was 33.0% for the three months ended March 31, 2008 compared with an effective tax rate of 31.8% for the prior year quarter. Income tax expense was $3.0 million for the nine months ended March 31, 2008 compared with $9.4 million for the prior year period. The effective tax rate was 27.8% for the nine months ended March 31, 2008 compared with 31.9% for the prior year period. The changes in the effective tax rate were due to varying levels of pretax income or, as in the case of the previous fiscal quarter, pretax losses related to relatively constant levels of permanent tax adjustments.

Financial Condition

General. Assets totaled $3.289 billion at March 31, 2008, an increase of $63 million or 1.9% from June 30, 2007. The acquisition of HBLS Bank on October 31, 2007 accounted for $49 million of the increase in total assets. The increase in total assets was due to a net increase in the loan portfolio of $108 million, partially offset by decreases of $25 million in cash and due from banks, $10 million in securities available for sale and $11 million in loans held for sale. Capital ratios decreased as the ratio of equity to total assets decreased at March 31, 2008 to 9.54% compared with 10.11% at June 30, 2007. Tangible equity also decreased to $208 million at March 31, 2008 compared with $218 million at June 30, 2007.

Securities. Securities available for sale totaled $275 million at March 31, 2008, compared to $285 million at June 30, 2007, a decrease of $10 million or 3.4%. During the first nine months of fiscal 2008, the Company received proceeds from sales of securities of $25 million, proceeds from maturities and calls of $41 million, principal paydowns of $13 million and recorded a $6 million charge for other than temporary impairment of securities, partially offset by purchases of $74 million. The decrease resulted from securities that matured or were sold during the first nine months of fiscal 2008 and were not replaced, as well as the other than temporary impairment charge.

Loans Held for Sale. Loans held for sale totaled $85 million at March 31, 2008, compared to $96 million at June 30, 2007, a decrease of $11 million or 11.2%. The decrease was due to a shortened time span between the time an interest rate is locked for a loan closing and the subsequent sale of the loan.

Loans. The loan portfolio totaled $2.616 billion at March 31, 2008, an increase of $108 million, or 4.3% from June 30, 2007. The increase in the loan portfolio was due to an increase of $166 million, or 21.1% annualized, in commercial loans and an increase of $4 million, or 1.3% annualized in consumer loans, partially offset by a decrease of $62 million in mortgage and construction loans. At March 31, 2008, commercial loans accounted for 46.4% of the loan portfolio, which is up from 41.7% at June 30, 2007.

	As of March 31, 2008		As of June 30, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$1,018,083	38.9%	$1,079,788	43.0%
Commercial	1,212,947	46.4%	1,046,893	41.7%
Consumer	384,629	14.7%	381,011	15.3%

Total loans	$2,615,659	100.0%	$2,507,692	100.0%

Non-performing Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	3/31/2008	12/31/2007	9/30/2007	6/30/2007	3/31/2007
Non-performing assets	$70,692	$55,914	$46,848	$40,678	$32,732
Non-performing assets as a % of total assets	2.15%	1.69%	1.46%	1.26%	1.06%
Non-performing loans	$57,480	$46,322	$36,832	$33,962	$27,630
Non-performing loans as a % of total loans	2.20%	1.75%	1.45%	1.35%	1.14%
Delinquent loans	$87,715	$77,234	$61,803	$53,389	$45,351
Delinquent loans as a % of total loans	3.35%	2.92%	2.43%	2.13%	1.87%
Allowance for loan losses	$28,874	$26,360	$26,165	$25,851	$23,844
Allowance for loan losses as a % of loans	1.10%	1.00%	1.03%	1.03%	0.98%
Allowance for loan losses as a % of non-performing loans	50.23%	56.91%	71.04%	76.12%	86.30%

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values, changes in the composition of the loan portfolio, and trends in past due and non-performing loans. The allowance for loan losses is a significant estimate that is particularly susceptible to changes in the near term and is established through a provision for loan losses based on management’s evaluation of the risk in the Company’s loan portfolio and the general economy. This evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for loan losses includes specific allowances for loans that were impaired. It also includes loss rates on criticized loans, loss rates on non-criticized loans and loss allowances based on other broad factors. All four components of the allowance for loan losses are reviewed and adjusted based on loss experience, trends in real estate values and other economic factors. Future additions to the allowance for loan losses will be dependent on these factors. The Company maintains an allowance for loan losses at a level adequate to absorb management’s estimate of probable incurred credit losses in the loan portfolio.

Non-performing assets, which is comprised of nonperforming loans and real estate owned, were $70.7 million at March 31, 2008, or 2.15% of total assets compared with $40.7 million or 1.26% of total assets at June 30, 2007. The increase in non-performing assets was due to increases of $23.5 million in nonperforming loans and $6.5 million in real estate owned. Single-family residential properties represented $9.2 million of the $13.2 million balance of real estate owned at March 31, 2008. Non-performing loans were $57.5 million at March 31, 2008 and $34.0 million at June 30, 2007. All of the increase in non-performing loans was due to increases in mortgage and construction, commercial and consumer loans between June 2007 and March 2008. Net charge-offs were $2.2 million for the quarter ended March 31, 2008. This was an increase of $1.2 million over the prior year quarter. The allowance for loan losses increased during the quarter to $28.9 million at March 31, 2008, up $3.0 million from $25.9 million at June 30, 2007. The ratio of allowance for loan losses to total loans was 1.10% at March 31, 2008, up from 1.00% and 1.03% at December 31, 2007 and June 30, 2007 respectively. Of the total nonperforming loans at March 31, 2008, 99% were secured by real estate. Real estate loans are generally well secured when they are originated and result in lower levels of losses than loans secured by automobiles, other personal property or unsecured loans. If these loans do default, the actual losses are often only a portion of the total loan amount. Delinquent loans were $87.7 million and $53.4 million at March 31, 2008 and June 30, 2007, respectively.

Fixed Assets. Fixed assets increased $5 million to $51 million at March 31, 2008, compared with $46 million at June 30, 2007. The increase in fixed assets is primarily due to the acquisition of HBLS Bank and the construction of two new retail offices that were previously located in grocery stores.

Deposits. Deposits increased $88 million or 3.9% during the first nine months of fiscal 2008 and totaled $2.329 billion at March 31, 2008, compared to $2.241 billion at June 30, 2007. This increase included $40 million in deposits acquired as part of HBLS Bank in October 2007. The remaining $48 million increase in deposits was composed of increases of $33 million in retail deposits and $15 million in wholesale public fund deposits. At March 31, 2008, the Company had $25 million in brokered deposits, the same as at June 30, 2007. The Company considers these brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that they will continue to use brokered funds as a funding alternative in the future, but not as the primary source of funding to support growth.

Borrowings and Debt. During the first nine months of fiscal year 2008, long-term debt showed an increase of $66 million as a result of a net increase of $128 million in long-term borrowings from the Federal Home Loan Bank and an increase of $9 million in long-term debt from the acquisition of HBLS Bank, partially offset by a $70 million reclassification of borrowings from long-term to short-term. During the first nine months of fiscal 2008, the Company borrowed $130 million in long-term fixed-rate advances from the Federal Home Loan Bank with original maturities ranging from 84 to 120 months at rates ranging from 3.04% to 4.55% with a weighted average rate of 3.52%. During the first nine months of fiscal year 2008, short-term borrowings showed a net decrease of $45 million consisting of a decrease of $109 million in short term borrowings and a maturity of $7 million in securities sold under agreements to repurchase, partially offset by a $70 million reclassification of borrowings from long-term to short-term. At March 31, 2008, $83 million of the $150 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank. The increases in long-term debt were needed to help fund loan growth in the first nine months of fiscal 2008.

Capital Resources. Total shareholders’ equity decreased $12 million, or 3.8% during the nine months ended March 31, 2008, and totaled $314 million. The primary components of the decrease in shareholders’ equity were dividends declared on the Company’s common stock totaling $8.1 million and repurchases of the Company’s common stock totaling $14.1 million, partially offset by net income of $7.9 million. During the first six months of the fiscal year, the Company repurchased 880,086 shares of common stock at an average price of $16.04 per share. There were no treasury stock purchases during the current quarter and the board authorizations to purchase treasury stock have expired. The expired stock repurchase programs were a component of the Company’s strategy to invest or reduce excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital and the effect on liquidity. The shares of common stock repurchased under those authorizations will be held as treasury shares and may be used by the Company in its dividend reinvestment plan, its stock option plan, as consideration in an acquisition transaction or for general corporate purposes. Tangible equity also decreased to $208 million at March 31, 2008 compared with $218 million at June 30, 2007.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well capitalized under OTS regulations at March 31, 2008 follows:

	Actual ratio at March 31, 2008	Actual ratio at June 30, 2007	Well-capitalized ratio
Total capital to risk-weighted assets	11.55%	10.42%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	10.46%	9.34%	6.00%
Tier 1 (core) capital to adjusted total assets	7.66%	7.30%	5.00%

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. Each quarter management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including industry concentrations, delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At March 31, 2008, the Company had $14.7 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $8.7 million.

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

At March 31, 2008, the Company had $128 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $47 million from the Federal Home Loan Bank based on loans currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $133 million of cash and unpledged securities, Federal Home Loan Bank availability of $101 million and $35 million of availability in unsecured commercial bank lines of credit at June 30, 2007. Potential cash available as measured by liquid assets and borrowing capacity has decreased $59 million through March 31, 2008 primarily due to reductions in the total borrowing capacity at the FHLB caused by changes in the mix and asset quality characteristics in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell loans currently held in the loan portfolio. Additionally, the Company has the ability to borrow approximately $10 million from the Federal Reserve Bank system. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. The Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At March 31, 2008, the holding company had cash and unpledged securities of $13 million available to meet cash needs. Annual debt service on the junior subordinated debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. At the present time, the Bank could pay approximately $12 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $12 million currently available would be based upon future earnings or the approval of the OTS.

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

Basis point change in rates	NPV ratio March 31, 2008	NPV ratio June 30, 2007
Up 200	9.83%	8.39%
Up 100	10.22%	9.76%
No change	10.12%	10.92%
Down 100	9.68%	11.85%
Down 200	9.24%	12.60%

The NPV projections indicate that the Company has experienced an increase in its exposure to rising interest rates and a decrease in its potential benefit from falling interest rates during the nine months ended March 31, 2008. The NPV ratio for no change in rates has decreased 80 basis points. This model indicates what would be likely to happen given no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of March 31, 2008. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Neither the Company nor any of its affiliates is involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business, which involve amounts in the aggregate believed by management to be immaterial to the financial condition of the Company.

Item 1A.	Risk Factors

Information concerning risk factors is incorporated herein by reference to Form S-4 filed with the Securities and Exchange Commission on April 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no treasury stock purchases during the current quarter and the board authorizations to purchase treasury stock have expired.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable.

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: May 12, 2008	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Chief Financial Officer