Form 10-K
period 2008-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2008-09-15
CIK 1068912

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  YES ☐     NO ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.):  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $196.8 million based upon the last sales price as of December 31, 2007. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Registrant that such person is an affiliate of the Registrant.)

As of August 31, 2008, the Registrant had 16,973,270 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Proxy Statement for Annual Meeting of Shareholders which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

Forward-Looking Statements

When used in this Form 10-K, or in future filings by First Place Financial Corp. (the Company) with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases such as “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, “believe”, “should”, “may”, “will”, “plan”, and variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.	Business

General.  First Place Financial Corp. was organized in August 1998 for the purpose of becoming a holding company to own all of the outstanding capital stock of First Federal Savings and Loan Association of Warren (First Federal). The conversion of First Federal from a federally chartered mutual savings and loan association to a federally chartered stock savings association was completed on December 31, 1998. On May 12, 2000, the Company acquired Ravenna Savings Bank, with total assets of $200 million. On December 22, 2000, the Company completed a merger-of-equals transaction with FFY Financial Corp (FFY), with total assets of $680 million. FFY was merged into the Company, and FFY’s thrift subsidiary, FFY Bank, was merged into First Federal. As a part of the merger transaction, the Company changed the name of its thrift subsidiary, First Federal Savings and Loan Association of Warren, to First Place Bank (the Bank or First Place Bank).

On May 28, 2004, the Company acquired 100% of the common stock of Franklin Bancorp, Inc. (Franklin) and merged Franklin into the Company. As of the merger date, Franklin had total assets of $627 million. Concurrent with the merger, Franklin’s wholly-owned subsidiary, Franklin Bank N.A., converted from a national bank to a federally chartered stock savings association and changed its name to Franklin Bank. As of June 30, 2004, both First Place Bank and Franklin Bank were wholly-owned subsidiaries of the Company. Effective July 2, 2004, First Place Bank and Franklin Bank merged and the surviving institution retained the name of First Place Bank, although it continues to do business in Michigan under the name of Franklin Bank as a division of First Place Bank.

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

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $53 million in assets, which included $33 million in loans and assumed $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 30, 2008 First Place completed its acquisition of OC Financial, Inc. (OC Financial) a Dublin, Ohio-based financial holding company that owned Ohio Central Savings. As of that date, the Company acquired $68 million in assets, which included $42 million in loans assumed $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central and First Place Bank merged into a single federal savings association with the name First Place Bank.

On May 7, 2008 the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco), a Cambridge, Ohio financial holding company that owns Advantage Bank. Advantage Bank and its affiliate, Camco Title Agency, offer financial services from 23 offices in Ohio, Kentucky and West Virginia. At June 30, 2008, Camco had approximately $1.0 billion in assets, which included $791 million in net loans and $95 million in investment securities and liabilities of $942 million, which included $731 million in deposits and $193 million in borrowings. The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2008. For additional information on this definitive agreement, see Note 2 to the Consolidated Financial Statements included in this report.

As of June 30, 2008, the Company operated 45 retail locations, 2 business financial service centers and 20 loan production offices through the First Place Bank and Franklin Bank divisions of First Place Bank.

The Company offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. The Company conducts its business primarily through the Bank. The Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one- to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides the Company with greater flexibility than the Bank has to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers with other financial institutions, as well as other companies. Operating subsidiaries of the Bank include Ardent Service Corporation and Western Reserve Mortgage Corporation. Ardent Service Corporation currently operates as a management company to manage the rental or sale of certain properties acquired from borrowers by deeds in lieu of foreclosure. Western Reserve Mortgage Corporation is currently dormant. Other nonbanking operating subsidiaries of the Company include First Place Holdings, Inc., First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary First Place Referral Network, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc. and TitleWorks Agency, LLC, a 75% owned subsidiary of First Place Holdings, Inc. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. and American Pension Benefits, Inc. are employee benefit consulting firms and specialists in wealth management, and provide services to both businesses and consumers. TitleWorks Agency, LLC, provides real estate title services. In addition to these operating subsidiaries, the Company has three wholly-owned affiliates, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, which are accounted for using the equity method based on their nature as trusts, which are special purpose entities.

No individual nonbanking affiliate accounts for more than 1.8% of total revenue or 0.3% of total assets. These nonbanking affiliates are managed to generate net income and to contribute to the profitability of the Company. In addition, these affiliates are operated with the goal of providing a comprehensive line of financial products for customers so that the Company can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources, including access to employee benefit programs. Based on the relative size and importance of the banking affiliates to the Company as a whole, the discussion of the business will focus primarily on the Bank.

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

Market Area.  Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, the Company operates a community-oriented savings institution in three separate Midwest markets. First Place Bank currently operates 21 retail locations in Trumbull, Mahoning and Portage counties in Ohio. In the Cleveland metropolitan area of Ohio, the Bank operates seven retail locations in Lorain County, and one retail location and two business financial centers in Cuyahoga County. The Bank also operates one retail location in Franklin County, Ohio and one retail location in Defiance County, Ohio. The Franklin Bank Division of First Place Bank has 14 retail locations, located in Southeastern Michigan between the Detroit and Flint metropolitan areas. In addition, the Company, through the Bank, operates 20 loan production offices of which 12 are located throughout Ohio, five are located in Michigan and two are located in Indiana and one is located in North Carolina.

Trumbull, Mahoning and Portage counties in Ohio are considered a primary market area of the Bank. Industries in the area include light manufacturing, automotive and transportation, health care, as well as retail trade, wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include Delphi Packard Electric Systems, Forum Health, General Motors, HM Health Partners, Kent State University, GE Lighting, WCI Steel, Inc., Robinson Memorial Hospital, the U.S. Postal Service, U.S. Air Force, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning, Lorain and Portage counties.

The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The annual unemployment rate for the Youngstown-Warren Metropolitan Statistical Area has fluctuated between 4.3% and 9.1% since 2000 and was 7.4% at June 30, 2008. The average unemployment rate for the state of Ohio ranged from a low of 4.0% to a high of 6.2% over the same time period. U.S. Department of Commerce, Bureau of Census data reports that the Youngstown-Warren Metropolitan Statistical Area has experienced a decline in population over the past two census periods. The Bank’s business and operating results could be significantly affected by continued changes in general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Lorain County, Ohio, approximately 30 miles west of Cleveland, is slowly diversifying its economic base from largely manufacturing to include a servicing sector. The annual unemployment rate for Lorain County has fluctuated between 4.1% and 7.8% since 2000 and is currently 7.8%. Major employers in Lorain County are Ford Motor Co., Community Health Partners, EMH Regional Medical Center, Invacare Corp. and Lorain County itself. Attracted by affordable land and relatively low taxes, the county’s residential population has grown approximately 4% over the past few years. During fiscal 2008, First Place Bank ranked second among financial institutions in residential mortgage loans closed in Lorain County.

The Company has two business financial centers in the suburban communities of Solon and North Olmsted in Cuyahoga County. Cuyahoga County has also experienced a shift of employment from manufacturing to service industries, which has been taking place for more than 20 years. Cleveland has been more successful in shifting from a manufacturing center to a service industry center. That trend is reflected in more favorable annual unemployment rates, which ranged from a low of 3.9% to a high of 6.0% since 2000. Those rates are marginally more favorable than the rates for the state of Ohio over the same period. The Company has been successful in penetrating the residential mortgage market in Cuyahoga County. During fiscal 2008, First Place Bank ranked fifth among financial institutions in residential mortgage loans closed in Cuyahoga County.

The Franklin Bank Division of First Place Bank has seven retail offices located in Genesee County, four located in Oakland County, two in Wayne County and one in Macomb County, all located in Southeastern Michigan between the Detroit and Flint metropolitan areas. The Oakland, Wayne and Macomb counties, which are part of the Detroit metropolitan area, include a variety of industries such as manufacturing, service, health care and education. Major employers include General Motors Corp., Chrysler Group, EDS and various regional health care providers. From 2000 through 2007, Oakland County has lost approximately 74,000 jobs, many of which were related to the auto industry. However, in recent years, Oakland County’s job growth has been in industries such as health care services and private education. The annual unemployment rate for Oakland County has fluctuated between 2.9% and 7.2% since 2000 and was 6.1% at June 30, 2008. Oakland County recently ranked first among Michigan’s 83 counties in per capita income and in the top 1% in the United States. Genesee County, which is part of the Flint metropolitan area, includes industries based largely in manufacturing, particularly in the auto and auto-related products industries. Major employers in Genesee County are General Motors Corp., Delphi Automotive Systems Corp. and various regional health care centers. The annual unemployment rate for Genesee County and the Flint metropolitan area has fluctuated between 3.6% and 10.5% since 2000 and was 9.7% at June 30, 2008. Franklin’s position as one of the few community banks in the area has enabled Franklin to be successful in marketing banking services to small and medium size businesses and their owners.

The Bank operates loan production offices in Ohio, Michigan, Indiana and North Carolina. Ohio loan production offices are located in Boardman, Centerville, Cincinnati, Grove City, Howland, Hudson, Mount Vernon, Newark, Toledo, Uniontown and Worthington. The Michigan loan production offices are located in Battle Creek, East Lansing, Grand Blanc, Holland and Jackson. The Indiana loan production offices are located in Carmel and Indianapolis. The North Carolina loan production office is located in Charlotte. These offices, along with business financial centers in Solon and North Olmsted, Ohio, provide the Company access to many of the larger growing markets in Ohio, Michigan, Indiana and North Carolina. The majority of the business generated in these locations is mortgage banking business, which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. However, the Company also originates commercial loans through loan production offices and has expanded this business in fiscal 2008. These strategies also result in generating loans over a larger geographic area which reduces the Company’s exposure to downturns in specific local economies.

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

Lending Activities

General.  The largest component of the Company’s loan portfolio has historically been first mortgage loans secured by one- to four-family residences. However, during fiscal 2008, the Company’s commercial loans grew to 46.6% of the loan portfolio to become the largest component at June 30, 2008. The Company anticipates that commercial loans will continue to grow faster than residential mortgage portfolio loans in fiscal 2009. Currently, the Company’s 1-4 family lending activity is primarily mortgage banking activity. The strategy is to sell most of the fixed-rate production in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. The Company also sells the majority of adjustable-rate mortgage loans. Agency eligible loan production is primarily sold to Fannie Mae and Freddie Mac. Loans that do not qualify for sale to those agencies are sold to private buyers, primarily other financial institutions.

The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans, which typically have higher yields than traditional one- to four-family loans, and most of those originations are retained for the loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. This table does not include loans held for sale.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

1-4 family residential real estate loans
Permanent financing	$935,285	35.3%	$984,135	39.2%	$950,133	40.4%	$643,617	35.1%	$698,002	46.5%
Construction	79,725	3.0%	95,653	3.8%	173,778	7.4%	162,677	8.9%	104,133	6.9%

Total	1,015,010	38.3%	1,079,788	43.0%	1,123,911	47.8%	806,294	44.0%	802,135	53.4%
Commercial loans
Multifamily real estate	103,699	3.9%	134,308	5.4%	106,999	4.5%	87,712	4.8%	89,575	6.0%
Commercial real estate	815,384	30.8%	565,342	22.5%	429,694	18.3%	396,206	21.7%	259,681	17.3%
Commercial construction	104,275	3.9%	96,768	3.9%	75,491	3.2%	79,206	4.3%	24,526	1.6%
Commercial non real estate	210,772	8.0%	250,475	10.0%	243,945	10.4%	152,779	8.3%	120,743	8.1%

Total	1,234,130	46.6%	1,046,893	41.8%	856,129	36.4%	715,903	39.1%	494,525	33.0%
Consumer loans
Home equity lines of credit	196,862	7.4%	187,305	7.5%	191,658	8.2%	171,982	9.4%	115,608	7.7%
Home equity	163,132	6.2%	180,868	7.2%	170,189	7.2%	124,041	6.8%	65,973	4.4%
Automobiles and other	39,643	1.5%	12,838	0.5%	8,897	0.4%	12,901	0.7%	22,280	1.5%

Total	399,637	15.1%	381,011	15.2%	370,744	15.8%	308,924	16.9%	203,861	13.6%

Total loans receivable	2,648,777	100.0%	2,507,692	100.0%	2,350,784	100.0%	1,831,121	100.0%	1,500,521	100.0%

Allowance for loan losses	(28,216)		(25,851)		(22,319)		(18,266)		(16,528)

Loans receivable, net	$2,620,561		$2,481,841		$2,328,465		$1,812,855		$1,483,993

Loan Originations.  The Company currently originates residential mortgage and other loans through two business financial centers in Solon and North Olmsted, Ohio and through its network of loan production offices located in Ohio, Michigan, Indiana, North Carolina and to a lesser extent through its retail network. The majority of these offices are located outside of the counties where the Company has retail locations. This allows the Company to geographically diversify its loan production and portfolio. The Company is committed to providing community-based financial services which are comprehensive in nature. A high volume of mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2008, the Company originated $1.281 billion in mortgage loans, which represented an increase of $161 million compared to the prior year. The Company was able to increase the level of loan originations during fiscal 2008 due to the addition of residential loan production offices in Ohio, Indiana, and North Carolina. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential originations in fiscal 2009. The Company anticipates that mortgage banking activity in fiscal 2009 will remain near current levels. All loans originated are underwritten pursuant to the Company’s policies and procedures, which are described in more detail below. The Company originates both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 40 years. Loans for the construction of residential real estate are made primarily with construction periods of up to two years. Residential construction loans may be short-term loans to builders to finance construction of a home, or they may be long-term loans of up to 40 years, which finance both the construction and permanent financing needs of a homeowner. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates.

The Company also originates commercial and consumer loans in order to make the loan portfolio more diversified and to increase loan yields. From fiscal 2003 through fiscal 2005, the Company had been expanding commercial lending more rapidly than residential mortgage lending. This trend reversed during 2006 due to the acquisition of Northern as their loan portfolio was predominantly residential mortgage loans. The Company returned to adding more commercial loans than residential mortgage loans in fiscal 2007 and fiscal 2008 and management anticipates that the Company will continue this practice through fiscal 2009. Commercial loans are generally real estate based, but also include loans for the purchase of other assets such as plant and equipment and to finance working capital. Consumer loans are primarily home equity loans and home equity lines of credit.

Loan Maturity and Repricing.  The following table shows the contractual maturity of the loan portfolio at June 30, 2008. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments or enforcement of due-on-sale clauses.

	At June 30, 2008
	Real Estate	Commercial	Consumer	Total Loans
	Mortgage	Loans	Loans	Receivable
	(Dollars in thousands)

Amounts due:
Within one year	$104,735	$473,316	$37,501	$615,552
After one year:
More than one year to five years	106,226	528,540	83,892	718,658
More than five years	804,049	232,274	278,244	1,314,567

Total due after June 30, 2009	910,275	760,814	362,136	2,033,225

Total amount due	$1,015,010	$1,234,130	$399,637	$2,648,777

The following table sets forth at June 30, 2008, the dollar amount of total loans receivable contractually due after June 30, 2009, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2009
	Real Estate	Commercial	Consumer	Total Loans
	Mortgage	Loans	Loans	Receivable
	(Dollars in thousands)

Fixed-rate loans	$361,046	$264,960	$110,845	$736,851
Adjustable-rate loans	549,229	495,854	251,291	1,296,374

Total loans	$910,275	$760,814	$362,136	$2,033,225

One- to Four-Family Lending.  The Company currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one- to four-family residences that are located in its primary market area or the market area serviced by its loan production offices. All mortgage loans with maturities greater than 30 years and most mortgage loans with maturities between 15 and 30 years are sold in the secondary market. One- to four-family mortgage loan originations are generally obtained through the Company’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. The Company also purchases mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers. The purchased loans are typically underwritten to Fannie Mae, Freddie Mac and Ginnie Mae standards. For fiscal year 2008, the Company purchased approximately $161 million in mortgage loans, substantially all of which were sold in the secondary mortgage market. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2008, one- to four-family mortgage loans totaled $935 million, or 35.3%, of total loans.

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

Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one- to four-family mortgage loans, the Company limits its exposure to declining net interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. The Company requires that all adjustable-rate loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.

The Company generally originates one- to four-family residential mortgage loans in amounts up to 97% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance is required for such loans with a loan-to-value ratio of greater than 85%. The Company requires fire, casualty, and, where appropriate, flood insurance on all properties securing real estate loans.

Construction Lending.  The Company makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and commercial real estate and the development of one- to four-family lots. Construction loans secured by one- to four-family residential real estate at June 30, 2008 totaled $80 million or 3.0% of total loans.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that are similar to other one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95% on an as-completed basis. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, the Company performs a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.

Construction loans to builders of one- to four-family residences require the payment of interest only for up to 18 months and have terms of up to 18 months. These loans may provide for the payment of loan fees and interest from loan proceeds and usually have an adjustable-rate of interest. The Company also makes loans to builders for the purpose of developing one- to four-family homes and home sites. These loans typically have terms of one to two years and have an adjustable-rate of interest. The maximum loan-to-value ratio is 80% for such loans. The principal on these loans is typically paid down as home sites are sold according to a predetermined release price. During fiscal year 2008, management has reduced the Company’s exposure to speculative residential real estate loans by suspending the acquisition of new builder relationships, reducing speculative loan availability and reallocating credit availability to pre-sold units.

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

On a selective basis, construction and development loans are made principally through continued business with developers and builders who have previously borrowed from the Company, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. The term of these loans may range from 6 to 24 months and typically fees and interest are paid from the proceeds of the loan. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

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

Multifamily Lending.  The Company originates multifamily loans, which are held in the portfolio, and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one- to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2008, multifamily loans totaled $104 million, or 3.9% of total loans.

Multifamily loans generally present a higher level of risk than loans secured by one- to four-family residences due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by obtaining individual guarantees, which may increase the level of collateral supporting the loan. Despite the risks inherent in multifamily lending, the Company’s history of delinquencies in this portfolio has been minimal.

Commercial Real Estate Lending.  The Company originates owner-occupied and non-owner-occupied commercial real estate loans, which it generally holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $815 million, or 30.8% of total loans at June 30, 2008.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate than typical one- to four-family loans, which management believes justify the increased credit risk. Despite the risks inherent in commercial real estate lending, delinquencies in this portfolio have been limited and management anticipates that commercial real estate loans will continue to represent a significant portion of total loans. The performance of this portfolio, however, will be closely monitored for any indications of weaknesses.

Commercial Non Real Estate Lending.  Commercial non real estate loans totaled $211 million, or 8.0% of total loans at June 30, 2008. Commercial loan originations are primarily term loans and lines of credit to closely-held small and medium size businesses operating in the Company’s primary market area. The Company intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Generally, commercial loans are made to closely held businesses and additional security is provided by a personal guarantee from the business owner(s). The Company believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending.  Consumer loans totaled $400 million, or 15.1% of total loans at June 30, 2008, and consisted of home equity loans, home equity lines of credit, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in the Company’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity loans and home equity lines of credit comprise the majority of consumer loan balances and totaled $360 million at June 30, 2008. The Company offers fixed rate home equity loans and variable rate home equity lines of credit based on the borrower’s income and equity in the home. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Company holds the first mortgage on a substantial majority of the properties securing these loans. During fiscal year 2008, management has reduced the Company’s exposure to potential future losses in its Home Equity Line portfolio by eliminating open credit line availability to borrowers. These reductions in credit line availability were based on borrower’s credit scores and declines in real estate collateral values.

Sale of Mortgage Loans.  During the year ended June 30, 2008, the Company continued to expand its secondary mortgage banking operation. Total mortgage loan originations, including purchases of loans through the wholesale lending program, were approximately $1.281 billion in fiscal 2008, an increase of approximately $161 million compared to fiscal 2007 due to the addition of residential loan production offices in Ohio, Indiana and North Carolina. During the current fiscal year, the Company sold or securitized and sold loans with an aggregate principal balance of $1.163 billion compared with $1.005 billion during the prior fiscal year. Mortgage banking will continue to be an integral part of the operating strategy and, as such, the Company will continue to sell most of its fixed rate mortgage loans and most of its adjustable-rate loans through secondary market channels. Currently, the Company sells loans with servicing retained and with servicing released. However, from time to time the Company considers the sale of servicing rights in bulk form or on a flow basis based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

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

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one- to four-family loans are assigned to individuals in varying amounts up to $500,000 based on experience and the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one member of the Senior Loan Committee is $2.0 million and the majority of the designated individuals have authority up to $500,000. Speculative construction or acquisition and development loans may only be authorized by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $2.0 million and for an unsecured consumer loan is $50,000. During fiscal year 2008, management has reduced the Company’s exposure to potential future losses in its Home Equity Line portfolio by eliminating open credit line availability to borrowers. These reductions in credit line availability were based on borrower’s credit scores and declines in real estate collateral values. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, the Company has established a maximum credit exposure of $17.0 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $8.0 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2.0 million to $8.0 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer, and are to be reported to the Board of Directors. During fiscal year 2008, management has instituted an additional review measure requiring Senior Loan Committee review and approval of senior officers with that level of individual lending authority for loans to borrowers with aggregate exposure from $1.0 million to $2.0 million.

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

Residential Loan Servicing Activities.  Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on First Place’s balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2008, the Company had approximately 11,000 loans serviced for others totaling $1.4 billion. The majority of the loans serviced for others are fixed rate conventional residential mortgage loans.

As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.250% to 0.375% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, Company receives no servicing fees until the default is cured. In times when rates are rising or at high levels, the business of servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in the gains on sale of mortgage loans. Conversely, in times of falling rates or when rates are at very low levels, servicing mortgage loans can become unprofitable due to the rapid payoff of loans, which results in impairment of mortgage servicing rights or the rapid amortization of servicing rights. The Company monitors the level of its investment in mortgage loan servicing rights in relation to its other activities in order to limit its exposure to losses in times of low or falling interest rates.

Over the past several years, the volume and dollar value of loan servicing rights (MSRs) has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights with a cost basis of $10.5 million or approximately 50% of its loan servicing rights portfolio during September 2007. Gain on the sale of these loan servicing rights was $2.0 million in fiscal 2008 compared with no gain in the prior year. Historically the Company has sold loans on both a servicing retained and a servicing released basis. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs. As of June 2008, the Company began selling approximately 50% of loans with servicing released compared with less than 10% in prior years. As a result, the Company anticipates that the MSR asset will grow significantly slower in fiscal 2009 than in prior years.

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

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Past due 30-89 days
Real estate mortgage loans	$16,970	$10,856	$6,300	$4,578	$4,342
Commercial loans	14,628	5,356	3,481	1,973	1,767
Consumer loans	3,457	3,772	969	1,057	562

Total past due 30-89 days	35,055	19,984	10,750	7,608	6,671

Past due 90 days or more
Real estate mortgage loans	32,028	20,071	8,929	8,621	8,832
Commercial loans	9,880	8,782	3,800	1,563	829
Consumer loans	7,684	4,552	3,057	1,809	1,353

Total past due 90 days or more	49,592	33,405	15,786	11,993	11,014

Total delinquent loans	$84,647	$53,389	$26,536	$19,601	$17,685

Delinquent loans to total loans(1)	3.20%	2.13%	1.13%	1.07%	1.17%

(1)	Total loans represent loans receivable, net of deferred fees and costs and less loans in process.

The increase in delinquent real estate mortgage and commercial loans was related to a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. During fiscal year 2008, loans to residential real estate developers have been affected by the continued weakness in the housing market. Residential real estate and home equity lines of credit have also been adversely affected by declining housing values and pressures on consumers from rising fuel and food prices. Management expects that the weakness in the housing market will continue throughout fiscal year 2009.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS), which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement, which is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin 102, on the allowance for loan losses (ALL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent but not excessive ALL in accordance with accounting principles generally accepted in the United States of America and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALL; that management has analyzed and documented all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable ALL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request a material change in the allowance for loan losses, thereby significantly affecting the Company’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, changes in the borrower’s financial condition and general economic trends, and as such, further changes to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets in accordance with the guidelines described above and the Board of Directors reviews the results of the reports. At June 30, 2008, the Company had $48.6 million of assets designated as Special Mention, consisting primarily of commercial loans. At June 30, 2008, the Company had $67.9 million of assets classified as Substandard, consisting primarily of commercial loans and one- to four-family residential loans. Assets classified as Doubtful at June 30, 2008, totaled $13.6 million consisting primarily of commercial loans and one- to four-family residential loans. At June 30, 2008, loans classified as Loss totaled $102 thousand and a specific allowance for losses equal to 100% of this amount was recorded at that date. At June 30, 2008, these classified assets totaled $130.2 million compared with $83.8 million at June 30, 2007.

Management’s review and classification of problem assets includes the identification of significant potential problem loans where accrual of interest continues but the loan exhibits some type of weakness that could lead to nonaccrual classification in the future. Of these types of problem loans, there were $26.9 million classified as

Substandard and $434 thousand classified as Doubtful as of June 30, 2008 compared to $15.2 million classified as Substandard and $1.6 million classified as Doubtful at June 30, 2007.

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans and repossessed assets. It is generally the Company’s policy to stop interest income accruals on loans more than 90 days past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reverse all previously accrued interest income. At June 30, 2008 there were $279 thousand of loans past due greater than 90 days and still accruing. At June 30 of each of the years 2004 through 2007 presented in the table below, there were no loans past due greater than 90 days and still accruing.

	At June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonperforming assets:
Real estate mortgage loans	$32,028	$20,071	$9,353	$8,621	$8,832
Commercial loans	9,880	8,782	3,800	1,563	829
Consumer loans	7,684	4,552	3,057	1,809	1,353

Total nonaccrual loans	49,592	33,405	16,210	11,993	11,014
Troubled debt restructurings	1,130	557	561	612	625

Total nonperforming loans	50,722	33,962	16,771	12,605	11,639
Repossessed assets	23,695	6,716	3,924	3,006	3,004

Total nonperforming assets	$74,417	$40,678	$20,695	$15,611	$14,643

Nonperforming loans as a percent of total loans	1.91%	1.35%	0.71%	0.69%	0.78%
Nonperforming assets as a percent of total assets	2.23	1.26	0.66	0.62	0.65

Allowance for Loan Losses.  The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in the loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. Over time, the mix and composition of portfolio loans and nonperforming loans changes. When the Company sets the allowance for loan losses, it is dependent on a detailed analysis of different ratios which may not move in the same direction. As a result, the ratio of allowance for loan losses as a percent of nonperforming loans at June 30, 2008 decreased from the prior year and the ratio of allowance for loan losses as a percent of loans at June 30, 2008 increased from the prior year. At June 30, 2008, the allowance for loan losses totaled $28 million or 1.07% of gross loans outstanding. Additionally, the allowance for loan losses as a percent of nonperforming loans was 55.6% at June 30, 2008. Total net charge-offs for fiscal 2008 were $14.5 million. The provision for loan losses for fiscal 2008 was $16.5 million. There were no loans acquired with the OC Financial acquisition that had credit weaknesses which required the recording of a nonaccreatable discount in accordance with the AICPA’s Statement of Position 03-3. There were $3,481 in loans acquired in connection with the HBLS Bank acquisition that had credit weaknesses which required the recording of a nonaccreatable discount of $1,162 in 2008 related to these loans. There were no loans acquired in acquisitions from prior years that had credit weaknesses which required the recording of a nonaccreatable discount in accordance with the AICPA’s Statement of Position 03-3.

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on management’s evaluation of the estimated probable incurred credit losses in the Company’s loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. Future additions to the allowance for loan losses will be dependent on these factors. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at June 30, 2008. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or for the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$25,851	$22,319	$18,266	$16,528	$9,603
Provision for loan losses	16,467	7,391	5,875	3,509	4,896
Allowances acquired through mergers	398	—	525	—	4,506
Charge-offs:
Real estate mortgage loans:
One- to four-family	4,436	832	812	962	1,649
Construction	681	583	192	379	117
Commercial	5,382	1,825	1,599	1,158	310
Consumer	4,376	1,152	519	743	997

Total charge-offs	14,875	4,392	3,122	3,242	3,073
Recoveries:
Real estate mortgage loans:
One- to four-family	97	203	71	106	332
Construction	—	2	11	53	15
Commercial	172	204	525	931	27
Consumer	106	124	168	381	222

Total recoveries	375	533	775	1,471	596

Net charge-offs	14,500	3,859	2,347	1,771	2,477

Balance at end of period	$28,216	$25,851	$22,319	$18,266	$16,528

Allowance for loan losses as a percent of loans(1)	1.07%	1.03%	0.95%	1.00%	1.10%
Allowance for loan losses as a percent of nonperforming loans(2)	55.63%	76.12%	133.08%	144.91%	142.01%
Net charge-offs as a percent of average loans	0.56%	0.16%	0.12%	0.11%	0.23%

(1)	Loans represent total loans receivable.

(2)	Nonperforming loans represent nonaccrual loans and troubled debt restructurings.

The following table sets forth the amount of allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated. For reporting purposes, the allowance for loan losses is allocated to credit losses across products. However, the allowance for loan losses is available to absorb any credit losses without restriction.

	At June 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

One- to four- family loans	$11,675	41.4%	$8,279	43.0%	$5,707	47.8%	$4,867	44.0%	$6,445	53.4%
Commercial loans	13,091	46.4%	15,078	41.8%	14,309	36.4%	11,828	39.1%	7,888	33.0%
Consumer loans	3,450	12.2%	2,494	15.2%	2,303	15.8%	1,571	16.9%	2,195	13.6%

Total allowance for loan losses	$28,216	100.00%	$25,851	100.00%	$22,319	100.00%	$18,266	100.00%	$16,528	100.00%

Real Estate Owned.  At June 30, 2008, the Company owned 167 repossessed real estate owned properties (REO) with a net book value of $23.7 million. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. The Company works with borrowers to avoid foreclosure if at all possible and if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $17.0 million. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred. At June 30, 2008, the Company held $3.6 million in real estate which was held for investment purposes. The Company considers these properties to be performing assets as they are income producing and therefore are not included in any nonperforming asset ratios.

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

Securities.  At June 30, 2008, the securities portfolio totaled $284 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2008		2007		2006
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)

Securities available for sale:
U.S. government agencies and other government sponsored enterprises	$41,232	14.5%	$60,660	21.3%	$73,871	24.4%
Obligations of states and political subdivisions	66,519	23.4%	46,556	16.3%	41,582	13.7%
Equity securities	3,369	1.2%	3,786	1.3%	3,845	1.3%
Trust preferred securities and corporate debt	10,520	3.7%	15,654	5.5%	17,938	5.9%
Mutual funds	15,609	5.5%	33,658	11.8%	33,566	11.1%
Fannie Mae and Freddie Mac preferred stock	9,257	3.2%	18,475	6.5%	19,643	6.5%

Total debt and equity securities	146,506	51.5%	178,789	62.7%	190,445	62.9%

Mortgage-backed securities and collateralized mortgage obligations	137,927	48.5%	106,453	37.3%	112,549	37.1%

Total securities available for sale	$284,433	100.0%	$285,242	100.0%	$302,994	100.0%

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2008
			More Than One		More Than Five
	One Year or Less		Year to Five Years		Years to Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Debt securities available for sale:
U.S. government agencies and other government sponsored enterprises	$6,507	4.16%	$34,998	3.82%	$—	—	$—	—	$41,505	3.88%
Obligations of states and political subdivisions(1)	2,857	7.03%	6,956	4.65%	10,656	4.65%	47,060	5.92%	67,529	5.64%
Trust preferred securities and corporate debt	—	—	—	—	—	—	13,179	3.85%	13,179	3.85%
Mortgage-backed securities and collateralized mortgage obligations	912	5.94%	750	3.63%	9,545	4.37%	127,337	5.21%	138,544	5.14%

Total debt securities available for sale	$10,276	5.11%	$42,704	3.96%	$20,201	4.52%	$187,576	5.29%	$260,757	5.01%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

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

A significant portion of the Bank’s deposits consist of noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts. Management monitors activity on these core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. The Bank is not limited with respect to the rates they may offer on deposit products. Management believes the Bank is competitive in the types of accounts and interest rates they have offered on their deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank’s deposits are obtained predominantly from the areas in which its retail offices are located. The Bank relies primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Bank’s ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media. The Bank had a total of $32.9 million in brokered certificates of deposit as of June 30, 2008. The Company considers brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2008	2007	2006
	(In thousands)

Beginning balance	$2,240,696	$2,060,747	$1,709,339
Merger with The Northern Savings & Loan Company	—	—	253,987
Citizens Branch Acquisition	—	200,146	—
Merger with HBLS Bank	39,970	—	—
Merger with OC Financial	44,185	—	—
Net deposits (withdrawals)	(26,310)	(87,123)	54,165
Interest credited on deposit accounts	70,551	66,926	43,256

Total increase in deposit accounts	128,396	179,949	351,408

Ending balance	$2,369,092	$2,240,696	$2,060,747

Borrowings.  The Bank obtains advances from the FHLB, which are collateralized by a blanket pledge of one- to four-family mortgage loans, a blanket pledge of multifamily loans, a blanket pledge of commercial real estate loans, a pledge of specific securities and a pledge of the Bank’s stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2008, the Bank’s FHLB advances totaled $443 million and the Bank had unused borrowing capacity of $12 million based on collateral pledged.

The Bank also has lines of credit totaling $35.0 million with two commercial banks. At June 30, 2008 there was $29.3 million outstanding on the lines of credit. Interest on the lines accrues daily and is variable based on the lending bank’s federal funds rate. Additionally, the Bank has the ability to borrow approximately $12 million from the Federal Reserve Bank system. Borrowings from the two commercial bank lines of credit are unsecured while borrowings from the Federal Reserve Bank system are secured by various investment securities.

As of June 30, 2008, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with these transactions, the Company issued $61.9 million of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds form the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust. The purpose of the borrowing was for general corporate purposes. The Trust Affiliates have no other operations. The Company has accounted for the Trust Affiliates using the equity method, and therefore they have not been included in the consolidated financial statements.

The Company may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in Note 10 of the Company’s 2008 Consolidated Financial Statements, which is included in Item 8 of this 10-K report.

During 2001, the Bank entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, which are considered derivative instruments, were used by the Bank to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002, the Company redeemed the interest rate swaps at a fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pre-tax amount reclassified into interest expense in fiscal year 2008 was $0.9 million. The pre-tax amount to be reclassified into interest expense in fiscal year 2009 is $0.9 million.

Personnel

As of June 30, 2008, the Company had approximately 827 full-time and 111 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General.  The Company and all of its subsidiaries, except First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, will file a consolidated federal income tax return using a June 30 fiscal year-end. First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III will file separate trust returns for federal income tax purposes. The Company uses the accrual method of accounting for income tax purposes and is subject to federal income taxation in the same manner as other corporations with certain exceptions, including particularly the Bank’s reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Bad Debt Reserve.  Historically, savings institutions such as the Bank that met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts and to make annual additions thereto, which were deducted in arriving at taxable income.

In August 1996, provisions repealing the above thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996”. These rules eliminated the percentage of taxable income method for making additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For each taxable year beginning after December 31, 1995, First Place Bank’s bad debt deduction has been equal to its net charge-offs.

The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. The Bank has paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The unrecaptured base year reserves are generally not subject to recapture as long as the thrift continues to carry on the business of banking. However, certain events could result in the recapture of these reserves into taxable income. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders (described immediately below) or a change in federal tax law. Distributions to the Company paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of the Bank would reduce amounts allocated to the Bank’s bad debt reserve and would create a tax liability for the Bank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

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

Dividends Received Deduction and Other Matters.  The Company may exclude from its income 100% of dividends received from the Bank or any other wholly-owned corporate affiliate as members of the same affiliated group of corporations.

Ohio Taxation

Businesses in Ohio are generally subject to the Ohio franchise tax and a tangible personal property tax. In addition, businesses that supply goods or some types of services to businesses or consumers as end users are responsible for collecting sales and use taxes and remitting those taxes to the appropriate taxing authorities. Ohio passed significant tax legislation on June 30, 2005 which created the Commercial Activity Tax discussed below. That legislation went into effect on July 1, 2005, although various provisions of that legislation become effective at various times or are phased in.

Franchise Tax — First Place Financial Corp. and First Place Holdings, Inc. and all other nonbanking Ohio affiliates are subject to the Ohio corporation franchise tax, which is a tax measured by both net income and net worth. In general, the resulting tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150,000 per year.

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

As a result of recent legislation, the franchise tax for corporations other than financial institutions and their related affiliates will be phased out 20% per year over five years beginning with tax due for calendar 2006 and replaced with the Commercial Activity Tax. The franchise tax requirements for financial institutions and their related affiliates remain unchanged by the recent legislation and will continue to apply to the Bank.

Tangible personal property tax — The Bank is not subject to the tangible personal property tax in Ohio and the other affiliates do not have significant amounts of tangible personal property and typically pay less than $5,000 a year in the aggregate. The tangible personal property tax is being phased out 25% a year over four years beginning in calendar 2006.

Commercial activity tax — As a qualified exempt financial institution, the Bank and its affiliates are not subject to this tax. The tax is levied on gross receipts and went into effect July 1, 2005. Businesses with gross receipts up to $150,000 are not taxed. Businesses with gross receipts of $150,000 to $1,000,000 pay $150. Businesses with gross receipts over $1,000,000 pay at the rate of 0.06% initially. That rate is phased in over several years and reaches a maximum of 0.26%.

Taxation by States Other Than Ohio

Delaware — As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

Michigan — The Bank is subject to taxation in Michigan for income allocated to Michigan based on applicable Michigan apportionment rules. Effective January 1, 2008, Michigan replaced the Michigan Single Business Tax with the Michigan Business Tax. The Michigan Business Tax for financial institutions is a tax on net capital at a rate of 0.235%. The tax base is the Bank’s equity, determined in accordance with generally accepted accounting principles, less goodwill related to transactions occurring after July 1, 2007. The net capital tax is determined on a unitary group basis and is subject to a single sales factor apportionment. Credits available to financial institutions are limited to the Brownfield credit, historic preservation credit and MEGA payroll credit.

Pennsylvania — APB Financial Group, Ltd., and American Pension Benefits, Inc. operate in Pennsylvania and are subject to Pennsylvania income tax.

Indiana — The Bank has loan production offices in Carmel and Indianapolis, which are subject to apportioned income tax in Indiana.

North Carolina — The Bank has a loan production office in Charlotte, which is subject to apportioned income tax in North Carolina.

Municipal Taxation

The Bank is exempt from municipal income taxes in Ohio, Michigan, Indiana and North Carolina. Other affiliates are subject to municipal income at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

General

First Place Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Bank is a member of the FHLB System. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and the Bank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (SEC) under the federal securities laws.

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

Loans-to-One Borrower.  Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At June 30, 2008, the Bank was in compliance with this regulation.

Qualified Thrift Lender Test.  To be a qualified thrift lender (QTL), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (QTI) equal to at least 65 percent of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20 percent of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its QTL status. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2008, the Bank met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2008, the Bank was classified as Tier 1 Bank.

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

Liquidity.  Current regulation requires that the Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2008, management considered the liquidity position of the Bank to be adequate to meet operating needs.

Assessments.  Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2008, the Bank was current on all assessments due to the OTS.

Branching.  OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties.  The authority of the Bank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

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

At June 30, 2008, the Bank was considered well capitalized under the regulatory framework for prompt corrective action.

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

In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF (now a predecessor to the DIF). The Bank’s premiums paid for 2008 were payments on the FICO bonds, which amounted to $355 thousand. A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

In 2006, the Federal Deposit Insurance Reform Act of 2005 (Reform Act) was signed into law. The Reform Act increases the coverage limit for retirement accounts to $250 thousand. In addition, the Reform Act allowed the FDIC to set the target reserve ratio between 1.15% and 1.50%. The current target ratio is 1.25%. In addition, the Reform Act provided eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. The Bank received notification from the FDIC that its one-time assessment credit was $2.2 million. The one-time assessment credit will expire in 2009. With the recent bank failures in 2008 and the expiration of the one-time assessment credit, management anticipates that FDIC expense will increase for fiscal 2009.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500, whichever is greater. The Bank was in compliance with this requirement at June 30, 2008. FHLB advances must be secured by specified types of collateral.

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

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain non-interest-earning reserves against their transaction accounts. The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $37.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $37.3 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $37.3 million. The first $8.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements at June 30, 2008. The Bank was in compliance with the foregoing requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Company’s interest-earning assets. FHLB System members are also authorized to borrow from the Federal Reserve “discount window,” but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

Thrift Rechartering Legislation.  Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation will restrict or disrupt its operations.

Item 1A.	Risk Factors

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance.

The Company is unable to accurately predict future market interest rates, which are affected by many factors, including: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan prepayment rates will decline, and in falling interest rate environments, loan prepayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of our mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, the current market value of mortgage servicing rights will generally decline in value. At June 30, 2008, the Company had servicing rights of $14.3 million, which is net of an impairment allowance of $0.1 million. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. At June 30, 2008, the Company had $72.3 million of loans classified as held for sale. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

The Company’s allowance for loan losses may not be adequate to cover actual losses.

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

The Company may suffer losses in its loan portfolio despite its underwriting practices.

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

Continuation of the current economic slowdown or further deterioration of economic conditions in Ohio, Michigan and Indiana could hurt the Company’s business.

The Company lends primarily to consumers and businesses in the three primary states where it has banking and loan production offices, Ohio, Michigan and Indiana. Businesses and consumers are affected by economic, regulatory and political trends which all may impact the borrower’s ability to repay loans. In addition, more than 90% of the Company’s loans are secured by real estate and changes in the market for real estate can result in inadequate collateral to secure a loan. Over the past two years, the Company and its customers in Ohio, Michigan and Indiana have been experiencing an economic slowdown and in many locations a decline in real estate values. This has resulted in increases in nonperforming assets and loan charge-offs. If these economic trends continue or worsen, additional borrowers could default on their loans resulting in higher levels of delinquent loans, real estate owned and loan charge-offs. Furthermore, worsening economic trends would result in increases in the provision for loan losses, real estate owned expenses and collection costs on delinquent loans as well as decreases in interest income, net income and earnings per share.

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

The Company relies on deposits, advances from the Federal Home Loan Bank of Cincinnati and other borrowings to fund its operations. The Company also has previously issued junior subordinated debentures to raise additional capital to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Company or, if available, would be on terms unfavorable to it. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth strategy and future prospects could be adversely impacted.

The Company may have difficulty managing its growth, which may divert resources and limit its ability to expand its operations successfully.

In past years, the Company has incurred substantial expenses to build its management team and personnel, develop its delivery systems and establish its infrastructure to support its future growth. The Company’s future success will depend on the ability of its officers and key employees to continue to implement and improve its operational, financial and management controls, reporting systems and procedures and manage a growing number of client relationships. The Company may not be able to implement improvements in its management information and control systems in an efficient or timely manner. Thus, the Company’s growth strategy could place a strain on its administrative and operational infrastructure.

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

The Company may fail to realize the anticipated benefits of the acquisition of Camco Financial Corporation.

Difficulties may arise in the integration of the business and operations of Camco with the Company and, as a result, the Company may not be able to achieve the cost savings and synergies that are expected to result from the acquisition. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicate positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the Company and Camco, and the conversion of Camco’s core operating systems, data systems and products to those of the Company and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products of Camco to those of the Company may result in the loss of customers, damage to the Company’s reputation within the financial services industry, operational problems, one-time costs currently not anticipated by the Company or reduced cost savings resulting from the acquisition. Additionally, actual savings may be materially less than expected if the acquisition is significantly delayed, the integration of Camco’s operations is delayed or the conversion to a single data system is not accomplished on a timely basis.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company owns its corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2008, 31 of the retail locations of the Bank were owned. The remaining 16 retail locations and all 23 loan production offices were leased. The net book value of the Company’s properties and leasehold improvements were $39.5 million at June 30, 2008. During fiscal 2008, the Company transferred $13.6 million of property to premises held for sale. This represents the amortized cost of land and buildings for 21 retail locations. The Company has executed a letter of intent to sell these assets in a sale-leaseback transaction. Additional information contained in Note 7 “Premises and Equipment” of the 2008 Annual Report is incorporated herein by reference in response to this item.

The following table sets forth certain information with respect to the offices and other properties of the Company. The table also contains two leased satellite retail locations and three leased satellite loan production offices of the Company.

Description/Address	Leased/Owned

Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, OH	Owned

Retail Locations, First Place Bank
1977 Cooper Foster Park Road, Amherst, OH	Leased
4390 Mahoning Avenue, Austintown, OH	Owned(2)
101 South Canfield-Niles Rd, Austintown, OH	Owned subject to land lease
724 Boardman-Poland Road, Boardman, OH	Owned
3900 Market Street, Boardman, OH	Owned(2)
7290 Sharon-Warren Road, Brookfield, OH	Owned(2)
3801 Boardman Canfield Rd, Canfield, OH	Owned(2)
2 South Broad Street, Canfield, OH	Owned(2)
352 West Main Street, Canfield, OH	Leased(3)
2802 Mayfield Road, Cleveland Heights, OH	Leased
325 S. High Street, Cortland, OH	Owned(2)
6033 Perimeter Drive, Dublin, OH	Owned
111 Antioch Drive, Elyria, OH	Owned(2)
860 East Broad Street, Elyria, OH	Leased(3)
200 Middle Avenue, Elyria, OH	Owned
361 Midway Mall Boulevard, Elyria, OH	Owned(2)
351 North Main Street, Grafton, OH	Owned(2)
100 North Main Street, Hicksville, OH	Owned(2)
8226 East Market Street, Howland, OH	Owned subject to land lease
10416 Main Street, New Middletown, OH	Owned(2)
400 Sheffield Center, Lorain, OH	Leased

Description/Address	Leased/Owned

6002 Warren-Youngstown Road, Niles, OH	Leased
35423 Center Ridge Road, North Ridgeville, OH	Owned(2)
2 South Main Street, Poland, OH	Leased
999 East Main Street, Ravenna, OH	Owned(2)
4183 Tallmadge Road, Rootstown, OH	Owned(2)
655 Creed Street, Struthers, OH	Leased
185 East Market Street, Warren, OH	Owned
2001 Elm Road NE, Warren, OH	Leased
4460 Mahoning Avenue NW, Warren, OH	Owned(2)
600 Gypsy Lane, Youngstown, OH	Owned
25 Market Street, Suite 3, Youngstown, OH	Leased
3516 S. Meridian Road, Youngstown, OH	Owned(2)
479 Old South Woodward, Birmingham, MI	Leased
727 South State Rd, Davison, MI	Leased
6120 Fenton Rd, Flint, MI	Owned(2)
4409 Miller Rd, Flint, MI	Owned(2)
3213 North Genesee Rd, Flint, MI	Owned(2)
3410 South Dort Highway, Flint, MI	Leased
2629 West Pierson Rd, Flint, MI	Leased
220 East Main St, Flushing, MI	Owned(2)
20247 Mack Avenue, Grosse Pointe Woods, MI	Owned(2)
17900 Haggerty Road, Livonia, MI	Owned subject to land lease
50787 Corporate Dr, Shelby Township, MI	Owned
24725 West Twelve Mile Road, Southfield, MI	Leased
26336 West Twelve Mile Road, Southfield, MI	Leased
734 West Long Lake Rd, Troy, MI	Owned

Loan Production Offices, First Place Bank
1275 Boardman-Poland Road, Boardman, OH	Owned(1)
7887 Washington Village Blvd., Centerville, OH	Leased
1080 Nimitzview Drive, #100, Cincinnati, OH	Leased
6813 Harrison Ave, Cincinnati, OH	Leased
9954 Johnnycake Ridge Rd, Concord, OH	Leased(3)
3011 Columbus St, Suite 201, Grove City, OH	Leased
8228 East Market Street, Howland, OH	Leased
1340 Corporate Park Drive, Suite 100, Hudson, OH	Leased
84 Village Way, Hudson, OH	Leased(3)
301 East High Street, Mt. Vernon, OH	Leased
51 North Third Street, Suite 617, Newark, OH	Leased
4540 Heatherdowns Blvd., #101, Toledo, OH	Leased
1790 Town Park Boulevard, Suite F, Uniontown, OH	Leased
250 Old Wilson Bridge Rd., Worthington, OH	Leased
291 East Columbia Ave, Battlecreek, MI	Leased
612 West Lake Lansing Rd, Suite 400, East Lansing, MI	Leased
8195 South Saginaw Street, Grand Blanc, MI	Leased

Description/Address	Leased/Owned

320 N. 120th Avenue, Holland, MI	Leased
3305 Spring Arbor Rd., Suite 500, Jackson, MI	Leased
75 Executive Drive, Suite D, Carmel, IN	Leased
201 South Capital, Suite 650, Indianapolis, IN	Leased
3105 East 98th Street, Suite 140, Indianapolis, IN	Leased(3)
10130 Mallard Creek, Charlotte, NC	Leased

Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, OH	Leased
6150 Enterprise Parkway, Solon, OH	Leased

Other First Place Bank Facilities
700 Boardman-Poland Road, Boardman, OH	Owned
1275 Boardman-Poland Road, Boardman, OH	Owned(1)
4328 Dressler North West, Canton, OH	Leased
5 McKinley Way West, Poland, OH	Leased
153 E. Market Street, Warren, OH	Leased
159 E. Market Street, Warren, OH	Owned
255 E. Market Street, Warren, OH	Owned
1011 High Street, Warren, OH	Leased
2100 Niles-Cortland Road, Warren, OH	Leased
2112 South Avenue, Youngstown, OH	Leased
3600 South Dort Highway, Flint, MI	Leased
1393 Wheaton St. #100, Troy, MI	Leased

First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned(1)
8228 East Market Street, Warren, OH	Leased
2650 Elm Road, Warren, OH	Leased

Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, OH	Owned(1)
11 East Park Avenue, Columbiana, OH	Leased
8230 East Market Street, Warren, OH	Leased
7098 Lockwood Boulevard, Youngstown, OH	Leased

APB Financial Group, Ltd.
2100 Corporate Drive, Suite 350, Wexford, PA	Leased

American Pension Benefits, Inc.
2100 Corporate Drive, Suite 350, Wexford, PA	Leased

TitleWorks Agency, LLC
1275 Boardman-Poland Road, Boardman, OH	Owned(1)
8228 East Market Street, Warren, OH	Leased

(1)	Properties are owned by First Place Holdings, Inc. and are leased to the respective affiliated entities listed above.

(2)	Properties that were transferred to premises held for sale during 2008.

(3)	Properties are leased satellite locations.

Item 3.	Legal Proceedings

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

As of August 31, 2008 there were 16,973,270 shares outstanding held by approximately 7,300 shareholders of record.

There were no treasury stock purchases during the fourth fiscal quarter of 2008 and the board authorizations to purchase treasury stock have expired.

Market Prices and Dividends Declared

The common stock of First Place Financial Corp. trades on The NASDAQ Stock Market under the symbol “FPFC”. At June 30, 2008, there were 16,973,270 shares issued and outstanding held by approximately 7,300 shareholders of record. At its regular meeting held on July 22, 2008, the Board of Directors declared a per share cash dividend of $0.085, a 50% reduction compared to the previous three quarters. The Company will continue to review the level of dividends periodically to monitor its impact on capital levels and on the market price of the stock. The table below shows the quarterly reported high and low sale prices of the common stock and cash dividends per share declared during the years ended June 30, 2008 and 2007.

	High	Low	Dividends

June 30, 2008:
Fourth quarter	$14.31	$9.30	$0.170
Third quarter	15.91	9.85	0.170
Second quarter	19.89	13.21	0.170
First quarter	21.73	15.00	0.155

June 30, 2007:
Fourth quarter	$22.22	$18.79	$0.155
Third quarter	23.99	19.93	0.155
Second quarter	25.49	21.98	0.155
First quarter	23.93	21.65	0.140

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on First Place’s common stock based on the market price of the common stock with the cumulative total return of companies on The NASDAQ Composite and the SNL All Bank and Thrift Index for the period beginning on June 30, 2003 through June 30, 2008. The graph assumes the investment of $100 on June 30, 2003 and the reinvestment of all dividends. The graph was derived from a limited period of time, and, as a result, may not be indicative of possible future performance of First Place common stock.

First Place Financial Corporation

Index	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08
First Place Financial Corp.	100.00	113.47	126.31	148.24	139.80	65.19
NASDAQ Composite	100.00	126.18	126.75	133.85	160.41	141.30
SNL All Bank & Thrift Index	100.00	118.33	126.67	140.19	149.15	82.74

Source: SNL Financial LC, Charlottesville, VA

Item 6.	Selected Financial Data

SELECTED FINANCIAL AND OTHER DATA

	At June 30,
	2008	2007	2006	2005	2004
		(Dollars in thousands)

Selected Financial Condition Data:
Total assets	$3,341,046	$3,226,213	$3,113,210	$2,498,943	$2,247,080
Loans receivable, net	2,620,561	2,481,841	2,328,465	1,812,855	1,483,993
Loans held for sale	72,341	96,163	154,799	145,053	47,465
Allowance for loan losses	28,216	25,851	22,319	18,266	16,528
Nonperforming assets	74,417	40,678	20,695	15,611	14,643
Securities available for sale	284,433	285,242	302,994	296,314	378,248
Deposits	2,369,092	2,240,696	2,060,747	1,709,339	1,548,011
Short-term borrowings	197,100	226,633	384,187	262,293	204,613
Long-term debt	424,374	366,530	325,589	260,788	240,744
Total shareholders’ equity	318,967	326,187	311,574	236,656	223,110

	For the Years Ended June 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Summary of Earnings:
Total interest income	$189,672	$186,464	$149,053	$121,502	$85,773
Total interest expense	102,046	99,459	70,639	49,490	37,605

Net interest income	87,626	87,005	78,414	72,012	48,168
Provision for loan losses	16,467	7,391	5,875	3,509	4,896

Net interest income after provision for loan losses	71,159	79,614	72,539	68,503	43,272
Total noninterest income(1)(2)	26,965	32,288	28,985	19,879	22,510
Total noninterest expense(3)(4)(5)(6)	84,065	74,196	68,150	61,546	45,417

Income before income tax expense	14,059	37,706	33,374	26,836	20,365
Income tax expense	3,269	12,082	10,330	7,898	6,214

Net income	$10,790	$25,624	$23,044	$18,938	$14,151

(1)	For the year ended June 30, 2008, noninterest income included a charge of $8.6 million for other-than-temporary impairment of securities.

(2)	For the year ended June 30, 2005, noninterest income included a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds.

(3)	For the year ended June 30, 2008, noninterest expense included merger, integration and restructuring expenses of $0.8 million for the acquisition of Hicksville Building, Loan and Savings Bank and $0.5 million for the acquisition of OC Financial, Inc.

(4)	For the year ended June 30, 2007, noninterest expense included merger, integration and restructuring expense of $0.7 million for the acquisition of retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation.

(5)	For the year ended June 30, 2006, noninterest expense included merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company.

(6)	For the year ended June 30, 2004, noninterest expense included merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp, Inc.

SELECTED FINANCIAL RATIOS AND OTHER DATA:

	For the Years Ended June 30,
	2008	2007	2006	2005	2004

Performance Ratios(1):
Return on average assets	0.33%	0.83%	0.88%	0.79%	0.83%
Return on average equity	3.40	7.92	9.32	8.29	7.46
Return on average tangible equity	5.13	11.71	12.96	12.15	8.72
Interest rate spread	2.56	2.60	2.84	2.97	2.99
Net interest margin, fully taxable equivalent	2.99	3.11	3.29	3.33	3.20
Noninterest expense to average assets	2.59	2.41	2.61	2.57	2.65
Efficiency ratio	72.39	61.45	62.88	66.28	63.28
Average interest-earning assets to average interest bearing liabilities	112.44	114.67	115.28	116.02	108.27
Dividend payout ratio	99.25	40.60	36.13	43.08	51.38
Capital Ratios:
Equity to total assets at end of period	9.55	10.11	10.01	9.47	9.93
Average equity to average assets	9.77	10.50	9.52	9.55	11.09
Tangible capital to adjusted total assets(2)	7.75	7.30	7.45	7.14	7.25
Tier 1 capital to adjusted total assets(2)	7.75	7.30	7.45	7.14	7.25
Tier 1 capital less deductions to risk weighted assets(2)	10.45	9.34	10.18	9.60	10.48
Total capital to risk weighted assets(2)	11.47	10.42	11.16	10.61	12.07
Asset Quality Ratios:
Nonperforming assets as a percent of total assets	2.23	1.26	0.66	0.62	0.65
Allowance for loan losses as a percent of loans	1.07	1.03	0.95	1.00	1.10
Net charge-offs to average loans	0.56	0.16	0.12	0.11	0.23
Allowance for loan losses as a percent of nonperforming loans	55.63	76.12	133.08	144.91	142.01
Per Share Data:
Basic earnings per share	$0.67	$1.51	$1.58	$1.32	$1.11
Diluted earnings per share	0.67	1.49	1.55	1.30	1.09
Dividends declared per common share	0.665	0.605	0.56	0.56	0.56
Tangible book value per share at year-end	12.48	12.64	11.83	11.07	9.83

(1)	For the year ended June 30, 2008, the ratios include a charge of $8.6 million for other-than-temporary impairment of securities and merger, integration and restructuring expenses of $0.8 million for the acquisition of Hicksville Building, Loan and Savings Bank and $0.5 million for the acquisition of OC Financial, Inc. For the year ended June 30, 2007, the ratios include merger, integration and restructuring expense of $0.7 million for the acquisition of retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation. For the year ended June 30, 2006, the ratios include merger, integration and restructuring expense of $2.2 million for the acquisition of The Northern Savings & Loan Company. For the year ended June 30, 2005, the ratios include a charge of $5.2 million for other-than-temporary impairment of securities and a credit of $1.0 million for nontaxable life insurance proceeds. For the year ended June 30, 2004, the ratios include merger, integration and restructuring expense of $2.2 million for the merger with Franklin Bancorp, Inc.

(2)	Regulatory capital ratios as of June 30, 2008 are the combined ratios for First Place Bank and Ohio Central Savings Bank, which merged with First Place Bank in July, 2008. Regulatory capital ratios as of June 30, 2006 are the combined ratios for First Place Bank and Northern, which merged with First Place Bank in July, 2006. Regulatory capital ratios as of June 30, 2004, are the combined ratios for First Place Bank and Franklin Bank, which merged with First Place Bank in July, 2004. For other periods regulatory capital ratios are for First Place Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

First Place Financial Corp. (Company) was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally-chartered mutual savings and loan association to a federally-chartered stock savings association in December 1998. At the time of the conversion, the Company had total assets of approximately $610 million. First Federal Savings Association of Warren originally opened for business in 1922. As of June 30, 2008, the Company had $3.3 billion in total assets.

On June 30, 2008, the Company completed its acquisition of OC Financial, Inc. of Dublin, Ohio (OC Financial), the holding company for Ohio Central Savings (OC Bank). The Company issued 538,631 shares of the Company’s common stock valued at $8 million as consideration for the transaction. As of June 30, 2008, OC Financial had total assets of approximately $68 million, which included $42 million in loans, $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, OC Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank of Hicksville, Ohio (HBLS Bank). The Company paid $4 million in cash as consideration for the transaction. As of the acquisition date, HBLS Bank had total assets of approximately $53 million, which included $33 million in loans, $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

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

On May 7, 2008 the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco), a Cambridge, Ohio financial holding company that owns Advantage Bank. Advantage Bank and its affiliate, Camco Title Agency, offer financial services from 23 offices in Ohio, Kentucky and West Virginia. At June 30, 2008, Camco had approximately $1.0 billion in assets, which included $791 million in net loans and $95 million in investment securities and liabilities of $942 million, which included $731 million in deposits and $193 million in borrowings. The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2008. For additional information on this definitive agreement, see Note 2 to the Consolidated Financial Statements.

Management’s discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and footnotes.

Business Overview

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates 45 retail locations, 2 business financial centers and 20 loan production offices located in Ohio, Michigan, Indiana, Pennsylvania and North Carolina with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company is currently the second largest publicly traded thrift institution in Ohio.

The Company has expanded its asset base and product offerings in order to increase both fee income and net income. Growth has been achieved by increasing market share in current markets, expanding into new markets in the Midwest by opening de novo loan production and banking offices and through acquisitions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be efficiently integrated into current operations and the degree to which they are accretive to capital and earnings.

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company monitors a number of financial measures to assess profitability and various types of risk. Those measures include but are not limited to return on average assets, return on average equity, diluted earnings per share, efficiency ratio, net interest margin, noninterest expense as a percentage of average assets, net portfolio value, nonperforming assets as a percent of total assets, allowance for loan losses as a percent of total loans, allowance for loan losses as a percent of nonperforming loans and tangible equity to tangible assets.

Forward-Looking Statements

When used in this Annual Report, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General.  Assets at June 30, 2008 totaled $3.341 billion compared with $3.226 billion at June 30, 2007, an increase of $115 million or 3.6%. Exclusive of the increase of $121 million from the acquisitions of HBLS Bank and OC Financial, the Company’s assets declined $6 million or 0.2%. We anticipate that future growth will come from a combination of increasing market share in existing markets, the addition of new retail branches, the conversion of loan production offices to business financial centers and acquisitions. Growth by acquisition will be subject to the availability and pricing of appropriate acquisition partners.

Securities available for sale.  Securities available for sale decreased $1 million during fiscal 2008. The $1 million decrease was composed of $15 million of securities acquired in connection with the HBLS Bank and OC Financial acquisitions, sales of $42 million, maturities of $62 million, purchases of $100 million, $9 million in impairment charges and $4 million in other activity (decrease in market value). See the Noninterest Income section of the Comparison of Results of Operations for the Years Ended June 30, 2008 and 2007, for further discussion of the impairment charges. Significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at this time, that all declines in market value in the securities portfolio are temporary.

Loans held for sale.  The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loan originations and a portion of its adjustable-rate residential loan originations. During fiscal 2008, the Company originated $1.281 billion in one-to four-family residential loans and sold $1.163 billion compared to originations of $1.120 billion and sales of $1.005 billion in fiscal 2007. The Company was able to maintain the level of sales activity during fiscal 2008 at a similar level to fiscal 2007 due to the addition of residential loan production offices in Ohio, Indiana and North Carolina.

Loans held for sale totaled $72 million at June 30, 2008, a decrease of $24 million or 24.8% from $96 million at June 30, 2007. The decrease in loans held for sale was due to the higher volume of loans sold and lower volume of mortgage originations during the fourth fiscal quarter of 2008 compared to the same period in 2007.

Loans.  Total loans increased $141 million or 5.6% to $2.649 billion at June 30, 2008, from $2.508 billion at June 30, 2007. This increase was composed of $75 million of loans acquired from HBLS Bank and OC Financial and a net increase of $66 million in loans retained in the portfolio. The internal growth of $66 million represented organic growth of 2.6%. The internal growth during the year was due to an increase of $183 million or 17.5% in commercial loans, partially offset by a decrease of $107 million or 9.9% in mortgage and construction loans and a decrease of $10 million or 2.6% in consumer loans. The Company’s growth in commercial loans during fiscal 2008 brought more diversity and higher yields to the loan portfolio. At June 30, 2008 the portfolio was 38% mortgage and residential construction loans, 47% commercial loans and 15% consumer loans compared with 43% mortgage and construction loans, 42% commercial loans and 15% consumer loans as of June 30, 2007. Management anticipates that internal growth during fiscal 2009 will result in an increase in commercial loans relative to mortgage and construction loans.

Nonperforming Assets.  Nonperforming assets consist of loans past due greater than 90 days, nonaccrual loans, restructured loans and repossessed assets. There were $0.3 million of loans past due over 90 days and still accruing interest as of June 30, 2008 and no loans past due over 90 days and still accruing interest as of June 30, 2007. Nonperforming assets totaled $74.4 million or 2.23% of total assets at June 30, 2008, compared with $40.7 million or 1.26% of total assets at June 30, 2007. At June 30, 2008, nonperforming assets consisted of $50.7 million in nonperforming loans and $23.7 million in real estate owned. At June 30, 2007, nonperforming assets consisted of $34.0 million in nonperforming loans and $6.7 million of real estate owned. The increase in nonperforming assets was due to a $16.7 million increase in nonperforming loans and a $17.0 million increase in real estate owned. The Company works with borrowers to avoid foreclosure if at all possible and if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $17.0 million. The increase in nonperforming loans was composed of $12.2 million of mortgage and construction loans, $1.4 million of commercial loans and $3.1 million of consumer loans. The increase in nonperforming mortgage and construction loans and consumer loans was related to a decline in the local economy, particularly in the automotive industry. This is consistent with both midwest and national trends. Of the total nonperforming loans at June 30, 2008, 97% were secured by real estate. Real estate loans are generally well secured and if these loans do default, the majority of the loan balance is recovered by liquidating the real estate. As of June 30, 2008, the loan portfolio contained $101 million of home builder and land development loans. Historically, loans in this category have the highest delinquency rate. Of these loans, $12.0 million were past due 30 days or more and $6.2 million were nonperforming loans.

At June 30, 2008, the Company held $3.6 million in real estate owned which was held for investment purposes. The Company considers these properties to be performing assets as they are income producing and therefore are not included in any nonperforming asset ratios.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses. Each quarter management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including industry concentrations, delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the loan portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy. In addition to the analysis and procedures just described, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans.

The allowance for loan losses was $28.2 million at June 30, 2008, up $2.3 million from $25.9 million at June 30, 2007. Net charge-offs during fiscal 2008 were $14.5 million, an increase of $10.6 million from fiscal 2007. Net charge-offs as a percent of average loans increased to 0.56% for fiscal 2008 compared with 0.16% for fiscal 2007. Over time, the mix and composition of portfolio loans and nonperforming loans changes. When the Company sets the allowance for loan losses, it is dependent on a detailed analysis of different ratios which may not move in the same direction. As a result, though the ratio of allowance for loan losses as a percent of nonperforming loans at June 30, 2008 decreased from the prior year, the ratio of allowance for loan losses as a percent of loans at June 30, 2008 increased from the prior year. The ratio of the allowance for loan losses to total loans for the Company was 1.07% at June 30, 2008 compared with 1.03% at June 30, 2007. The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the estimated probable incurred credit losses in the loan portfolio at June 30, 2008. The ratio of nonperforming loans to total loans was 1.91% at June 30, 2008, up from 1.35% at June 30, 2007.

Deposits.  Total deposits were $2.369 billion at June 30, 2008, an increase of $128 million, compared with $2.241 billion at June 30, 2007. The increase was comprised of increases of $84 million acquired with HBLS Bank and OC Bank, $40 million in retail deposits and $4 million in brokered deposits. The $40 million increase in retail deposits represented growth of 1.8% during the fiscal year. The largest deposit category was certificates of deposit, which represented 47.5% of deposits at June 30, 2008 compared with 46.8% as of June 30, 2007. The $76 million increase in certificates of deposit during the fiscal year was comprised of increases of $60 million acquired with HBLS Bank and OC Bank, $12 million in retail certificates of deposit and $4 million in brokered deposits. Retail certificates of deposit grew 1.1% during the fiscal year. At June 30, 2008, the Company had $33 million in brokered deposits with original maturities ranging from one to sixty months. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that it will continue to consider brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth.

Short-term Borrowings and Long-term Debt.  Short-term borrowings decreased $30 million to $197 million at June 30, 2008, compared with $227 million at June 30, 2007. The decrease in short-term borrowings was comprised of a net decrease of $35 million in short-term borrowings at the Federal Home Loan Bank partially offset by $5 million acquired with OC Bank. Long-term debt increased $58 million to $424 million at June 30, 2008 compared with $366 million at June 30, 2007. The increase in long-term debt was comprised of $19 million acquired with the HBLS Bank and OC Financial acquisitions and new borrowings of $130 million, partially offset by $3 million in repayments of long-term debt and $88 million in reclassifications to short-term borrowings. During fiscal 2008, the Company borrowed $130 million in long-term fixed-rate advances from the Federal Home Loan Bank with original maturities ranging from 84 to 120 months at rates ranging from 3.04% to 4.55% with a weighted average rate of 3.52%. Included in long-term debt throughout the year were $61 million of junior subordinated debentures. The Company uses short-term borrowings and long-term debt as part of its liquidity management, cash flow, and asset/liability management and considers them to be part of a diversified funding strategy. Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.

Capital Resources.  Total shareholders’ equity decreased $7 million to $319 million at June 30, 2008, compared with $326 million at June 30, 2007. This decrease was primarily composed of $14 million for the repurchase of the Company’s common stock and $11 million of cash dividends, partially offset by $9 million in comprehensive income, $8 million acquired with OC Financial and $1 million for stock issued in connection with employee and director benefit plans. The Company’s Board of Directors authorized separate common stock repurchase programs in March 2007 and August 2007 for the combined repurchase of 1,300,000 shares in open market transactions or in privately negotiated transactions through March 2008. During fiscal 2008, the Company repurchased 880,086 shares at an average price of $16.04 per share. The board authorizations to purchase treasury stock have expired and were not renewed. During fiscal 2007, the Company repurchased 307,920 shares at an average price of $21.25 per share. Stock repurchase programs are a component of the Company’s strategy to invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements. There were no shares repurchased after March 2008 and the board authorizations to purchase treasury stock have expired.

The Company’s common stock dividend policy reflects its earnings outlook, desired payout ratios, the need to maintain adequate capital levels and alternative investment opportunities. Beginning in the second fiscal quarter of 2008, the Company increased the quarterly dividend to $0.17 per share compared with $0.155 per share in 2007. The annual dividend increased to $0.665 in 2008 from $0.605 in 2007. At its regular meeting held on July 22, 2008, the Board of Directors declared a per share cash dividend of $0.085, a 50% reduction compared to the previous three quarters. The Board’s decision to reduce the quarterly cash dividend will preserve existing capital available to support future growth or to be retained in First Place.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2008, the Bank’s capital levels exceeded the levels required to be well capitalized. See the Liquidity section of this report for a discussion of dividends as a source of funding for the Company and dividend restrictions imposed on the Bank by the OTS.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations.  The Company uses a variety of funding sources to finance its earning assets and other activities. These contractual obligations have various terms and maturities that may require the outlay of cash in the future. The Company also enters into contracts such as lease obligations or purchase obligations that commit the Company to make future payments for the acquisition of goods or services needed for the normal conduct of its business. The following table summarizes those obligations as of June 30, 2008 by type and by payment date. The amounts represent the amounts contractually due and do not include any interest, premiums, discounts or other similar carrying value adjustments. Additional information on the terms of these obligations can be found in the referenced note to the consolidated financial statements.

	Financial		More Than	More Than
	Statement		One Year	Three	More Than
	Footnote	One Year	to Three	Years to	Five
	Reference	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)

Funding Obligations
Deposits without a stated maturity		$1,244,361	$—	$—	$—	$1,244,361
Certificates of deposit	9	950,845	156,589	16,774	523	1,124,731
Short-term borrowings	10	197,100	—	—	—	197,100
Long-term debt	10	—	94,733	10,501	319,140	424,374

Total Funding Obligations		2,392,306	251,322	27,275	319,663	2,990,566
Other Obligations
Operating lease obligations	7	2,450	3,549	2,562	11,295	19,856
Purchase obligations		3,756	978	326	—	5,060

Total Other Obligations		6,206	4,527	2,888	11,295	24,916

Total Contractual Obligations		$2,398,512	$255,849	$30,163	$330,958	$3,015,482

Purchase obligations listed above include commitments to purchase retail office facilities and equipment along with long-term commitments for licenses and maintenance agreements.

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

As a lending institution, the Company makes commitments to lend money before loans are disbursed in order to serve the needs of borrowers. At June 30, 2008, the Company had commitments to make loans totaling $119 million and these loan commitments are similar in form and terms to loans previously originated by the Company. They are underwritten using the same policies and criteria the Company uses to underwrite loans. Therefore, these commitments do not present credit risks that are different from the credit risks in the existing loan portfolio. The Company does have interest rate risk on loan commitments and loans held for sale between the time a rate commitment is made to the borrower and the time the Company contracts for the sale of the loan. This risk is minimized by issuing commitments to sell loans or mortgage-backed securities to offset this interest rate risk. At June 30, 2008, the Company had $48 million in mortgage loan commitments that are in the form of obligations to sell mortgage backed securities of like maturity and coupon to the loan commitments. In addition, at June 30, 2008, the Company had a funding obligation represented by $296 million in unused lines and letters of credit and $138 million in construction loan funds approved that the borrower has not yet requested be advanced.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria as commercial loans. Therefore, these standby letters of credit represent the same risk to the Company as a loan to that commercial loan customer would. At June 30, 2008, the Company had $2.2 million in standby letters of credit outstanding with an average remaining term of 11 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of this obligation has been recorded in the form of unearned fees.

In December 2003, the Company formed two affiliated trusts that issued $30.0 million of Guaranteed Capital Trust Securities. In September 2005 the Company formed an additional affiliated trust that issued an additional $30.0 million of Guaranteed Capital Trust Certificates. These affiliates used the equity capital from the Company and the proceeds of the Guaranteed Capital Trust Securities to purchase Junior Subordinated Deferrable Interest

Debentures from the Company. The affiliates have no other operations. Based on the structure, nature and purpose of these affiliated trusts, the Company has accounted for them using the equity method, and therefore, they have not been included in the consolidated financial statements. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see the discussion of Commitments, Contingencies and Guarantees in Notes 1 and 15 of the Notes to the Consolidated Financial Statements.

Comparison of Results of Operations for Years Ended June 30, 2008 and 2007

General.  For the year ended June 30, 2008, the Company recorded net income of $10.8 million, a decrease of 57.9% or $14.8 million, from net income of $25.6 million for the year ended June 30, 2007. Diluted earnings per share for the year ended June 30, 2008 were $0.67, a decrease of 55.0% compared to $1.49 for the year ended June 30, 2007. The current year was negatively impacted by provision for loan losses, impairment of securities, real estate owned expense and merger costs associated with the acquisitions of HBLS Bank and OC Financial and the prior year was negatively impacted by merger costs associated with the purchase of retail banking offices from Citizens. For fiscal 2008, returns on average equity (ROE) and average assets (ROA) were 3.40% and 0.33%, respectively, compared to 7.92% and 0.83% for fiscal 2007.

Net interest income, loan servicing income, net gains on sales of loans, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of activity in interest rates over the past two years is helpful in understanding changes in volumes and the levels of certain income statement categories. The chart below indicates the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year treasury bond rate, the target federal funds rate and the difference between the two rates.

	U.S. 10-Year	Target
Date	Treasury Bond Rate	Federal Funds Rate	Difference

6/30/2006	5.15%	5.25%	(0.10)%
9/30/2006	4.64%	5.25%	(0.61)%
12/31/2006	4.71%	5.25%	(0.54)%
3/31/2007	4.65%	5.25%	(0.60)%
6/30/2007	5.03%	5.25%	(0.22)%
9/30/2007	4.59%	4.75%	(0.16)%
12/31/2007	4.04%	4.25%	(0.21)%
3/31/2008	3.45%	2.25%	1.20%
6/30/2008	3.99%	2.00%	1.99%

While long-term rates, represented by the 10-year U.S. treasury rate, have declined 116 basis points over the past two years, short-term rates, as represented by the targeted federal funds rate, declined 325 basis points during the same period. As a result, the yield curve, which had an inverted slope at June 30, 2006, and remained inverted through fiscal 2007, changed to a positive sloped yield curve during fiscal 2008.

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statement of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2008, totaled $189.7 million, an increase of $3.2 million from $186.5 million for the year ended June 30, 2007. Interest income on loans totaled $174.1 million for the year ended June 30, 2008, compared to $170.7 million for the year ended June 30, 2007, an increase of $3.4 million. The increase in interest income on loans was primarily due to an increase of $130.1 million in the average balance of loans, partially offset by a decrease in the average yield on loans of 0.20% to 6.53% for fiscal 2008 compared with 6.73% for the prior fiscal year. The yield on loans decreased as loans originated in prior years were paid off and were replaced by loans with lower current market rates. In addition, the mix of loans in the portfolio changed to include a greater percentage of commercial loans, which carry yields based on a variable rate index (prime rate) that decreased 3.25% during fiscal 2008. Interest income on securities decreased $0.2 million and totaled $15.6 million for the year ended June 30, 2008, compared with $15.8 million for the prior year. The decrease in interest income on securities was due to a 21 basis point decrease in the average yield, partially offset by a $8.2 million increase in the average balance of securities.

Interest expense for the year ended June 30, 2008, was $102.0 million, an increase of $2.5 million from $99.5 million for the prior year ended June 30, 2007. Interest expense on deposits increased $4.5 million to $74.1 million for the year ended June 30, 2008, from $69.6 million for the year ended June 30, 2007 due to an increase in average interest-bearing deposit balances, partially offset by a slight decrease in the average cost of deposits. Average interest-bearing deposit balances increased $171.3 million to $2.058 billion for the year ended June 30, 2008, compared with $1.886 billion for the year ended June 30, 2007. The primary reason for the increase in average interest-bearing deposits was the purchase of retail banking offices with deposit balances of $200 million from Citizens in April 2007, the HBLS Bank acquisition in October 2007 which included $40 million in deposits and an increase of $40 million in retail deposits during fiscal 2008. The average cost of deposits decreased 9 basis points to 3.60% for fiscal 2008 compared with 3.69% for the previous year. That decrease was due to the decrease in short-term interest rates which impacted both the cost of certificates of deposit and nonmaturity deposit accounts. Interest expense on short-term borrowings decreased $6.7 million to $5.3 million from $12.0 million for the prior year due to a decrease in average short-term borrowings and lower average short-term interest rates during fiscal 2008 than in fiscal 2007. The $110.7 million reduction of average short-term borrowings from fiscal 2007 to fiscal 2008 was due primarily to the $164 million in cash received from the Citizens acquisition in April 2007 that was used to reduce short-term borrowings and the additional long-term debt incurred to lock in historically low interest rates. Interest expense on long-term borrowings increased $4.8 million and was $22.6 million for the year ended June 30, 2008, up from $17.8 million for the prior year. The increase was primarily due to an increase of $112.3 million in the average balance of long-term borrowings, partially offset by lower average long-term interest rates during fiscal 2008 than in fiscal 2007. The cost of long-term borrowings includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through 2010. Interest rate swap amortization expense was $0.9 million for fiscal 2008 compared with $1.0 million for fiscal 2007. Scheduled interest rate swap amortization for fiscal 2009 is $0.9 million.

For additional information on borrowings and interest rate swaps, see Short-Term Borrowings and Long-Term Debt in Note 10 of the Notes to the Consolidated Financial Statements and Interest Rate Swaps in Note 16 of the Notes to the Consolidated Financial Statements.

Net interest income for the year ended June 30, 2008 totaled $87.6 million versus $87.0 million for the year ended June 30, 2007, an increase of $0.6 million. This increase was due primarily due to a $139.2 million increase in interest-earning assets which was driven by loan growth, the Citizens acquisition near the end of fiscal 2007 and the HBLS Bank acquisition in October 2007. Both asset yields and liability costs decreased during fiscal 2008 as older loans and certificates of deposits matured or were paid off and were replaced by new instruments at lower interest rates. The net result was a four basis point decrease in the interest rate spread. The net interest margin decreased 12 basis points to 2.99% for fiscal 2008 compared with 3.11% for fiscal 2007. Both spread and net interest margin decreased due to the average yield on interest-earnings assets decreasing more than the average cost on interest-bearing liabilities and the average balance of interest-bearing liabilities increasing more than the average balance of interest-earning assets during fiscal 2008.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

	Year Ended June 30,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)

ASSETS
Interest-earning assets
Loans and loans held for sale(1)	$2,669,016	$174,242	6.53%	$2,538,934	$170,839	6.73%	$2,098,888	$135,091	6.44%
Securities and interest-bearing deposits(1)(2)	280,488	14,942	5.33	272,292	15,074	5.54	288,216	13,356	4.63
Federal Home Loan Bank stock	33,913	2,025	5.97	32,958	1,997	6.06	29,702	1,589	5.35

Total interest-earning assets	2,983,417	191,209	6.41	2,844,184	187,910	6.61	2,416,806	150,036	6.21
Noninterest-earning assets
Cash and due from banks	44,619			53,569			53,324
Allowance for loan losses	(27,610)			(23,519)			(19,740)
Other assets	243,756			206,711			162,367

Total assets	$3,244,182			$3,080,945			$2,612,757

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$154,339	$814	0.53%	$141,751	$686	0.48%	$117,699	$512	0.43%
Savings and money market accounts	810,219	23,421	2.89	764,016	22,500	2.94	648,860	15,218	2.35
Certificates of deposit	1,093,153	49,848	4.56	980,634	46,458	4.74	756,359	28,526	3.77

Total deposits	2,057,711	74,083	3.60	1,886,401	69,644	3.69	1,522,918	44,256	2.91
Borrowings
Short-term	129,157	5,335	4.13	239,877	12,010	5.01	270,635	11,114	4.11
Long-term	466,367	22,628	4.85	354,056	17,805	5.03	302,931	15,269	5.04

Total interest-bearing liabilities	2,653,235	102,046	3.85	2,480,334	99,459	4.01	2,096,484	70,639	3.37
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	231,921			231,302			233,390
Other liabilities	42,092			45,734			35,677

Total liabilities	2,927,248			2,757,370			2,365,551
Shareholders’ equity	316,934			323,575			247,206

Total liabilities and shareholders equity	$3,244,182			$3,080,945			$2,612,757

Fully tax-equivalent net interest income		89,163			88,451			79,397
Interest rate spread			2.56%			2.60%			2.84%

Net interest margin			2.99%			3.11%			3.29%

Average interest-earning assets to average interest-bearing liabilities			112.44%			114.67%			115.28%

Tax-equivalent adjustment		1,537			1,446			983

Net interest income		$87,626			$87,005			$78,414

(1)	Interest income and average yields are stated on a fully taxable equivalent basis.

(2)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

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

	Year Ended June 30, 2008			Year Ended June 30, 2007
	Compared to Year Ended			Compared to Year Ended
	June 30, 2007			June 30, 2006
	Increase (Decrease)			Increase (Decrease)
		Due to			Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)

Interest-Earning Assets
Loans and loans held for sale	$8,582	$(5,179)	$3,403	$29,427	$6,321	$35,748
Securities and interest-bearing deposits	448	(580)	(132)	(774)	2,492	1,718
Federal Home Loan Bank stock	58	(30)	28	184	224	408

Total interest-earning assets	9,088	(5,789)	3,299	28,837	9,037	37,874
Interest-Bearing Liabilities
Checking accounts	59	69	128	111	63	174
Savings and money market accounts	1,315	(394)	921	3,016	4,266	7,282
Certificate of deposit	5,199	(1,809)	3,390	9,601	8,331	17,932
Short-term borrowings	(4,835)	(1,840)	(6,675)	(1,359)	2,255	896
Long-term borrowings	5,479	(656)	4,823	2,566	(30)	2,536

Total interest-bearing liabilities	7,217	(4,630)	2,587	13,935	14,885	28,820

Net change in net interest income	$1,871	$(1,159)	$712	$14,902	$(5,848)	$9,054

Provision for Loan Losses.  The provision for loan losses was $16.5 million for fiscal 2008, which represents an increase of $9.1 million from $7.4 million for fiscal 2007. Net charge-offs during fiscal 2008 were $14.5 million, an increase of $10.6 million from fiscal 2007. Net charge-offs as a percent of average loans increased to 0.56% for fiscal 2008 compared with 0.16% for fiscal 2007. Nonperforming loans increased $16.7 million or 49.1% to $50.7 million at June 30, 2008, compared with $34.0 million at June 30, 2007. The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the estimated probable incurred credit losses in the loan portfolio at June 30, 2008. The allowance for loan losses as a percent of loans increased to 1.07% at June 30, 2008, from 1.03% a year earlier.

Noninterest Income.  Noninterest income decreased 16.5% to $27.0 million for the year ended June 30, 2008, from $32.3 million for the prior year ended June 30, 2007. The decrease was due primarily to a charge for impairment of securities, and decreases in loan servicing income and other income — nonbank subsidiaries, partially offset by increases in service charges and fees on deposit accounts, mortgage banking gains and gain on sale of loan servicing rights.

Accounting principles generally accepted in the United State of America require a company to make a determination whether impairment is temporary or other-than-temporary. Among other determining factors, other-than-temporary impairment occurs when the market value of a security falls significantly below amortized cost and there is a low probability of the security recovering its loss in the near term. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

For the year ended June 30, 2008, other-than-temporary impairment of securities was $8.6 million compared to none in the prior year. The impairment of securities was composed of a $5.5 million charge related to Fannie Mae and Freddie Mac preferred stock, a $2.9 million charge related to two mutual fund securities and a $0.2 million charge related to equity securities. Recent capital restructuring at Fannie Mae and Freddie Mac and developments in the residential mortgage business have resulted in impairment of these securities. Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae and Freddie Mac, management was unable to determine when or if this impairment will be reversed in the foreseeable future. At June 30, 2008, the Company owned 250,000 shares of series F and 145,000 shares of series G of Fannie Mae preferred stock with a value of $9.3 million. During fiscal 2008, the Company sold all of the Freddie Mac preferred stock that it previously owned. The two mutual funds were primarily invested in agency backed and privately issued mortgage securities that did not have any significant exposure to subprime mortgages. Changes in the interest rate environment and the market for mortgage-backed securities along with downgrades of the ratings of individual mortgage-backed securities within these funds has led management to conclude that these securities are other-than-temporarily impaired. During fiscal 2008, the Company sold one of the mutual funds and the remaining fund has a current value of $15.5 million at June 30, 2008. The equity securities that were other-than-temporarily impaired had a value of $42 at June 30, 2008. The $8.6 million impairment charge did not have any effect on total capital or the net asset value of the securities as they had already been written down to their market value as available for sale securities with the corresponding charge recorded in other comprehensive income.

Loan servicing income decreased $1.2 million to $0.1 million for fiscal 2008 compared with $1.3 million for fiscal 2007. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Interest rates were at lower levels two years ago on June 30, 2006. During the past three years, both short-term and long term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the past two years.

	Year Ended June 30,
	2008	2007
	(Dollars in thousands)

Loan servicing income
Loan servicing revenue net of amortization	$150	$1,228
Change in impairment of MSRs	(100)	111

Total loan servicing income (loss)	$50	$1,339

Loan servicing income decreased due primarily to the sale of 50% of the loan servicing portfolio in September, 2007. The increase in impairment was due to long-term interest rates declining during fiscal 2008 compared with long-term interest rates rising during fiscal 2007. At June 30, 2008, there was $0.1 million of allowance for impairment of MSRs.

Other income — nonbank subsidiaries decreased 21.3% or $1.3 million to $4.8 million for fiscal 2008 compared with $6.1 million for fiscal 2007. The decrease in other income — nonbank subsidiaries was due primarily to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

Service charges and fees on deposit accounts increased 29.7% or $1.9 million to $8.3 million for fiscal 2008 compared with $6.4 million for fiscal 2007. The increase in service charges and fees on deposit accounts was due primarily to the increase in volume of accounts from the increase in accounts from the Citizens acquisition in April, 2007 and to a lesser extent the acquisition of HBLS Bank in October, 2007.

Mortgage banking gains increased 29.2% or $2.1 million to $9.3 million for fiscal 2008 from $7.2 million for fiscal 2007. Gains in fiscal 2008 averaged 80 basis points on $1.163 billion in sales compared with 73 basis points on $1.005 billion of loan sales in fiscal 2007. The increase in mortgage banking gains was due to increases of $1.0 million due to the January 1, 2008 adoption of Staff Accounting Bulletin 109 issued by the Securities and Exchange Commission and $1.1 million due to increases in the basis point spread and volume of loans sold. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In conjunction with stable residential mortgage interest rates during fiscal 2008, the Company was able to maintain mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers purchasing homes over customers seeking to refinance their existing homes.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights with a cost basis of $10.5 million, approximately 50% of its loan servicing rights portfolio, during September 2007. Gain on the sale of these loan servicing rights was $2.0 million in fiscal 2008 compared with no gain in the prior year. Historically the Company has sold loans on both a servicing retained and a servicing released basis. Management plans to consider additional sales of MSRs in the future depending on the size of the servicing asset relative to total assets and based on the current market for the sale of MSRs. As of June 2008, the Company was selling approximately 50% of loans with servicing released compared with less than 10% in prior years. As a result, the Company anticipates that the MSR asset will grow significantly slower in fiscal 2009 than in prior years.

Net gain on sale of securities was $0.7 million for fiscal 2008 compared with $0.4 million for fiscal 2007. Securities may be sold to generate changes in liquidity, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities are currently or will be a major component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2008 totaled $84.1 million compared to $74.2 million for the year ended June 30, 2007, an increase of $9.9 million or 13.3%. Annualized noninterest expense as a percent of average assets was 2.59% for fiscal 2008 compared with 2.41% for fiscal 2007. The primary reason for the increase in noninterest expense was the operating expense for the increases in retail branch locations and loan production offices and the increase in real estate owned expense, partially offset by a decrease in state and local taxes. Salaries and employee benefits increased 13.6% or $4.9 million to $40.9 million in fiscal 2008 compared with $36.0 million in fiscal 2007. For the year ended June 30, 2008, occupancy and equipment increased $1.5 million to $13.1 million and merger, integration and restructuring expense increased $0.5 million to $1.2 million. The increases in salaries and employee benefits and occupancy and equipment were related to the increases in retail branch locations and loan production offices. At March 31, 2007, the Company had 34 branch locations. In April 2007, seven branches were acquired from Citizens. During the second quarter of fiscal 2008, the HBLS Bank was acquired and a de novo branch was opened. During the fourth quarter of fiscal 2008, OC Financial was acquired bringing the total number of retail branches to 45 or a 32.4% increase from March 31, 2007. Real estate owned expense increased $2.9 million to $3.6 million for fiscal 2008 compared with $0.7 million for fiscal 2007. The increase in real estate owned expense was due primarily to the volume of properties added to real estate owned over the past fiscal year. State and local tax expense decreased $0.3 million or 33.3% to $0.9 million for fiscal 2008 as compared to $1.2 million for fiscal 2007.

Provision for Income Taxes.  Income tax expense for the current fiscal year was $3.3 million, a decrease of $8.8 million from the prior year expense of $12.1 million. The decrease in the income tax expense was due to the decrease in pretax income. The effective tax rate for the current fiscal year was 23.3% compared with 32.0% for the prior fiscal year. The decrease in the overall effective tax rate was primarily due to a decrease in pretax income while nontaxable income from municipal securities and insurance contracts remained relatively constant.

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

	U.S. 10-Year	Target
Date	Treasury Bond Rate	Federal Funds Rate	Difference

6/30/2005	3.94%	3.25%	0.69%
9/30/2005	4.34%	3.75%	0.59%
12/31/2005	4.39%	4.25%	0.14%
3/31/2006	4.86%	4.75%	0.11%
6/30/2006	5.15%	5.25%	(0.10)%
9/30/2006	4.64%	5.25%	(0.61)%
12/31/2006	4.71%	5.25%	(0.54)%
3/31/2007	4.65%	5.25%	(0.60)%
6/30/2007	5.03%	5.25%	(0.22)%

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

Noninterest Income.  Noninterest income increased 11.4% to $32.3 million for the year ended June 30, 2007, from $29.0 million for the prior year ended June 30, 2006. The increase was due primarily to increases in service charges and fees on deposit accounts, net gains on sale of securities, insurance commission income and other income — nonbank subsidiaries, partially offset by a decrease in gain on sale of loan servicing rights.

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

Insurance commission income increased 27.3% or $0.7 million to $3.6 million for fiscal 2007 compared to $2.9 million for fiscal 2006 due to the acquisition of Insurance Center of Warren by the Company’s wholly-owned subsidiary First Place Insurance Agency, Ltd. in the last half of fiscal 2006. Other income — nonbank subsidiaries increased 20.5% or $1.0 million to $6.1 million in fiscal 2007 compared to $5.1 million for fiscal 2006 primarily due to an increase in the level of commissions generated by the Company’s real estate and wealth management affiliates.

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

Mortgage banking gains increased 22.2% or $1.3 million to $7.2 million for fiscal 2007 from $5.9 million for fiscal 2006. Gains in fiscal 2007 averaged 73 basis points on $992 million in sales compared with 59 basis points on $999 million of loan sales in fiscal 2006. The primary reason for the increase in basis points was due to the Company taking advantage of periods of falling rates during fiscal 2007 by conducting loan sales during these periods. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In conjunction with stable interest rates during fiscal 2007, the Company was able to maintain mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers purchasing homes over customers seeking refinances of their existing homes.

Loan servicing income was $1.3 million for fiscal 2007 compared with $1.3 million for fiscal 2006. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Interest rates were at lower levels two years ago on June 30, 2005. During the past two years, both short-term and long term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the past two years.

	Year Ended June 30,
	2007	2006
	(Dollars in thousands)

Loan servicing income
Loan servicing revenue net of amortization	$1,228	$785
Change in impairment of MSRs	111	517

Total loan servicing income (loss)	$1,339	$1,302

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

Other income — bank decreased 4.6% or $0.3 million to $7.1 million for fiscal 2007 compared with $7.4 million for fiscal 2006 due primarily to a $0.3 million decrease in fees generated on the origination of letters of credit.

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

At June 30, 2008, the Company had $121 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, at June 30, 2008, the Company had the ability to borrow an additional $12 million from the Federal Home Loan Bank based on assets currently pledged under blanket pledge agreements, and $6 million on unsecured commercial bank lines of credit. At June 30, 2008, the outstanding balance on the unsecured lines of credit was $29 million. This compared to $133 million of cash and unpledged securities and Federal Home Loan Bank availability of $101 million and $35 million of availability in unsecured commercial bank lines of credit at June 30, 2007. Potential cash available as measured by liquid assets and borrowing capacity has decreased $130 million during fiscal 2008 due primarily to reductions in securities and in borrowing capacity at the Federal Home Loan Bank caused by changes in the mix and asset quality characteristics in the loan portfolio. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At June 30, 2008, the Company had $33 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Additionally, the Company has the ability to borrow approximately $12 million from the Federal Reserve Bank system. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. The Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the holding company to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and to fund operating expenses. At June 30, 2008, the holding company had cash and unpledged securities of $12 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. As of June 30, 2008, the Bank could pay approximately $12 million of dividends without OTS approval. Future dividend payments by the Bank beyond the $12 million currently available would be based upon future earnings or the approval of the OTS.

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of credit issue. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At June 30, 2008, the Company had $13.6 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss the allowance for loan losses would need to increase by approximately $7.9 million.

Mortgage Servicing Rights.  When the Company sells a mortgage loan and retains the rights to service that loan, the amortized cost of the loan is allocated between the loan sold and the mortgage servicing right retained. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent bulk and flow sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. The following table indicates how changes in assumptions about the prepayment speeds in the mortgage loan servicing portfolio would affect the fair value of the portfolio, as of the date of the most recent outside quarterly evaluation date, May 31, 2008.

Fair Value
(Dollars in thousands)

Fair Value of Mortgage Servicing Rights	$17,115
Fair Value of Mortgage Servicing Rights assuming:
20% increase in prepayment speeds	15,724
40% increase in prepayment speeds	14,577

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

Other-than-temporary Impairment of Securities.  The Company monitors securities in its portfolio for other-than-temporary impairment. The Company considers various factors in determining if impairment is other-than-temporary, including but not limited to the length of time and extent the security’s fair value has been less than cost, the financial condition and external credit ratings of the issuer, the Company’s intent and ability to hold the security for a period sufficient to allow for an anticipated recovery in fair value and general market conditions. In determining if impairment is other-than-temporary in nature, the Company must use certain judgments and assumptions in interpreting market data for the likelihood of recovery in fair value. Securities are written down to fair value when a decline in fair value is other-than-temporary. Other-than-temporary valuation losses on securities are reported in the Consolidated Statements of Income under the Noninterest Income caption “Other-than-temporary impairment of securities.”

Subsequent Events

On September 7, 2008, in a joint statement issued by the U.S. Secretary of the Treasury and by the director of the newly formed Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac were placed under the conservatorship of the FHFA. The actions by the FHFA greatly diminished the market value of Company’s preferred shares of Fannie Mae held in its securities portfolio. At June 30, 2008, the fair value of Fannie Mae preferred stock owned by the Company was $9.3 million. The market value of these preferred securities on September 8, 2008 was $1.3 million, or $8.0 million less than the Company’s carrying value, or $5.2 million net of tax. The Company anticipates recording an other-than-temporary impairment charge in the quarter ended September 30, 2008. Any charge recorded for other-than-temporary impairment at September 30, 2008 could be different from the impairment that existed on September 8, 2008.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of June 30, 2008, and a year earlier and are based on an instantaneous change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

Basis Point	June 30, 2008	June 30, 2007
Change in	Net Portfolio	Net Portfolio
Rates	Value Ratio	Value Ratio

+200	9.65%	8.39%
+100	10.27%	9.76%
Base	10.58%	10.92%
−100	10.57%	11.85%
−200	10.42%	12.60%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at June 30, 2008, indicate the Company is exposed to a decline in NPV if interest rates rise and would remain almost level in NPV if interest rates fell. In addition, the NPV projections indicate that the Company has experienced a decrease in its exposure to rising interest rates and a decrease in its potential benefit from falling interest rates at June 30, 2008 compared to June 30, 2007. The NPV ratio for no change in rates has decreased 34 basis points at June 30, 2008 compared to June 30, 2007. This model indicates what would be likely to happen given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
First Place Financial Corp.
Warren, Ohio

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Crowe Horwath LLP
Cleveland, Ohio
September 11, 2008

Consolidated Statements of Financial Condition

	At June 30,
	2008	2007
	(Dollars in thousands, except per share data)

ASSETS
Cash and due from banks	$59,483	$77,226
Interest-bearing deposits in other banks	4,151	9,989
Fed funds sold	5,608	—
Securities available for sale	284,433	285,242
Loans held for sale	72,341	96,163
Loans	2,648,777	2,507,692
Less allowance for loan losses	28,216	25,851

Loans, net	2,620,561	2,481,841
Federal Home Loan Bank stock	35,761	33,209
Premises and equipment, net	40,089	45,639
Premises held for sale, net	13,555	—
Goodwill	93,626	91,692
Core deposit and other intangibles	13,573	16,678
Other assets	97,865	88,534

Total assets	$3,341,046	$3,226,213

LIABILITIES
Deposits
Noninterest-bearing checking	$248,851	$242,068
Interest-bearing checking	159,874	154,941
Savings	475,835	390,462
Money markets	359,801	404,248
Certificates of deposit	1,124,731	1,048,977

Total deposits	2,369,092	2,240,696
Short-term borrowings	197,100	226,633
Long-term debt	424,374	366,530
Other liabilities	31,513	66,167

Total liabilities	3,022,079	2,900,026

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	214,216	215,358
Retained earnings	131,770	131,893
Unearned employee stock ownership plan shares	(3,531)	(3,858)
Treasury stock, at cost, 1,141,403 shares at June 30, 2008 and 878,608 shares at June 30, 2007	(19,274)	(15,040)
Accumulated other comprehensive loss, net	(4,395)	(2,347)

Total shareholders’ equity	318,967	326,187

Total liabilities and shareholders’ equity	$3,341,046	$3,226,213

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

	Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands, except
	per share data)

Interest income
Loans, including fees	$174,098	$170,683	$134,936
Securities
Taxable	10,538	10,787	10,702
Tax exempt	2,118	1,803	1,143
Dividends	2,918	3,191	2,272

Total interest income	189,672	186,464	149,053
Interest expense
Deposits	74,083	69,644	44,256
Short-term borrowings	5,335	12,010	11,114
Long-term debt	22,628	17,805	15,269

Total interest expense	102,046	99,459	70,639

Net interest income	87,626	87,005	78,414
Provision for loan losses	16,467	7,391	5,875

Net interest income after provision for loan losses	71,159	79,614	72,539
Noninterest income
Service charges and fees on deposit accounts	8,346	6,436	5,505
Net gains (losses) on sale of securities	742	430	(943)
Other-than-temporary impairment of securities	(8,611)	—	—
Mortgage banking gains	9,257	7,240	5,922
Gain on sale of loan servicing rights	1,961	—	1,841
Loan servicing income	50	1,339	1,302
Other income — bank	6,747	7,066	7,408
Insurance commission income	3,630	3,633	2,853
Other income — nonbank subsidiaries	4,843	6,144	5,097

Total noninterest income	26,965	32,288	28,985
Noninterest expense
Salaries and employee benefits	40,875	35,951	32,654
Occupancy and equipment	13,140	11,577	10,089
Professional fees	2,781	3,010	2,816
Loan expenses	2,117	2,121	2,716
Marketing	2,684	2,535	2,005
Merger, integration and restructuring expense	1,241	749	2,173
State and local taxes	897	1,239	1,407
Amortization of intangible assets	4,346	4,321	3,655
Real estate owned expense	3,584	726	627
Other	12,400	11,967	10,008

Total noninterest expense	84,065	74,196	68,150

Income before income tax expense	14,059	37,706	33,374
Income tax expense	3,269	12,082	10,330

Net income	$10,790	$25,624	$23,044

Earning per share
Basic	$0.67	$1.51	$1.58
Diluted	$0.67	$1.49	$1.55

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

							Accumulated
		Additional		Unearned	Unearned		Other
	Common	Paid-in	Retained	ESOP	RRP	Treasury	Comprehensive
	Stock	Capital	Earnings	Shares	Shares	Stock	Income (Loss)	Total
	(Dollars in thousands, except per share data)

Balance at June 30, 2005	$181	$188,931	$101,878	$(5,045)	$(1,134)	$(44,638)	$(3,517)	$236,656
Comprehensive income —
Net income			23,044					23,044
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(2,350)	(2,350)
Loss on termination of interest rate swaps reclassified into income, net of tax							808	808

Total comprehensive income								21,502
Cash dividends declared ($0.56 per share)			(8,165)					(8,165)
Commitment to release employee stock ownership plan shares (59,352 shares)		779		593				1,372
Reclassification of unearned RRP shares		(1,134)			1,134			—
Commitment to release recognition and retention plan shares (3,020 shares)		52						52
Stock options exercised (97,470 shares)		(245)				1,409		1,164
Issuance of 2,288,798 shares of stock for acquisition of The Northern Savings & Loan Company		25,266				32,824		58,090
Issuance of 21,358 shares of stock for acquisition of Insurance Center Warren Agency, Inc.		241				309		550
Stock option expense		113						113
Tax benefit related to exercise of stock options		240						240

Balance at June 30, 2006	181	214,243	116,757	(4,452)	—	(10,096)	(5,059)	311,574
Comprehensive income —
Net income			25,624					25,624
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							2,092	2,092
Loss on termination of interest rate swaps reclassified into income, net of tax							620	620

Total comprehensive income								28,336
Cash dividends declared ($0.605 per share)			(10,488)					(10,488)
Commitment to release employee stock ownership plan shares (59,352 shares)		733		594				1,327
Commitment to release recognition and
retention plan shares (3,055 shares)		66						66
Purchase of 307,920 shares of common stock						(6,543)		(6,543)
Stock options exercised (110,540 shares)		(224)				1,599		1,375
Stock option expense		224						224
Tax benefit related to exercise of stock options		316						316

Balance at June 30, 2007	181	215,358	131,893	(3,858)	—	(15,040)	(2,347)	326,187
Comprehensive income —
Net income			10,790					10,790
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects							(2,656)	(2,656)
Loss on termination of interest rate swaps reclassified into income, net of tax							608	608

Total comprehensive income								8,742
Cash dividends declared ($0.665 per share)			(10,913)					(10,913)
Commitment to release employee stock ownership plan shares (41,548 shares)		83		327				410
Commitment to release recognition and retention plan shares (2,863 shares)		61						61
Issuance of 538,631 shares of stock for acquisition of OC Financial, Inc.		(1,306)				8,842		7,536
Purchase of 880,086 shares of common stock						(14,116)		(14,116)
Stock options exercised (61,550 shares)		(290)				1,040		750
Stock option expense		220						220
Tax benefit related to exercise of stock options		90						90

Balance at June 30, 2008	$181	$214,216	$131,770	$(3,531)	$—	$(19,274)	$(4,395)	$318,967

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Cash flows from operating activities
Net income	$10,790	$25,624	$23,044
Adjustment to reconcile net income to net cash from operating activities
Depreciation	4,543	3,347	2,788
Provision for loan losses	16,467	7,391	5,875
Provision (recovery) for impaired mortgage servicing rights	100	(111)	(517)
Amortization, net of accretion	7,760	7,724	8,719
Other than temporary impairment of securities	8,611	—	—
Securities (gains) losses	(742)	(430)	943
Proceeds from sales of loans and securitized loans held for sale	1,166,657	984,879	998,685
Originations and purchases of loans held for sale	(1,183,248)	(913,547)	(942,991)
Gain on sale of loan servicing rights	(1,961)	—	(1,841)
Mortgage banking gains	(9,046)	(7,240)	(5,623)
Gain on sale of other loans	(211)	—	(299)
Loss on sale of real estate owned	526	244	—
(Gain) loss on disposal of premises and equipment	(1)	80	110
Stock dividends and partnership earnings	(866)	(913)	(1,692)
Employee stock ownership plan expense	410	1,327	1,372
Recognition and retention plan expense	61	66	52
Tax benefit from stock options exercised	(90)	(316)	(240)
Stock-based compensation	220	224	113
Increase in cash surrender value of bank owned life insurance	(1,229)	(1,171)	(1,151)
Change in —
Other assets	(4,797)	(9,381)	(17,183)
Other liabilities	(27,256)	33,022	(2,075)
Deferred loan fees	96	1,942	(943)
Deferred taxes	(6,694)	785	(2,120)

Net cash from operating activities	(19,900)	133,546	65,026
Cash flows from investing activities
Securities available for sale
Proceeds from sales	42,097	19,500	42,055
Proceeds from maturities, calls and principal paydowns	61,928	44,530	47,823
Purchases	(99,788)	(44,140)	(70,619)
Net change in interest-bearing deposits in other banks	19,550	(5,384)	(4,605)
Net change in loans	(105,962)	(168,157)	(314,924)
Proceeds from sale of loans	52,978	19,861	10,734
Proceeds from sales of loan servicing rights	11,877	—	12,828
Proceeds from sales of real estate owned	5,688	3,014	—
Premises and equipment expenditures, net	(7,545)	(10,799)	(10,291)
Cash received from OC Financial, Inc.	618	—	—
Cash paid for Hicksville Building, Loan and Savings Bank, net of cash acquired	(3,885)	—	—
Cash received from Republic Bancorp, Inc. and Citizens Banking Corporation, net of cash paid for branch acquisition	—	164,442	—
Cash paid for The Northern Savings & Loan Company, net of cash acquired	—	—	(8,257)
Cash paid for Insurance Center of Warren Agency, Inc., net of cash acquired	—	—	(503)
Investment in nonbank affiliates	(275)	(345)	(276)

Net cash from investing activities	(22,719)	22,522	(296,035)
Cash flows from financing activities
Net change in deposits	45,247	(20,665)	97,421
Net change in short-term borrowings	(123,352)	(196,438)	97,479
Proceeds from long-term debt	130,000	125,032	135,303
Repayment of long-term debt	(2,830)	(44,337)	(72,076)
Cash dividends paid	(10,913)	(10,488)	(8,165)
Proceeds from stock options exercised	750	1,375	1,164
Tax benefit from stock options	90	316	240
Purchases of common stock	(14,116)	(6,543)	—

Net cash from financing activities	24,876	(151,748)	251,366

Net change in cash and cash equivalents	(17,743)	4,320	20,357
Cash and due from banks at beginning of year	77,226	72,906	52,549

Cash and due from banks at end of year	$59,483	$77,226	$72,906

Supplemental cash flow information —
Cash payments of interest expense	$100,797	$96,841	$68,983
Cash payments of income taxes	12,593	8,595	14,463
Supplemental noncash disclosures —
Stock portion of acquisition price of OC Financial, Inc.	7,536	—	—
Stock portion of acquisition price of The Northern Savings & Loan Company	—	—	58,090
Stock portion of acquisition price of Insurance Center of Warren Agency, Inc.	—	—	550
Loans securitized	14,445	37,863	91,037
Transfer of loans to real estate owned	23,035	7,194	2,321
Transfer of loans from portfolio to loans held for sale	59,215	19,948	—
Transfer of loans from loans held for sale to portfolio	6,032	3,729	36,051
Transfer of borrowings from long-term to short-term	87,996	38,884	8,250
Allocation of loan basis to mortgage servicing assets	7,477	8,957	10,990
Transfer of premises and equipment to premises and equipment held for sale	13,555	—	—

See accompanying notes to consolidated financial statements.

Noncash activity related to the acquisition of OC Financial, Inc. included the purchase of assets with a fair value of $68,473 and the assumption of liabilities of $60,937 in 2008. Noncash activity related to the acquisition of Hicksville Building, Loan and Savings Bank included the purchase of assets with a fair value of $53,068 and the assumption of liabilities of $48,789 in 2008. Noncash activity related to branch purchase from Republic Bancorp, Inc. and Citizens Banking Corporation included the purchase of assets with a fair value of $36,108 and the assumption of liabilities of $200,550 in 2007. Noncash activity related to the acquisition of The Northern Savings & Loan Company included the purchase of assets with a fair value of $359,720 and the assumption of liabilities of $287,620 in 2006. Noncash activity related to the acquisition of Insurance Center of Warren Agency, Inc. included the purchase of assets with a fair value of $1,294 and the assumption of liabilities of $744 in 2006.

Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share data.)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The consolidated financial statements include the accounts of First Place Financial Corp. (the Company) and its wholly owned subsidiaries, First Place Bank (the Bank), Ohio Central Savings and First Place Holdings, Inc. Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Business Segments:  While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill, the determination of an other-than-temporary impairment on investments and valuations of foreclosed assets (REO), mortgage servicing assets, stock options and securitizations. Actual results could differ from those estimates.

Business Combinations:  Business combinations initiated after June 30, 2001 are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair market values as of the date of acquisition with any excess of the cost of the acquisition over the fair market value of the net tangible and intangible assets acquired recorded as goodwill.

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

Notes To Consolidated Financial Statements — (Continued)

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

Loans Held for Sale:  Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. These loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and included as a component of mortgage banking gains.

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

Allowance for Loan Losses:  The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. A provision for loan losses is charged to the consolidated statements of income based on management’s periodic evaluation of factors previously mentioned. Loan charge-offs are deducted from the allowance, and subsequent recoveries are added. Loan losses are charged-off against the allowance when management believes that the full collectibility of the loan is unlikely. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

Acquired Loans:  Loans or debt securities acquired through purchase or as part of a business combination that have credit weaknesses are recorded at fair value and valuation allowances are not used when the asset is initially recorded. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool of loans, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan or pool of loans. The excess of the loan’s or pool’s contractual principal and interest over the expected cash flows is not recorded.

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

Notes To Consolidated Financial Statements — (Continued)

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

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. For tax purposes, depreciation on certain assets is calculated using accelerated methods. The estimated useful lives are based on the asset type and range from three to ten years for furniture fixtures and equipment and fifteen to forty years on buildings and improvements to land and buildings. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Leasehold improvements are capitalized and amortized on a straight line basis over the lease terms or the estimated useful lives of the improvements, up to forty years, whichever is shorter. Maintenance and repair of premises and equipment are charged to expense as incurred.

Premises and equipment are classified as held for sale when it is management’s intention to sell those assets. Premises and equipment held for sale is recorded at the lower of fair value or amortized cost and is not subject to future depreciation once classified as held for sale.

Securitizations:  The Company may, from time to time, securitize loans in order to gain access to a broader range of buyers of interests in loans. Historically, mortgage loans have been securitized with a third party. The securitization is recorded as a sale when control has been relinquished, with a gain or loss recorded on the sale. The gain or loss is calculated based on the cash received compared to the carrying value of the assets transferred. If the servicing is retained, an initial servicing right is recorded at its fair value. If the securitization and the sale take place simultaneously, the gain or loss is classified as mortgage banking gains. If the securities are retained and subsequently sold, the gain or loss is classified as a gain or loss on the sale of securities.

Mortgage Servicing Assets:  Mortgage servicing assets represent the value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, the initial servicing right is recorded at its fair value. Prior to fiscal year 2008, those rights were initially valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The difference in valuation methods is not material. Servicing assets are included in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing fee revenue is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when deducted from funds collected on the loan. Loan servicing income is the total of fees collected net of amortization of servicing rights and charges or credits to record or reverse impairment of servicing rights.

Servicing assets are stated at the lower of cost or fair value based upon an independent third party appraisal. This appraisal includes assumptions as to loan prepayment speeds, the current short-term earning rate on idle cash, delinquency rates, servicing costs and a discount rate which takes into account the current rate of return anticipated by holders of servicing rights. In addition, the valuation model groups the servicing assets by risk factors. Risk factors can include factors such as the current rate of interest, the term of the loan, the variability of the interest rate over the life of the loan or the type of collateral. Any impairment of a grouping is reported as a valuation allowance and charged against loan servicing income. If impairment in a particular grouping no longer exists in a future period, the valuation allowance is reversed and the servicing rights are restored to the original allocated basis less amortization.

Notes To Consolidated Financial Statements — (Continued)

Sales of servicing rights are recognized on the accrual basis as long as title has passed, the risks and rewards of ownership have been transferred to the buyer and any contingencies in the sale are minor and can be reasonably estimated.

Company-Owned Life Insurance:  The Company has purchased life insurance policies on certain key officers. Company-owned life insurance is recorded at its cash surrender value, which represents the amount that can be realized. There are no split-dollar features on these life insurance policies.

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

Treasury Stock:  Management utilizes stock repurchases as a component of its strategy to invest capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative returns. The purchases are made in open market transactions or in privately negotiated transactions in accordance with applicable regulations of the Securities and Exchange Commission (SEC), and are recorded at cost. Shares repurchased by the Company may be used to meet the Company’s requirements for stock option or other stock based plans and for general corporate purposes such as expansion or acquisitions. Purchases are recorded and carried at cost. Shares reissued for acquisitions, exercises of stock options and other purposes are removed from the treasury stock account at the average cost of treasury shares.

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

The Company routinely issues commitments to make loans as a part of its residential lending program. These commitments are considered derivatives. The Company also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the company contracts to sell the loan. These commitments to sell loans and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as an adjustment to mortgage banking gains.

Stock Compensation:  The Company recognizes the cost of all stock-based awards as a component of compensation expense over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of stock grants is based on the market value of the stock at the date of grant. The Company also provides for expense recognition, for stock-based awards, as the required services are rendered. The tax benefits relating to excess stock-based compensation deductions are presented in the statement of cash flows as financing cash inflows. Unearned compensation related to the Recognition and Retention Plan is classified in additional paid-in-capital. The Company has included stock-based compensation expense in salaries and employee benefits in the consolidated statements of income.

Notes To Consolidated Financial Statements — (Continued)

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

Income Taxes:  The Company records income tax expense based on the amount of tax due and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, would reduce deferred tax assets to the amounts expected to be realized.

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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, changes in the fair value of cash flow hedges and reclassification of losses from terminated cash flow hedges, which are also recognized as separate components of shareholders’ equity. Realized gains or losses are reclassified into income.

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

Notes To Consolidated Financial Statements — (Continued)

In July 2006, the FASB issued FASB Staff Position (FSP) 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This FSP amends SFAS 13, Accounting for Leases, to require a lessor in a leveraged lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The guidance in FSP 13-2 is required to be applied to fiscal years beginning after December 15, 2006 and applied to the Company effective July 1, 2007. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position, which was effective upon issuance, delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on July 1, 2008 was not material to the Company’s consolidated financial statements.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management believes the adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. The Company did not elect early adoption as of July 1, 2007 and therefore adopted this statement on July 1, 2008. At the present time, the Company has determined it would apply the provisions of the statement to loans held for sale however the Company has not determined what impact applying the provisions of this statement would have on the Company’s consolidated financial statements.

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

Notes To Consolidated Financial Statements — (Continued)

The Company’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2008, the Company did not record an accrual for either interest or penalties related to unrecognized tax benefits. The Company files U.S. federal and various state income tax returns. Tax years ended June 30, 2005 through June 30, 2007 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2004 through 2007.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, which expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments, provided the views of the SEC regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC consistent with SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008. The adoption of SAB No. 109 resulted in a $1.0 million increase in gains from mortgage banking activity for the year ended June 30, 2008.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009. Since this pronouncement will be applied prospectively only to future transactions, there will be no impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early application prohibited. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS 133 and is intended to enhance the current disclosure framework in SFAS 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance,

Notes To Consolidated Financial Statements — (Continued)

and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of this Statement will not be a change in the Company’s current accounting practices and will have no impact on the Company’s consolidated financial statements.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 —	ACQUISITIONS

On June 30, 2008 First Place completed its acquisition of OC Financial, Inc. a Dublin, Ohio-based financial holding company that owns Ohio Central Savings. The Company issued 538,631 shares of the Company’s common stock valued at $7,536 as consideration for the transaction. As of that date, the Company acquired $68,473 in assets, which included $42,186 in loans, $14,520 in securities and $595 in intangible assets. The Company also assumed $60,937 in liabilities which included $44,185 in deposits and $9,649 in long-term debt. Goodwill resulting from this acquisition was $1,648 none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in northern and central Ohio. The acquisition was accounted for as a business combination using the purchase method however, the results of operations of OC Financial are not included in the consolidated financial statements since the effective date of the acquisition was June 30, 2008. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central Savings and First Place Bank merged into a single federal savings association with the name First Place Bank.

On May 7, 2008, the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco) a Cambridge, Ohio financial holding company that owns Advantage Bank. This transaction is a combination cash and stock merger transaction valued at approximately $97,200. Under the terms of the definitive agreement, Camco shareholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock subject to election and allocation procedures which are intended to ensure that 26.5 percent of Camco shares will be exchanged for cash and 73.5 percent of Camco shares will be exchanged for First Place common stock. As of June 30, 2008, Camco had approximately $1,027,000 in assets, which included $791,000 in net loans and $95,000 in investment securities and liabilities of $942,000, which included $731,000 in deposits and $193,000 in borrowings. The transaction is expected to close during the Company’s second fiscal quarter ending December 31, 2008 subject to regulatory approvals.

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. The Company paid $4,279 in cash as consideration for the transaction. As of that date, the Company acquired $53,068 in assets, which included $33,204 in loans and $622 in intangible assets and assumed $49,142 in liabilities which included $39,970 in deposits and $9,172 in long-term debt. Goodwill resulting from this acquisition was $143 none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in central Ohio. The acquisition was accounted for as a business combination using the purchase method and the results of operations of HBLS Bank have been included in the consolidated financial statements since the acquisition date. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On April 27, 2007, the Bank completed the acquisition of seven retail banking offices in the greater Flint, Michigan area acquired from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens). As of that date,

Notes To Consolidated Financial Statements — (Continued)

the Bank recorded the purchase of the offices that resulted in First Place Bank assuming $200,146 in deposits, and receiving $29,383 in consumer loans and fixed assets, $3,367 in intangible assets and $164,442 in cash. Goodwill resulting from this acquisition was $3,337 none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in southeastern Michigan. The acquisition was accounted for as a business combination using the purchase method and the results of operations of the offices have been included in the consolidated financial statements since the acquisition date.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company (Northern) headquartered in Elyria, Ohio. Northern shareholders received $71.0 million for their common stock, including $12.9 million in cash and 2.289 million shares of the Company’s common stock valued at $58.1 million. As of that date, the Company acquired $359,720 in assets, which included $277,559 in loans, $25,951 in securities and $5,750 in intangible assets and assumed $287,620 in liabilities which included $253,987 in deposits and $26,687 in short-term borrowings and long-term debt. Goodwill resulting from this acquisition was $31,655 none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in northern Ohio. The acquisition was accounted for as a purchase and the results of operations of Northern have been included in the consolidated financial statements since the acquisition date. Concurrent with the merger, Northern converted from an Ohio chartered stock savings association to a federally chartered stock savings association. On July 25, 2006, the Bank and Northern were merged into a single federal savings association with the name First Place Bank.

NOTE 3 —	SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at June 30, were as follows:

	2008
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Debt securities
U.S. Government agencies and other government sponsored enterprises	$41,232	$64	$(337)
Obligations of states and political subdivisions	66,519	124	(1,134)
Trust preferred securities	10,520	—	(2,659)
Mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	137,927	870	(1,487)

Total	256,198	1,058	(5,617)
Equity securities
Common stock	3,369	107	(476)
Fannie Mae preferred stock	9,257	—	—
Mutual funds	15,609	—	—

Total	28,235	107	(476)

Total securities	$284,433	$1,165	$(6,093)

Notes To Consolidated Financial Statements — (Continued)

	2007
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

Debt securities
U.S. Government agencies and other government sponsored enterprises	$60,660	$6	$(820)
Obligations of states and political subdivisions	46,556	128	(515)
Trust preferred securities	15,654	526	(9)
Mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	106,453	153	(2,356)

Total	229,323	813	(3,700)
Equity securities
Common stock	3,786	821	—
Fannie Mae and Freddie Mac preferred stock	18,475	2,954	(55)
Mutual funds	33,658	—	(1,676)

Total	55,919	3,775	(1,731)

Total securities	$285,242	$4,588	$(5,431)

Proceeds, realized gains, losses and impairment charges for available for sale securities were as follows:

	2008	2007	2006

Proceeds	$42,097	$19,500	$42,055
Gross gains	773	442	—
Gross losses	31	12	943
Impairment charges	8,611	—	—

During the year, the Company recorded other-than-temporary charges for the impairment of two mutual fund securities, certain Fannie Mae and Freddie Mac preferred stock and an equity investment held in the available for sale portfolio in the amount of $8,611 pretax.

The estimated fair value of debt securities available for sale by contractual maturity at June 30, 2008 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value

Debt securities available for sale
Due in one year or less	$9,430
Due after one year through five years	41,657
Due after five years through ten years	10,559
Due after ten years	56,625

118,271
Mortgage-backed securities and collateralized mortgage obligations	137,927

Total	$256,198

Debt and mortgage-backed securities with a fair value of $248,759 and $239,202 as of June 30, 2008 and 2007 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank and for other purposes as required or permitted by law.

Notes To Consolidated Financial Statements — (Continued)

Securities with continuous unrealized losses at June 30, 2008 are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U. S. Government agencies and other government sponsored enterprises	$22,663	$(337)	$—	$—	$22,663	$(337)
Obligations of states and political subdivisions	43,613	(1,134)	—	—	43,613	(1,134)
Trust preferred securities	10,520	(2,659)	—	—	10,520	(2,659)
Mortgage-backed securities and collateralized mortgage obligations	52,097	(1,341)	2,724	(146)	54,821	(1,487)
Common stock	1,170	(476)	—	—	1,170	(476)

Total	$130,063	$(5,947)	$2,724	$(146)	$132,787	$(6,093)

Unrealized losses on debt and equity securities as of June 30, 2008 have not been recognized into income because the issuer’s securities are of high credit quality (investment grade or better), management has the intent and ability to hold for the foreseeable future, and the unrealized losses are largely attributable to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or as market interest rates change.

Securities with continuous unrealized losses at June 30, 2007 were as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U. S. Government agencies and other government sponsored enterprises	$8,750	$(155)	$48,948	$(665)	$57,698	$(820)
Trust preferred securities	18,858	(277)	7,313	(238)	26,171	(515)
Obligations of states and political subdivisions	—	—	1,991	(9)	1,991	(9)
Mortgage-backed securities and collateralized
mortgage obligations	36,972	(402)	51,389	(1,954)	88,361	(2,356)
Fannie Mae and Freddie Mac preferred stock	1,006	(55)	—	—	1,006	(55)
Mutual funds	—	—	33,427	(1,676)	33,427	(1,676)

Total	$65,586	$(889)	$143,068	$(4,542)	$208,654	$(5,431)

Notes To Consolidated Financial Statements — (Continued)

NOTE 4 —	LOANS

Loans at year-end were as follows:

	2008	2007

1-4 family residential real estate loans:
Permanent financing	$935,285	$984,135
Construction	79,725	95,653

Total	1,015,010	1,079,788
Commercial loans:
Multifamily real estate	103,699	134,308
Commercial real estate	815,384	565,342
Commercial construction	104,275	96,768
Commercial non real estate	210,772	250,475

Total	1,234,130	1,046,893
Consumer loans	399,637	381,011

Total loans	$2,648,777	$2,507,692

Total loans include net deferred loan costs of $4,770 at June 30, 2008 and $5,394 at June 30, 2007.

Activity in the allowance for loan losses was as follows:

	2008	2007	2006

Beginning balance	$25,851	$22,319	$18,266
Provision for loan losses	16,467	7,391	5,875
Allowance for loan losses acquired during the year	398	—	525
Loans charged-off	(14,875)	(4,392)	(3,122)
Recoveries	375	533	775

Ending balance	$28,216	$25,851	$22,319

Impaired loans were as follows:

	2008	2007

Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	14,065	9,505

Total	$14,065	$9,505

Amount of the allowance for loan losses allocated	$3,663	$3,255

	2008	2007	2006

Average of impaired loans during the year	$9,790	$4,727	$1,851
Interest income recognized during impairment	81	137	194
Cash-basis interest income recognized	78	136	172

Notes To Consolidated Financial Statements — (Continued)

Nonperforming loans were as follows:

	2008	2007

Nonaccrual loans	$49,592	$33,405
Troubled debt restructuring	1,130	557

Total nonperforming loans	$50,722	$33,962

There were $279 of loans past due over 90 days still on accrual as of June 30, 2008 and no loans past due over 90 days still on accrual as of June 30, 2007.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For loans classified as nonperforming for the years ended June 30, 2008, 2007 and 2006 the contractual interest due and actual interest recognized on those loans is presented in the table below.

	2008	2007	2006

Contractual interest due	$4,441	$3,043	$1,249
Actual interest recognized	236	556	331

During fiscal year 2008, the Company acquired certain loans related to the HBLS Bank acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. These loans were evaluated either individually or segregated into pools based on common risk characteristics and accounted for under Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This statement requires acquired loans within its scope to be recorded at fair value and prohibits carrying over valuation allowances when applying purchase accounting. Loans carried at fair value, mortgage loans held for sale and loans under revolving credit agreements are excluded from the scope of this statement. Loans acquired during fiscal year 2008, for which it was probable at acquisition that all contractually required payments would not be collected, are summarized below:

2008

Contractually required payments receivable at acquisition:
1-4 family residential real estate loans	$1,415
Commercial loans	1,890
Consumer loans	176

Total	$3,481

Fair value of acquired loans at acquisition	$2,319

At the acquisition date, the Company determines the excess of the loan’s contractually required payments over all cash flows expected to be collected as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount representing the difference in the expected cash flows of acquired loans and the basis in acquired loans is accreted into interest income over the remaining life of the loan or pool of loans. A summary of activity is provided below:

Nonaccretable
Discount

Balance at June 30, 2007	$—
Additions	1,162
Reductions due to payoffs and paydowns	(292)
Reclassifications from (to) accretable yield	—

Balance at June 30, 2008	$870

Notes To Consolidated Financial Statements — (Continued)

As of June 30, 2008, the outstanding balance and carrying amount of those loans accounted for under this statement were as follows:

2008

1-4 family residential real estate loans	$1,105
Commercial loans	998
Consumer loans	102

Outstanding balance	$2,205

Carrying amount	$1,335

There were no loans acquired with the OC Financial acquisition that had credit weaknesses required to be accounted for under Statement of Position 03-3 and no such loans were acquired in fiscal year 2007.

NOTE 5 —	MORTGAGE SERVICING ASSETS

Following is a summary of mortgage servicing assets at June 30:

	2008	2007	2006

Servicing rights:
Beginning of year	$20,785	$16,167	$21,013
Additions	7,477	8,957	10,990
Servicing rights acquired during the year	211	—	—
Sale of servicing rights	(9,916)	—	(10,987)
(Increase) decrease in valuation allowance	(100)	111	517
Amortized to expense	(4,185)	(4,450)	(5,366)

End of year	$14,272	$20,785	$16,167

The fair value of mortgage servicing rights was $16,146 at June 30, 2008 and $25,247 at June 30, 2007.

	2008	2007	2006

Valuation allowance:
Beginning of year	$—	$111	$675
Additions expensed	450	55	94
Reductions credited to expense	(350)	(166)	(611)
Sale of servicing rights	—	—	(47)

End of year	$100	$—	$111

Loans serviced for others, which are not reported as assets, totaled $1,425,915 and $2,095,607 at June 30, 2008 and 2007. Noninterest-bearing deposits included $11,485 and $19,042 of custodial account deposits related to loans serviced for others as of June 30, 2008 and 2007.

Notes To Consolidated Financial Statements — (Continued)

NOTE 6 —	SECURITIZATIONS

Periodically the Company will securitize residential real estate loans in order to gain access to a larger number of buyers than it would normally have for the sale of whole loans. During 2008, 2007, 2006 and at times in the past, the Company has securitized loans, sold the securities and retained the right to service those loans. The servicing rights on securitized loans the Company has retained are included in the year-end total servicing rights as described in Note 5 — Mortgage Servicing Assets. For each securitization the issuer of the security has been an independent third party. Information on those securitizations follows.

Securitization activity during the year ended June 30:

	2008	2007	2006

For new securitizations during the year
Principal balance of loans securitized	$14,445	$37,863	$91,037
Principal balance of securitized assets sold	14,445	37,863	91,037
Initial value of loan servicing asset retained	175	292	906
Gain (loss) on sale of securitized assets	7	(224)	91
Assumptions to determine fair value of servicing asset retained:
Discount rate	14.5 - 15.0%	14.0 - 14.5%	14.0 - 14.5%
Prepayment rate	350 - 650 PSA	525 - 1250 PSA	325 - 625 PSA
Anticipated delinquency	4.90%	6.33%	6.23%
Weighted average expected life in months	35-50	20-45	25-55
Activity related to all securitizations interests
Charge-offs, net of recoveries for securitized loans	$—	$—	$—
Servicing revenue from securitized loans	370	649	699
Securitization information at June 30:
Current principal balance of loans securitized	$97,268	$242,218	$279,536
Balance of securities still owned	—	—	—
Fair value of loan servicing asset retained	688	2,056	2,471
Loans delinquent 30 days or more	2,630	2,022	3,761
Assumptions to determine fair value of servicing asset retained:
Discount rate	10.0 - 15.0%	9.5 - 14.5%	9.5 - 14.5%
Prepayment rate	275 - 575 PSA	200 - 600 PSA	275 - 900 PSA
Anticipated delinquency	6.51%	6.66%	6.30%
Weighted average expected life in months	10-60	25-65	15-65

Notes To Consolidated Financial Statements — (Continued)

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

Projected value of loan servicing asset under various adverse alternative assumptions as of June 30:

	2008	2007

1% added to discount rate	$673	$2,019
2% added to discount rate	659	1,983
10% increase in PSA prepayment speed used	653	1,958
20% increase in PSA prepayment speed used	620	1,870
10% increase in delinquency rate	685	2,050
20% increase in delinquency rate	681	2,048

NOTE 7 —	PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

	2008	2007

Land and improvements	$7,953	$10,843
Building and improvements	23,901	29,927
Leasehold improvements	2,275	2,331
Furniture and equipment	25,941	19,563
Construction in process	2,781	2,761

	62,851	65,425
Less: Accumulated depreciation	(22,762)	(19,786)

	$40,089	$45,639

Depreciation expense totaled $4,543, $3,347 and $2,788 for 2008, 2007 and 2006 respectively.

During 2008, the Company transferred $13,555 of property to premises held for sale. This represents the amortized cost of land and buildings for 21 retail branch locations. The Company has executed a letter of intent to sell these assets in a sale-leaseback transaction.

The Company’s subsidiaries have entered into a number of noncancelable lease agreements with respect to premises. Following is a summary of future minimum rental payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2008:

Years ending June 30,
2009	$2,450
2010	1,922
2011	1,627
2012	1,332
2013	1,230
Thereafter	11,295

$19,856

Notes To Consolidated Financial Statements — (Continued)

Rent expense for cancelable and noncancelable agreements totaled $2,997, $2,664 and $2,498 for 2008, 2007 and 2006.

NOTE 8 —	GOODWILL AND INTANGIBLE ASSETS

GOODWILL

The change in the carrying amount of goodwill for the year ended June 30 is as follows:

	2008	2007

Beginning balance	$91,692	$88,009
Goodwill acquired during the year	1,934	3,683

Ending balance	$93,626	$91,692

ACQUIRED INTANGIBLE ASSETS

Activity in intangibles for the year ended June 30, 2008 was as follows:

	Gross
	Carrying	Accumulated
	Amount	Amortization	Net Value

Balance as of June 30, 2007	$32,399	$(15,721)	$16,678
Intangible assets acquired	1,241	(78)	1,163
Amortization of intangible assets	—	(4,268)	(4,268)

Balance as of June 30, 2008	$33,640	$(20,067)	$13,573

Aggregate amortization expense was $4,346, $4,321 and $3,655, for 2008, 2007 and 2006 respectively.

Estimated amortization expense for each of the next five years:

Years Ending June 30,
2009	$3,147
2010	2,839
2011	2,538
2012	2,223
2013	1,611
Thereafter	1,215

$13,573

Notes To Consolidated Financial Statements — (Continued)

NOTE 9 —	INTEREST BEARING DEPOSITS

At June 30, 2008, scheduled maturities of certificate of deposits are as follows:

Years ending June 30,
2009	$950,845
2010	130,691
2011	25,898
2012	8,330
2013	8,444
Thereafter	523

$1,124,731

At June 30, 2008, scheduled maturities of certificate of deposits of $100 or more are as follows:

Three months or less	$190,725
Over three through six months	115,856
Over six through twelve months	78,695
Over twelve months	45,757

Total	$431,033

The certificates of deposit of $100 thousand or more summarized above include $20,395 of brokered deposits at June 30, 2008. At June 30, 2007, certificates of deposit of $100 thousand or more included $23,205 of brokered deposits. The Company also had $12,532 and $5,774 of brokered deposits with balances less than $100 thousand at June 30, 2008 and 2007 respectively.

NOTE 10 —	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Following is a summary of short-term borrowings at June 30:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Short-term borrowings
Federal Home Loan Bank	$130,578	4.05%	$187,909	5.19%
Securities sold under agreements to repurchase	37,182	2.75%	38,724	3.66%
Lines of credit with commercial banks	29,340	3.69%	$—	—

Total	$197,100	3.75%	$226,633	4.92%

Notes To Consolidated Financial Statements — (Continued)

Information concerning short-term borrowings during the periods indicated is as follows:

	2008	2007	2006

Federal Home Loan Bank
Average daily balance during the year	$98,114	$205,639	$245,739
Average interest rate during the year	4.35%	4.90%	4.26%
Maximum month-end balance during the year	$157,360	$349,950	$361,674
Securities sold under agreements to repurchase
Average daily balance during the year	$29,749	$26,176	$23,006
Average interest rate during the year	3.44%	3.96%	2.47%
Maximum month-end balance during the year	$40,301	$39,143	$29,513
Lines of credit with commercial banks
Average daily balance during the year	$1,294	$473	$55
Average interest rate during the year	3.69%	5.95%	4.75%
Maximum month-end balance during the year	$29,340	$10,000	$—

The Bank has lines of credit totaling $35,000 with two commercial banks. Interest on the lines accrues daily and is variable based on the bank’s lending federal funds rate. Any borrowings from these lines of credit must be paid off within 14 to 20 days and once paid off, the Company is restricted from borrowing again on the lines for 1 day. In addition, the Bank has a borrowing capacity of approximately $12,000 with the Federal Reserve Bank through its discount window borrowing program.

Following is a summary of long-term debt at June 30:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Long-term debt
Federal Home Loan Bank	$312,518	4.11%	$247,673	4.68%
Securities sold under agreements to repurchase	50,000	4.19%	57,000	4.16%
Junior subordinated debentures owed to unconsolidated trusts	61,856	6.63%	61,857	6.53%

Total	$424,374	4.49%	$366,530	4.92%

Following is a summary of long-term debt maturity schedule at June 30:

	2008		2007
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate

Long-term debt maturing in years ending June 30,
2009	$—	—	$90,000	4.99%
2010	88,733	4.80%	81,105	4.78%
2011	6,000	4.91%	—	—
2012	10,201	4.08%	10,291	4.13%
2013	300	6.24%	—	—
Thereafter	319,140	4.41%	185,134	4.99%

Total	$424,374	4.49%	$366,530	4.92%

Notes To Consolidated Financial Statements — (Continued)

At June 30, 2008, Federal Home Loan Bank borrowings were secured by a blanket pledge of multifamily loans of $11,402, a blanket pledge of 1-4 family residential loans of $827,659, a blanket pledge of commercial loans of $206,423, a pledge of specific securities of $14,228 and by the Company’s stock in the Federal Home Loan Bank. Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at June 30, 2008 was $7,724. Federal Home Loan Bank advances generally carry prepayment penalties equal to the present value of the difference in interest between the rate on the loan and the current rate for loans with similar terms and remaining maturities. Federal Home Loan Bank advances totaling $65,000 at June 30, 2008 which are scheduled to mature in 2010 and later years can be called by the issuer on various dates and under various conditions.

Securities sold under agreements to repurchase are secured primarily by U.S. Government agencies, other government sponsored enterprises and other mortgage-backed securities with a fair value of approximately $100,090 at June 30, 2008 and $117,047 at June 30, 2007. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase totaling $40,000 at June 30, 2008 which are scheduled to mature in 2016 and later years can be called by the issuer on various dates and under various conditions.

As of June 30, 2008, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with these transactions, the Company issued $61,856 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust.

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

The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust and First Place Capital Trust II may be redeemed for a 100.825% premium over par through January 22, 2009. After January 22, 2009, the issuers may redeem the Trust Preferred Securities and Junior Debentures at par. The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust III may be redeemed for a premium through September 15, 2010 at the greater of (i) 107.5% of the principal amount of the Junior Debentures or (ii) the sum of the present values of the scheduled payments of principal during the fixed rate period remaining life of the Debentures discounted to the special redemption date on a quarterly basis at the treasury rate. After September 15, 2010, the issuer may redeem the Trust Preferred Securities and Junior Debentures at par.

Notes To Consolidated Financial Statements — (Continued)

Junior Debentures issued by the Company to the Trust Affiliates follow. These amounts represent the par value of the obligations owed to the Trust Affiliates, including the Company’s equity interest in the trusts.

	June 30,		June 30,
	2008	Rate	2007	Rate

Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,464	8.70%	$15,465	8.28%
6.45% junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	6.45	15,464	6.45
Variable rate junior subordinated debentures owed to First Place Capital Trust III due September 15, 2035	30,928	5.69	30,928	5.69

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,856	6.63%	$61,857	6.53%

Interest on all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

NOTE 11 —	INCOME TAXES

The provision for income taxes consisted of the following:

	2008	2007	2006

Current provision	$9,963	$11,297	$12,450
Deferred provision (benefit)	(6,694)	785	(2,120)

	$3,269	$12,082	$10,330

The income tax benefit from the exercise of non-qualified stock option shares and disposition of incentive stock options was recognized for financial reporting purposes by crediting additional paid-in capital for $90 in 2008, $316 in 2007 and $240 in 2006.

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate to income before taxes were as follows:

	2008	2007	2006

Income tax computed at the statutory federal rate	$4,921	$13,197	$11,681
Add (subtract) tax effect of:
Tax-exempt income	(742)	(648)	(453)
Earnings and proceeds from life insurance contracts	(430)	(410)	(403)
Miscellaneous items	(480)	(57)	(495)

	$3,269	$12,082	$10,330

The statutory tax rate was 35% for 2008, 2007 and 2006.

Notes To Consolidated Financial Statements — (Continued)

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax balance were as follows at June 30:

	2008	2007

Items giving rise to deferred tax assets:
Bad debts	$10,180	$9,048
Unrealized loss on securities available for sale	1,725	295
Recognized loss on impairment of securities	4,485	1,836
Unrealized loss on hedging transactions	641	968
Nonaccrual loan interest	1,555	738
Net operating loss carryforwards	1,099	—
Allowance for real estate owned	309	63
Employee stock option plan	312	285
Accrued expenses	348	245
Market value adjustments	—	286

Other	864	1,166

	21,518	14,930
Items giving rise to deferred tax liabilities:
Loan servicing	(4,995)	(7,275)
FHLB stock dividends	(6,939)	(6,400)
Purchase accounting adjustments and related intangibles	(3,173)	(4,155)
Depreciation	(1,177)	(1,029)
Deferred loan fees and costs	(1,966)	(1,888)
Market value adjustments	(989)	—
Prepaid expenses	(463)	(377)
Other	—	(867)

	(19,702)	(21,991)

Net deferred liability	$1,816	$(7,061)

The Company has sufficient taxes paid in prior years and available for recovery and expected future taxable income to warrant recording the full deferred tax asset without a valuation allowance.

Retained earnings at June 30, 2008 includes approximately $37,042 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at June 30, 1988, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at June 30, 2008 was approximately $12,965.

Tax expense (benefit) attributable to securities gains and losses approximated $260, $151 and $(330) for 2008, 2007 and 2006 respectively.

Notes To Consolidated Financial Statements — (Continued)

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008

Beginning balance	$325
Additions:
Tax positions related to current tax year	28
Tax positions related to prior tax years	—
Reductions:
Tax positions related to prior tax years	(12)
Tax positions related to prior closed tax years	(177)
Settlements	—

Ending balance	$164

Of the total, $69 represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.

The total amount of interest and penalties for the year ended June 30, 2008 was $16 and the amount accrued for interest and penalties at June 30, 2008 was $12. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company its subsidiaries are subject to U.S. federal income tax as well as various state income tax jurisdictions. The Company and its subsidiaries are no longer subject to examination by federal or state taxing authorities for tax years ended prior to June 30, 2005. The tax years ended June 30, 2005, 2006, and 2007 remain open to examination by the taxing jurisdictions to which the Company and its subsidiaries are subject.

NOTE 12 —	EMPLOYEE BENEFIT PLANS

ESOP PLAN

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. The Company amended the agreement effective January 1, 2007, whereby the final payments of principal and interest will be due and payable at maturity on December 31, 2016. Interest is payable during the remaining term of the loan at a fixed rate of 5.75% which was 7.75% under the previous agreement. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. In 2008, contributions to the ESOP plan were $707, and will be $707 for years 2009 through 2016. Contributions to the ESOP plan were $1,003 in the years 2007 and 2006. The balance of the ESOP loan was $4,864 at June 30, 2008 and $5,269 at June 30, 2007. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares are used for debt service. ESOP compensation expense was $410, $1,327 and $1,372 for 2008, 2007 and 2006 respectively. The fair value of unallocated shares was $3,320 at June 30, 2008 and $8,148 at June 30, 2007.

OC Financial maintained an ESOP plan prior to its acquisition by the Company which is scheduled to be terminated in the first quarter of fiscal 2009. Upon termination, all shares allocated to the participants in the plan will be fully vested and distributed and all unallocated shares will be sold in the open market to satisfy OC Financial’s remaining ESOP loan balance. No shares will be transferred into the Company’s existing ESOP plan as a result of the OC Financial acquisition.

Notes To Consolidated Financial Statements — (Continued)

Shares held by the ESOP at June 30 were as follows:

	Year Ended June 30, 2008			Year Ended June 30, 2007
	Allocated	Unallocated	Total	Allocated	Unallocated	Total

Beginning balance	463,012	385,815	848,827	403,438	445,167	848,605
Allocation of shares to participants	41,548	(41,548)	—	59,352	(59,352)	—
Purchases of shares for existing participants	35,717	—	35,717	13,466	—	13,466
Distributions of shares to former participants	(43,017)	—	(43,017)	(13,244)	—	(13,244)

Ending balance	497,260	344,267	841,527	463,012	385,815	848,827

401(k) PLAN

The Company maintains a 401(k) plan for the benefit of substantially all of the employees of the Bank. That plan allows employee contributions up to a maximum of $15,500 per year and contains provisions for catch-up contributions as currently permitted by applicable regulations. The Company may make a discretionary matching contribution. For fiscal 2008, 2007 and 2006 the Company did make a matching contribution to eligible employees equal to 50% of the first 6% of compensation contributed. The matching contributions may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year.

The Company also sponsored a 401(k) plan for the benefit of the employees of Northern. That plan was utilized from the merger date, June 27, 2006, through the end of the plan year in December, 2006. The Company merged that plan into its existing 401(k) plan during January 2007. The Company also sponsored a 401(k) plan for the benefit of the employees of HBLS Bank. That plan was utilized from the merger date, October 31, 2007, through the end of the plan year in December, 2007. The employees of HBLS Bank started participating in the Company’s existing 401(k) plan in January, 2008 and the Company subsequently merged the HBLS Bank plan into its existing 401(k) plan during June 2008. The Company is currently sponsoring a 401(k) plan for the benefit of the former employees of OC Financial. That plan will be utilized from the merger date, June 30, 2008, through the end of the plan year in December, 2008. After December, 2008, the former employees of OC Financial will begin participating in the Company’s existing 401(k) plan and the Company will merge the plan into its existing 401(k) plan.

For 2008, 2007 and 2006, 401(k) expense was $1,008, $266 and $210.

EMPLOYEE STOCK PURCHASE PLAN

The Company established the First Place Financial Corp. Employee Stock Purchase Plan (ESPP) effective May 1, 2004. The purpose of the plan is to provide employees of the Company with an opportunity to purchase shares of the Company’s common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase the Company’s common stock. An amount of 150,000 shares of common stock in the aggregate have been approved for the ESPP. The ESPP was made available to employees in August, 2004. As of June 30, 2008, 14,004 shares had been purchased under this plan, and 135,996 shares remained available for purchase.

Notes To Consolidated Financial Statements — (Continued)

NOTE 13 —	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has granted loans to executive officers, directors and their related business interests. A summary of related party loan activity is as follows:

	2008	2007

Balance at beginning of period	$2,552	$2,347
New loans	2	893
Effect of changes in related parties	(404)	—
Repayments	(127)	(688)

Balance at end of period	$2,023	$2,552

Deposits from executive officers, directors and their related business interests at year-end 2008 and 2007 were $4,455 and $3,585, respectively.

NOTE 14 —	STOCK COMPENSATION PLANS

On July 2, 1999 the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. As of June 30, 2008 there were 70,641 shares available to be awarded as stock grants and there were no shares available to be awarded as stock options.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). The structure and provisions of this plan are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2008, a total amount of 127,087 shares have been awarded as stock options, 22,798 options have been forfeited and 895,711 shares are available to be awarded under the 2004 Plan.

STOCK OPTIONS

The Company can issue incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Option awards become exercisable in accordance with the vesting schedule determined on the grant date of the award. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Notes To Consolidated Financial Statements — (Continued)

Following is stock option activity under the plans during the years ended June 30:

	Total Stock Options Outstanding
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at beginning of year	750,787	$14.71	764,084	$13.47	859,554	$13.28
Forfeited	(19,400)	20.47	(3,771)	21.35	—	—
Exercised	(61,550)	12.18	(110,540)	12.44	(97,470)	11.95
Granted	28,534	13.34	101,014	21.85	2,000	20.98

Stock options outstanding at end of year	698,371	14.72	750,787	14.71	764,084	13.47

Stock options exercisable at end of year	553,401		594,543		679,301

	2008	2007	2006

Weighted average fair value of stock options granted during the year	$2.15	$5.44	$4.51

The Company’s current practice for stock option exercises is to issue shares out of treasury stock. At June 30, 2008, the Company had 878,608 treasury shares available for future stock option exercises.

The fair value of stock options granted during fiscal 2008, 2007 and 2006 was determined at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2008	2007	2006

Expected average risk-free interest rate	2.58% - 2.88%	4.46% - 4.88%	4.36%
Expected average life (in years)	6.33	6.00	5.06
Expected volatility	27.23% - 28.88%	24.03% - 24.71%	24.33%
Expected dividend yield	4.97% - 5.36%	2.56% - 2.95%	2.79%

The expected average risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected average life represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. Expected volatility is based on historical volatilities of the Company’s common stock. The expected dividend yield is based on the dividend yield on the option grant date.

Following is a summary of unvested stock option activity as of June 30:

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Fair Value	Shares	Fair Value

Unvested stock options at beginning of period	156,244	$5.07	84,783	$4.44
Vested	(20,408)	4.60	(25,782)	4.41
Forfeited	(19,400)	4.89	(3,771)	5.30
Granted	28,534	2.15	101,014	5.44

Unvested stock options at end of period	144,970	$4.59	156,244	$5.07

Notes To Consolidated Financial Statements — (Continued)

Proceeds, related tax benefits recognized and intrinsic value of stock options exercised were as follows for the year ended June 30:

	2008	2007	2006

Proceeds from options exercised	$750	$1,375	$1,164
Related tax benefit recognized	$90	$316	$240
Intrinsic value of options exercised	$267	$1,174	$1,011

Stock options outstanding at June 30, 2008 were as follows:

	Outstanding		Exercisable
		Weighted
		Average
		Remaining		Weighted
		Contractual Life		Average
Range of Exercise Prices	Shares	(In Years)	Shares	Exercise Price

$ 9.54 - 12.00	71,565	2.3	71,565	$11.07
12.01 - 15.00	403,965	1.6	375,431	12.34
15.01 - 18.00	23,625	2.3	21,607	17.27
18.01 - 21.00	111,000	5.7	83,799	19.27
21.01 - 23.72	88,216	8.0	999	21.86

Total	698,371	3.2	553,401	$13.44

Aggregate intrinsic value	$—		$—

The weighted average remaining contractual life of exercisable stock options outstanding was 1.9 years. Substantially all of the options outstanding are expected to vest. Information pertaining to the Company’s method of accounting for stock options is included in Note 1 (“Summary of Significant Accounting Policies”) under the heading “Stock Compensation”.

RECOGNITION AND RETENTION PLAN

The Company can issue stock grants as a form of compensation to directors and key employees under the 1999 Plan and the 2004 Plan. Stock grants become vested in accordance with the vesting schedule determined on the grant date. In the event of the death or disability of a participant or a change in control of the Company, the participant’s shares will be deemed to be entirely earned and nonforfeitable upon such date. Recipients are entitled to receive dividends on their respective shares but are restricted from selling, transferring or assigning their shares until full vesting of such shares has occurred.

Compensation expense for grants is based on the market value of the shares at the date of the grant, which approximates fair value, and is recognized over the vesting period of the grant. Unearned compensation is reported as a reduction of additional paid in capital beginning in fiscal 2006. Compensation expense for shares granted under the Recognition and Retention Plan was $61, $66 and $52 for 2008, 2007, and 2006.

Notes To Consolidated Financial Statements — (Continued)

Following is a summary of the issued and unvested common stock grant activity during the years ended June 30:

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Issued and unvested common stock grants at beginning of year	12,907	$21.54	1,855	$19.42
Shares granted during the period	—	—	11,232	21.86
Shares forfeited during the period	(1,093)	21.86	—	—
Shares vested during the period	(342)	19.43	(180)	19.58

Issued and unvested common stock grants at end of year	11,472	$21.57	12,907	$21.54

The total fair value of shares vested during the years ended June 30, 2008 and 2007 was $7 and $4.

Compensation costs for all share-based plans were as follows:

	2008		2007		2006
	Stock	Stock	Stock	Stock	Stock	Stock
	Options	Grants	Options	Grants	Options	Grants

Compensation costs recognized in income	$220	$61	$224	$66	$113	$52
Related tax benefit recognized in income	—	21	—	23	—	18

As of June 30, 2008, the total unrecognized compensation cost related to nonvested stock-based awards was $463 with a weighted average expense recognition period of 1.6 years. The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is summarized as follows:

	Stock	Stock	Total
	Options	Grants	Awards

Years ending June 30,
2009	$178	$60	$238
2010	141	56	197
2011	19	—	19
2012	9	—	9

Total	$347	$116	$463

NOTE 15 —	COMMITMENTS, CONTINGENCIES AND GUARANTEES

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

The Company has a program to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and that are intended to be made eligible for sale to secondary markets. The Company will, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit the exposure to potential movements in market interest rates. This contractual position is monitored daily to maintain coverage ranging from 40% to 100% of our loan commitments depending on the status of the loan commitments as they progress from application to sale.

Notes To Consolidated Financial Statements — (Continued)

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2008		2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate

Commitments to make loans (at market rates)	$78,444	$40,751	$110,805	$15,973
Construction loan funds not yet disbursed	32,146	106,441	58,724	133,168
Unused lines of credit and letters of credit	52,599	243,694	57,398	253,291
Mortgage loan sales commitment	6,052	—	—	—
Mortgage-backed securities sales commitment	42,000	—	104,000	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 4.875% to 10.875% and maturities ranging from 5 years to 40 years. The commitments to sell mortgage-backed securities have been established with like maturity and coupon to the commitments to make loans and as of June 30, 2008, have a maturity of less than 90 days.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. Therefore, these standby letters of credit represent the same risk to the Company as a loan would. At June 30, 2008, the Company had $2,237 in standby letters of credit outstanding with an average remaining term of 11 months. At June 30, 2007 the Company had $2,901 in standby letters of credit outstanding with an average remaining term of 11 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of the obligation has been recorded in the form of unearned fees. A nominal amount has been established for the estimated loss allowance on these letters of credit and deferred fees amounted to $1 in 2008 and 2007.

The Company has originated and sold certain loans for which the buyer has limited recourse to the Company in the event the loans do not perform as specified in the agreements. As of June 30, 2008, these loans have an aggregate principal balance of $294,059, and the maximum contractual loss exposure for the Company is approximately $55,772. An estimated loss allowance of $106 has been established in recognition of this contingent liability as of June 30, 2008. As of June 30, 2007 the Company had limited recourse on loans with an aggregate principal balance of $349,643, and the maximum contractual loss exposure for the Company was approximately $77,457. An estimated loss allowance of $165 has been established in recognition of this liability as of June 30, 2007.

NOTE 16 —	INTEREST RATE SWAPS

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

The amount of the loss on the termination of interest rate swaps reclassified into interest expense in 2008, 2007 and 2006 was $935, $954 and $1,243, respectively. Net income for the same years was reduced by $608, $620 and $808, net of income taxes. The amount of remaining losses on the termination of interest rate swaps to be recorded in other comprehensive income was $1,191 and $1,799 as of June 30, 2008 and 2007, respectively. The amount of the loss expected to be reclassified into interest expense in 2009 is $917 or $596 net of income taxes.

NOTE 17 —	REGULATORY REQUIREMENTS

CAPITAL

The Bank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and

Notes To Consolidated Financial Statements — (Continued)

classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are both well-capitalized and given favorable qualitative examination ratings by the OTS. During fiscal 2008, the Bank paid a dividend of $3,000 to the holding company. As of June 30, 2008, the Bank would be able to pay approximately $12,000 without the approval of the OTS. Future dividend payments by the Bank beyond the $12,000 will be based on future earnings or the approval of the OTS.

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

The table below presents the actual capital levels of Ohio Central Savings as of June 30, 2008 along with the minimum levels established by the regulatory framework for prompt corrective action to be classified as well capitalized or adequately capitalized. At year end, Ohio Central Savings is considered to be well capitalized.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total capital (to risk weighted assets)	$6,586	15.61%	$3,375	8.00%	$4,219	10.00%
Tier 1 capital less deductions (to risk weighted assets)	6,442	15.27	1,688	4.00	2,532	6.00
Tier 1 capital (to adjusted total assets)	6,442	9.63	2,676	4.00	3,345	5.00
Tangible capital (to adjusted total assets)	6,437	9.62	1,004	1.50

The tables below present the actual capital levels of the Bank as of June 30, 2008 and 2007. At year end, the Bank is considered to be well capitalized.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total capital (to risk weighted assets)	$268,690	11.40%	$188,564	8.00%	$235,705	10.00%
Tier 1 capital less deductions (to risk weighted assets)	244,282	10.36	94,282	4.00	141,423	6.00
Tier 1 capital (to adjusted total assets)	245,144	7.71	127,233	4.00	159,042	5.00
Tangible capital (to adjusted total assets)	245,144	7.71	47,712	1.50

Notes To Consolidated Financial Statements — (Continued)

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2007
Total capital (to risk weighted assets)	$249,789	10.42%	$191,828	8.00%	$239,785	10.00%
Tier 1 capital less deductions (to risk weighted assets)	223,978	9.34	95,914	4.00	143,871	6.00
Tier 1 capital (to adjusted total assets)	226,652	7.30	124,195	4.00	155,244	5.00
Tangible capital (to adjusted total assets)	226,652	7.30	46,573	1.50

The table below presents the actual capitalized levels of the Bank and Ohio Central Savings on a combined basis as of June 30, 2008. The Bank and Ohio Central Savings were merged effective July 11, 2008. As of June 30, 2008, the combined capital levels of the Bank and Ohio Central Savings would be considered to be well capitalized.

					To be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

2008
Total capital (to risk weighted assets)	$275,276	11.47%	$191,940	8.00%	$239,924	10.00%
Tier 1 capital less deductions (to risk weighted assets)	250,724	10.45	95,970	4.00	143,955	6.00
Tier 1 capital (to adjusted total assets)	251,586	7.75	129,910	4.00	162,387	5.00
Tangible capital (to adjusted total assets)	251,581	7.75	48,716	1.50

The Bank converted from a mutual to a stock institution in 1998. Subsequently the Bank merged with other companies that had previously converted from a mutual to a stock institution. In connection with these conversions, liquidation accounts were established totaling $153,032. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if the Bank liquidated. Dividends may not reduce shareholders’ equity below the required liquidation account balance.

CASH

The Bank is required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet reserve requirements under Regulation D of the Federal Reserve System. Cash on hand and in banks includes $4,522 at June 30, 2008, which was required to be on deposit with the Federal Reserve Bank and was not available for other purposes. This amount does not earn interest.

Notes To Consolidated Financial Statements — (Continued)

NOTE 18 —	FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at June 30, 2008 and 2007:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets
Cash and due from banks	$59,483	$59,483	$77,226	$77,226
Interest-bearing deposits in other banks	4,151	4,151	9,989	9,989
Fed funds sold	5,608	5,608	—	—
Securities available for sale	284,433	284,433	285,242	285,242
Loans held for sale	72,341	72,652	96,163	97,001
Loans, net	2,620,561	2,676,642	2,481,841	2,513,716
Federal Home Loan Bank stock	35,761	35,761	33,209	33,209
Derivative assets	205	205	539	539
Other financial assets	14,090	14,090	15,644	15,644
Financial liabilities
Demand and savings deposits	$(1,244,361)	$(1,244,361)	$(1,191,719)	$(1,191,719)
Time deposits	(1,124,731)	(1,126,568)	(1,048,977)	(1,043,501)
Short-term borrowings	(197,100)	(196,861)	(226,633)	(225,903)
Long-term debt	(424,374)	(444,446)	(366,530)	(358,093)
Derivative liabilities	(497)	(497)	(168)	(168)
Other financial liabilities	(7,580)	(7,580)	(8,803)	(8,803)

The methods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale and commitments to purchase/sell/originate loan and mortgage-backed securities is based on market quotes. The fair value of Federal Home Loan Bank stock has been estimated however there are restrictions on its transferability. Fair value of securities sold under agreements to repurchase, borrowings and junior subordinated debentures is based on current rates for similar financing.

NOTE 19 —	OTHER ASSETS

The following table presents the components of other assets included in the Consolidated Statements of Financial Condition:

	At June 30,
	2008	2007

Company-owned life insurance	$32,095	$30,866
Real estate owned	27,292	6,717
Mortgage servicing assets	14,272	20,785
Other	24,206	30,166

Total other assets	$97,865	$88,534

Notes To Consolidated Financial Statements — (Continued)

NOTE 20 —	SUBSEQUENT EVENTS (UNAUDITED)

On September 7, 2008, in a joint statement issued by the U.S. Secretary of the Treasury and by the director of the newly formed Federal Housing Finance Agency (FHFA), Fannie Mae and Freddie Mac were placed under the conservatorship of the FHFA. The actions by the FHFA greatly diminished the market value of Company’s preferred shares of Fannie Mae held in its securities portfolio. At June 30, 2008, the fair value of Fannie Mae preferred stock owned by the Company was $9,256. The market value of these preferred securities on September 8, 2008 was $1,255, or $8,001 less than the Company’s carrying value, or $5,201 net of tax. The Company anticipates recording an other-than-temporary impairment charge in the quarter ended September 30, 2008. Any charge recorded for other-than-temporary impairment at September 30, 2008 could be different from the impairment that existed on September 8, 2008.

NOTE 21 —	CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of First Place Financial Corp.:

CONDENSED BALANCE SHEETS

	At June 30,
	2008	2007

Assets
Cash and due from banks	$8,485	$34,382
Securities available for sale	3,320	6,850
Notes receivable from banking subsidiaries	5,119	5,524
Investment in banking subsidiaries	352,643	330,405
Investment in other subsidiaries	10,643	11,167
Other assets	7,105	6,655

Total assets	$387,315	$394,983

Liabilities and shareholders’ equity
Junior subordinated debentures owed to unconsolidated trusts	$61,856	$61,857
Accrued expenses and other liabilities	6,492	6,939

Total liabilities	68,348	68,796
Shareholders’ equity	318,967	326,187

Total liabilities and shareholders’ equity	$387,315	$394,983

Notes To Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF INCOME

	Years Ended June 30,
	2008	2007	2006

Income
Interest income	$295	$1,320	$943
Dividends from banking subsidiaries	3,000	20,000	15,000
Dividends from nonbank subsidiaries	1,500	—	—
Income from unconsolidated affiliates	123	114	106
Net gain on sale of securities	760	—	—
Other-than-temporary impairment of securities	(183)	—	—

Total income	5,495	21,434	16,049
Expenses
Interest expense	3,934	4,103	3,587
Merger related costs	1,176	—	1,347
Other expenses	852	511	875

Total expenses	5,962	4,614	5,809

Income (loss) before income taxes	(467)	16,820	10,240
Income tax (benefit)	(1,702)	(1,170)	(1,716)

Income before undistributed net earnings of subsidiaries	1,235	17,990	11,956
Increase in undistributed net earnings of banking subsidiaries	10,079	6,390	10,112
Increase (decrease) in undistributed net earnings of nonbank subsidiaries	(524)	1,244	976

Net income	$10,790	$25,624	$23,044

Notes To Consolidated Financial Statements — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2008	2007	2006

Cash flows from operating activities
Net income	$10,790	$25,624	$23,044
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed earnings in subsidiaries	(9,555)	(7,634)	(11,088)
Amortization, net of accretion	95	65	67
Securities (gains)	(760)	—	—
Other than temporary impairment of securities	183	—	—
Change in deferred taxes	897	443	(167)
Change in other assets	(447)	(253)	(904)
Change in interest payable	(78)	3	144
Change in other liabilities	(1,887)	832	2,200

Net cash from operating activities	(762)	19,080	13,296
Cash flows from investing activities
Proceeds from maturities of securities	5,312	270	527
Purchases of securities	(2,459)	(2,770)	(290)
Cash paid for Hicksville Building, Loan and Savings Bank	(4,000)	—	—
Cash received from OC Financial, Inc.	132	—	—
Cash paid for The Northern Savings and Loan Company	—	—	(14,010)
Change in loans to Bank	404	552	513

Net cash from investing activities	(611)	(1,948)	(13,260)
Cash flows from financing activities
Purchase of treasury stock	(14,116)	(6,543)	—
Cash dividends paid	(10,913)	(10,488)	(8,165)
Net proceeds from issuance of subordinated debt securities	—	—	30,928
Proceeds from stock options exercised	750	1,375	1,164
Dividends from unearned ESOP shares	(245)	(253)	(284)

Net cash from financing activities	(24,524)	(15,909)	23,643

Net change in cash and due from banks	(25,897)	1,223	23,679
Cash and due from banks at beginning of year	34,382	33,159	9,480

Cash and due from banks at end of year	$8,485	$34,382	$33,159

Supplemental noncash disclosures
Stock portion of acquisition price of OC Financial, Inc.	$7,536	$—	$—
Stock portion of acquisition price of The Northern Savings and Loan Company	$—	$—	$58,090

Notes To Consolidated Financial Statements — (Continued)

NOTE 22 —	EARNINGS PER SHARE

The factors used in the earnings per share computation are as follows:

	2008	2007	2006

Basic
Net income	$10,790	$25,624	$23,044

Average shares outstanding	16,579,748	17,453,871	15,126,531
Average unearned ESOP shares	(369,315)	(417,917)	(477,269)
Average unearned RRP shares	(78,235)	(81,150)	(84,353)

Weighted average common shares outstanding — basic	16,132,198	16,954,804	14,564,909

Basic earnings per share	$0.67	$1.51	$1.58

Diluted
Net income	$10,790	$25,624	$23,044

Weighted average common shares outstanding — basic	16,132,198	16,954,804	14,564,909
Dilutive effects of assumed exercises of stock options	63,506	216,593	256,065
Dilutive effects of unearned RRP shares	—	287	392

Weighted average common shares outstanding — diluted	16,195,704	17,171,684	14,821,366

Diluted earnings per share	$0.67	$1.49	$1.55

Stock options in the amount of 222,841 and 1,000 shares of stock were not considered in computing diluted earnings per share for 2008 and 2007, respectively because they were antidilutive. Stock grants in the amount of 4,635 shares of stock were not considered in computing diluted earnings per share for 2008 because they were antidilutive. There were no stock grants that were considered antidilutive in 2007.

Notes To Consolidated Financial Statements — (Continued)

NOTE 23 —	TOTAL COMPREHENSIVE INCOME

Total comprehensive income components, net of taxes at June 30 are as follows:

	2008	2007	2006

Net income	$10,790	$25,624	$23,044
Other comprehensive income (loss)
Changes in unrealized gains (losses) on available for sale securities	(11,954)	3,682	(4,591)
Less reclassification adjustments for (gains) losses later recognized in income:
Realized losses (gains) on sale of available for sale securities	(742)	(430)	943
Recognition of other than temporary impairment	8,611	—	—
Realized losses on termination of interest rate swaps	935	954	1,243

	(3,150)	4,206	(2,405)
Tax effect	1,102	(1,494)	863

Total other comprehensive income (loss)	(2,048)	2,712	(1,542)

Total comprehensive income	$8,742	$28,336	$21,502

Notes To Consolidated Financial Statements — (Continued)

NOTE 24 —	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	September 30	December 31	March 31	June 30

2008
Total interest income	$48,507	$48,884	$47,421	$44,860
Total interest expense	27,135	27,326	25,586	21,999

Net interest income	21,372	21,558	21,835	22,861
Provision for loan losses	1,961	5,195	4,680	4,631

Net interest income after provision for loan losses	19,411	16,363	17,155	18,230
Total noninterest income	10,191	714	9,936	6,124	(1)
Total noninterest expense	20,429	22,455	19,972	21,209	(2)

Income (loss) before income taxes	9,173	(5,378)	7,119	3,145

Income tax provision (benefit)	2,919	(2,231)	2,350	231

Net income (loss)	$6,254	$(3,147)	$4,769	$2,914

Basic earnings (loss) per share	$0.38	$(0.20)	$0.30	$0.18
Diluted earnings (loss) per share	$0.38	$(0.20)	$0.30	$0.18
2007
Total interest income	$46,754	$45,565	$46,406	$47,739
Total interest expense	24,022	24,663	24,889	25,885

Net interest income	22,732	20,902	21,517	21,854
Provision for loan losses	1,380	1,410	1,425	3,176	(3)

Net interest income after provision for loan losses	21,352	19,492	20,092	18,678
Total noninterest income	7,908	7,508	7,787	9,085
Total noninterest expense	18,933	17,425	18,396	19,442	(4)

Income before income taxes	10,327	9,575	9,483	8,321
Income tax provision	3,325	3,045	3,016	2,696

Net income	$7,002	$6,530	$6,467	$5,625

Basic earnings per share	$0.41	$0.39	$0.38	$0.33
Diluted earnings per share	$0.41	$0.38	$0.38	$0.33

(1)	Includes $5,900 for the impairment of securities during the second fiscal quarter of 2008 and $2,711 for the impairment of securities during the fourth fiscal quarter of 2008.

(2)	Includes $790 of merger, integration and restructuring expenses related to the acquisition of Hicksville Building, Loan and Savings Bank completed October 31, 2007 and $451 of merger, integration and restructuring expenses related to the acquisition of OC Financial, Inc. completed June 30, 2008.

(3)	Includes $1,400 of provision for loan losses related to one $3,900 loan that was classified as nonperforming during the fourth quarter of fiscal 2007.

(4)	Includes $749 of merger, integration and restructuring expenses related to the acquisition of retail banking offices in the greater Flint, Michigan area completed April 27, 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the financial and nonfinancial information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, including this form 10-K for the period ended June 30, 2008, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors
First Place Financial Corp.
Warren, Ohio

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. We also have audited the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

Crowe Horwath LLP
Cleveland, Ohio
September ,11, 2008

Management’s Report on Internal Control Over Financial Reporting

September 11, 2008

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2008.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

The Company’s independent registered public accounting firm has issued it’s report on the Company’s internal control over financial reporting. That report follows under the heading, “Report of Independent Registered Public Accounting Firm.”

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

Section 16(a) Beneficial Ownership Reporting Compliance.

The information required by Item 10 concerning Section 16(a) Beneficial Ownership Reporting Compliance will be included in the proxy statement for the 2008 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The proxy statement for the 2008 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table sets forth information regarding the securities authorized for issuance under equity compensation plans at June 30, 2008.

	Number of	Weighted-	Number of
	Securities to be	Average	Securities
	Issued upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future Issuance
	Options,	Options,	Under Equity
	Warrants	Warrants	Compensation
Plan Category	and Rights	and Rights	Plans

Equity compensation plans approved by shareholders	698,371	$14.72	966,352
Equity compensation plans not approved by shareholders	—	—	—

Total	698,371	$14.72	966,352

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 concerning certain relationships and related transactions will be included in the proxy statement for the 2008 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers — Transactions with Certain Related Persons,” and is incorporated herein by reference. The proxy statement for the 2008 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to “Proposal 2: Ratification of First Place Independent Auditors” section of the proxy statement for the 2008 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below.

Document	Item

Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition as of June 30, 2008 and 2007	Item 8
Consolidated Statements of Income for Years Ended June 30, 2008, 2007 and 2006	Item 8
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2008, 2007 and 2006	Item 8
Consolidated Statements of Cash Flows for Years Ended June 30, 2008, 2007 and 2006	Item 8
Notes to Consolidated Financial Statements	Item 8
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm	Item 9A
EX-10.5
EX-10.6
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

Regulation		Reference to Prior Filing
S-K Exhibit		or Exhibit Number
Number	Document	Attached Herein

2.1	Purchase and Assumption Agreement, dated as of September 6, 2007, by and among Hicksville Building, Loan & Savings Bank and its successors, First Place Bank and First Place Financial Corp.	(i)
2.2	Purchase and Assumption Agreement, dated as of April 2, 2008, by and among OC Financial, Inc. and its successors, First Place Bank and First Place Financial Corp.	(ii)
2.3	Purchase and Assumption Agreement, dated as of May 8, 2008, by and among CAMCO Financial Corporation and its successors, First Place Bank and First Place Financial Corp.	(iii)
3.1	First Place Financial Corp. Certificate of Incorporation	(iv)
3.2	First Place Financial Corp. Bylaws	(v)
4	Specimen First Place Financial Corp. common stock certificate	(iv)
10.1	Employment Contract between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(vi)
10.2	Employment Contract between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(vi)
10.3	First Place Financial Corp. 1999 Incentive Plan	(vii)
10.4	First Place Financial Corp. 2004 Incentive Plan	(viii)
10.5	First Place Bank change in control severance agreement	10.5
10.6	First Place Financial Corp. change in control severance agreement	10.6
14	Code of Ethics	(v)
21	Subsidiaries of Registrant	21
23	Consent of Crowe Horwath LLP	23
31.1	Rule 13a — 14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a — 14(a) Certification of Chief Financial Officer	31.2
32.1	Section 1350 Certification of Chief Executive Officer	32.1
32.2	Section 1350 Certification of Chief Financial Officer	32.2

(i)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 6, 2007 and incorporated by reference herein.

(ii)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 2, 2008 and incorporated by reference herein.

(iii)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 8, 2008 and incorporated by reference herein.

(iv)	Filed as exhibits to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.

(v)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 7, 2007 and incorporated by reference herein.

(vi)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated August 26, 2008 and incorporated by reference herein.

(vii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.

(viii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.

By:	/s/ Steven R. Lewis
Steven R. Lewis
President, Chief Executive Officer and Director
Date: September 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis Steven R. Lewis President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 15, 2008

/s/ David W. Gifford David W. Gifford Chief Financial Officer Date: September 15, 2008

/s/ A Gary Bitonte A. Gary Bitonte Director Date: September 15, 2008

/s/ Donald Cagigas Donald Cagigas Director Date: September 15, 2008

/s/ Marie Izzo Cartwright Marie Izzo Cartwright Director Date: September 15, 2008

/s/ Robert P. Grace Robert P. Grace Director Date: September 15, 2008

/s/ Thomas M. Humphries Thomas M. Humphries Director Date: September 15, 2008

/s/ Earl T. Kissell Earl T. Kissell Director Date: September 15, 2008

/s/ Jeffrey B. Ohlemacher Jeffrey B. Ohlemacher Director Date: September 15, 2008

/s/ E. Jeffrey Rossi E. Jeffrey Rossi Director Date: September 15, 2008

/s/ Samuel A. Roth Samuel A. Roth Chairman of the Board Date: September 15, 2008

/s/ William A. Russell William A. Russell Director Date: September 15, 2008

/s/ Ronald P. Volpe Ronald P. Volpe Director Date: September 15, 2008

/s/ Robert L. Wagmiller Robert L. Wagmiller Director Date: September 15, 2008