Form 10-Q
period 2008-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2008-11-10
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Delaware	34-1880130
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

185 E. Market Street, Warren OH 44481

(Address of principal executive offices)

(330) 373-1221

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,973,270 shares of common stock outstanding as of October 31, 2008

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	September 30, 2008	June 30, 2008
	(Unaudited)
ASSETS
Cash and due from banks	$65,444	$59,483
Interest-bearing deposits in other banks	5,992	4,151
Federal funds sold	150	5,608
Securities, at fair value	278,989	284,433
Loans held for sale, at fair value	66,039	72,341
Loans	2,630,943	2,648,777
Less allowance for loan losses	31,428	28,216

Loans, net	2,599,515	2,620,561
Federal Home Loan Bank stock	36,221	35,761
Premises and equipment, net	40,328	40,089
Premises held for sale, net	13,491	13,555
Goodwill	93,741	93,626
Core deposit and other intangibles	12,767	13,573
Other assets	103,276	97,865

Total assets	$3,315,953	$3,341,046

LIABILITIES
Deposits
Noninterest-bearing checking	$222,305	$248,851
Interest-bearing checking	158,298	159,874
Savings	438,410	475,835
Money markets	305,320	359,801
Certificates of deposit	1,281,294	1,124,731

Total deposits	2,405,627	2,369,092
Short-term borrowings	156,173	197,100
Long-term debt	414,448	424,374
Other liabilities	28,790	31,513

Total liabilities	3,005,038	3,022,079

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	214,311	214,216
Retained earnings	124,356	131,770
Unearned employee stock ownership plan shares	(3,427)	(3,531)
Treasury stock, at cost: 1,141,403 shares at September 30, 2008 and June 30, 2008	(19,274)	(19,274)
Accumulated other comprehensive loss, net	(5,232)	(4,395)

Total shareholders’ equity	310,915	318,967

Total liabilities and shareholders’ equity	$3,315,953	$3,341,046

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2008	2007
INTEREST INCOME
Loans, including fees	$40,561	$44,505
Securities and interest-bearing deposits
Taxable	2,652	2,717
Tax-exempt	662	489
Dividends	585	796

TOTAL INTEREST INCOME	44,460	48,507

INTEREST EXPENSE
Deposits	15,221	19,499
Short-term borrowings	1,465	2,673
Long-term debt	4,819	4,963

TOTAL INTEREST EXPENSE	21,505	27,135

NET INTEREST INCOME	22,955	21,372
Provision for loan losses	7,351	1,961

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	15,604	19,411

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,142	1,997
Net gains on sale of securities	319	733
Change in fair value of securities	(9,320)	—
Mortgage banking gains	1,775	1,856
Gain on sale of loan servicing rights	—	1,471
Loan servicing income (loss)	(44)	290
Other income – bank	1,689	1,718
Insurance commission income	892	820
Other income – nonbank subsidiaries	949	1,306

TOTAL NONINTEREST INCOME	(1,598)	10,191

NONINTEREST EXPENSE
Salaries and employee benefits	10,627	10,366
Occupancy and equipment	3,399	3,087
Professional fees	845	774
Loan expenses	727	574
Marketing	578	796
Merger, integration and restructuring	45	—
State and local taxes	174	224
Amortization of intangible assets	806	1,121
Real estate owned expense	1,080	404
Other	3,079	3,083

TOTAL NONINTEREST EXPENSE	21,360	20,429

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(7,354)	9,173
Income tax expense (benefit)	(1,195)	2,919

NET INCOME (LOSS)	$(6,159)	$6,254

Basic earnings (loss) per share	$(0.37)	$0.38
Diluted earnings (loss) per share	$(0.37)	$0.38

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2007	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income			6,254				6,254
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						239	239
Loss on termination of interest rate swaps reclassified into income, net of tax						153	153

Total comprehensive income							6,646
Cash dividends declared and paid ($0.155 per share)			(2,670)				(2,670)
Commitment to release employee stock ownership plan shares (14,838 shares)		105		148			253
Commitment to release recognition and retention plan shares (764 shares)		16					16
Purchase of 516,499 shares of common stock					(8,472)		(8,472)
Stock options exercised (50,050 shares)		(237)			847		610
Stock option expense		58					58
Tax benefit related to exercise of stock options		80					80

Balance at September 30, 2007	$181	$215,380	$135,477	$(3,710)	$(22,665)	$(1,955)	$322,708

Balance at July 1, 2008	$181	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive income
Net (loss)			(6,159)				(6,159)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						(987)	(987)
Loss on termination of interest rate swaps reclassified into income, net of tax						150	150

Total comprehensive income							(6,996)
Adjustment to initially apply SFAS No. 159, net of tax			188				188
Cash dividends declared and paid ($0.085 per share)			(1,443)				(1,443)
Commitment to release employee stock ownership plan shares (10,387 shares)		5		104			109
Commitment to release recognition and retention plan shares (701 shares)		15					15
Stock option expense		75					75

Balance at September 30, 2008	$181	$214,311	$124,356	$(3,427)	$(19,274)	$(5,232)	$310,915

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net cash from operating activities	$17,073	$9,053

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	2,233	2,286
Proceeds from maturities, calls and principal paydowns	12,079	17,976
Purchases	(19,690)	(2,464)
Net change in interest-bearing deposits in other banks	(1,841)	(9,507)
Net change in Federal Funds Sold	5,458	—
Net change in loans	3,787	(46,338)
Proceeds from sales of loan servicing rights	—	11,928
Proceeds from sales of real estate owned	3,944	166
Premises and equipment expenditures, net	(1,385)	(1,800)
Proceeds from sale of premises and equipment held for sale	67	—
Investment in nonbank affiliates	(115)	(31)

Net cash from investing activities	4,537	(27,784)

Cash flows from financing activities:
Net change in deposits	36,545	(9,189)
Net change in short-term borrowings	(50,643)	(6,892)
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(108)	(2,096)
Cash dividends paid	(1,443)	(2,670)
Proceeds from stock options exercised	—	610
Tax benefit from stock options exercised	—	80
Purchases of common stock	—	(8,472)

Net cash from financing activities	(15,649)	(3,629)

Net change in cash and cash equivalents	5,961	(22,360)
Cash and cash equivalents at beginning of period	59,483	77,226

Cash and cash equivalents at end of period	$65,444	$54,866

Supplemental cash flow information:
Cash payments of interest expense	$22,206	$26,353
Cash payments of income taxes	527	516
Supplemental noncash disclosures:
Loans securitized	9,625	2,939
Transfer of loans to real estate owned	7,183	3,640
Transfer from long-term to short-term borrowings	9,716	36,379
Allocation of loan basis to mortgage servicing asset	1,268	1,724
Adoption of fair value option:
Loans held for sale transferred to fair value	72,341	—
Securities available for sale transferred to fair value	24,766	—

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s (the Company) Annual Report on Form 10-K for the year ended June 30, 2008. The interim unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc. Wholly owned subsidiaries of the Bank include Ardent Service Corporation and Western Reserve Mortgage Corporation (currently inactive). Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., American Pension Benefits, Inc., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, depreciation of premises and equipment, the carrying value of goodwill, the determination of other-than-temporary impairment on investments and the valuations of foreclosed assets (REO), mortgage servicing assets, stock options and securitizations. Actual results could differ from those estimates.

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

2. Recent Accounting Pronouncements

(Dollars in thousands)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position, which was effective upon issuance, delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on July 1, 2008 was not material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption was permitted. The Company did not elect early adoption as of July 1, 2007 and therefore adopted this statement on July 1, 2008. At that time, the Company elected the fair value option for certain investment securities and loans held for sale. The effect of the adoption of this pronouncement is discussed in Note 8 – Fair Value.

In November 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 109, which expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments, provided the views of the SEC regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC consistent with SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008. The adoption of SAB No. 109 resulted in a $1.0 million increase in gains from mortgage banking activity for the quarter ended March 31, 2008 and the year ended June 30, 2008.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009. Since this pronouncement will be applied prospectively, there will be no impact on the Company’s consolidated financial statements upon adoption.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS 133 and is intended to enhance the current disclosure framework in SFAS 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

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

In October 2008, the FASB Staff issued a FASB Staff Position (FSP) related to SFAS No. 157, FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The provisions of FSP 157-3 are effective on issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The issuance of FSP 157-3 and the Company’s adoption of FSP 157-3 did not have an effect on the Company’s interim consolidated financial statements. Application issues addressed by the FSP include (a) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (b) how observable market information in a market that is not active should be considered when measuring fair value and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value.

3. Loans

(Dollars in thousands)

	September 30, 2008	June 30, 2008
1-4 family residential real estate loans:
Permanent financing	$914,293	$935,285
Construction	74,710	79,725

Total	989,003	1,015,010
Commercial loans:
Multifamily real estate	108,285	103,699
Commercial real estate	841,688	815,384
Commercial construction	91,699	104,275
Commercial non real estate	204,326	210,772

Total	1,245,998	1,234,130
Consumer loans	395,942	399,637

Total loans	$2,630,943	$2,648,777

Activity in the allowance for loan losses was as follows:

	Three months ended September 30,
	2008	2007
Beginning of period	$28,216	$25,851
Provision for loan losses	7,351	1,961
Loans charged-off	(4,205)	(1,751)
Recoveries	66	104

End of period	$31,428	$26,165

Impaired loans were as follows:

	September 30, 2008	June 30, 2008
Loans with allocated allowance for loan losses	$20,503	$14,065
Loans with no allocated allowance for loan losses	—	—

Total	$20,503	$14,065

Amount of the allowance for loan losses allocated	$5,945	$3,663

Nonperforming loans were as follows:

	September 30, 2008	June 30, 2008
Nonaccrual loans	$59,832	$49,592
Troubled debt restructuring	3,028	1,130

Total nonperforming loans	$62,860	$50,722

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Three months ended September 30,
	2008	2007
Servicing rights:
Beginning of period	$14,272	$20,785
Additions	1,268	1,724
Sale of servicing assets	—	(10,457)
(Increase) decrease in valuation allowance	(292)	—
Amortized to expense	(791)	(1,176)

End of period	$14,457	$10,876

The fair value of mortgage servicing assets was $16,745 at September 30, 2008 and $16,146 at June 30, 2008. Noninterest-bearing deposits included $11,233 and $11,485 of custodial account deposits related to loans serviced for others as of September 30, 2008 and June 30, 2008, respectively. Loans serviced for others, which are not reported as assets, were $1,498,521 and $1,425,915 at September 30, 2008 and June 30, 2008, respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	September 30, 2008	June 30, 2008
Short-term borrowings:
Federal Home Loan Bank advances	$117,016	$130,578
Securities sold under agreement to repurchase	39,157	37,182
Lines of credit with commercial banks	—	29,340

Total	$156,173	$197,100

Long-term debt:
Federal Home Loan Bank advances	$302,592	$312,518
Securities sold under agreement to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856

Total	$414,448	$424,374

6. Employee Benefit Plans

(Dollars in thousands)

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company to purchase 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2013. The Company amended the agreement effective January 1, 2007, whereby the final payments of principal and interest will be due and payable at maturity on December 31, 2016. Interest is payable during the remaining term of the loan at a fixed rate of 5.75% which was 7.75% under the previous agreement. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. These contributions to the ESOP plan will be $707 for years 2008 through 2016 and were $1,003 in the years prior to the amendment. The balance of the ESOP loan was $4,864 at September 30, 2008. The balance of the ESOP loan prior to the amendment was $5,269 at December 31, 2007. Dividends on allocated shares increase participant accounts and dividends on unallocated shares are used for debt service. ESOP compensation expense was $109 and $253 for the three months ended September 2008 and 2007, respectively.

7. Stock Compensation Plans

(Dollars in thousands, except per share data)

Stock Options

On July 2, 1999, the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provides the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized include incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 shares for grants or a total of 1,573,775 shares. Subsequent to the establishment of the plan, 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). The structure and provisions of this plan are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards.

The Company can issue incentive stock options and nonqualified stock options under the 2004 Plan. Option awards become exercisable in accordance with the vesting schedule determined on the grant date of the award. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Three months ended September 30, 2008			Three months ended September 30, 2007
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	698,371	$14.72		750,787	$14.71
Granted	160,568	12.20		—	—
Exercised	—	—		(50,050)	12.21

Stock options outstanding, end of period	858,939	$14.25	$424	700,737	$14.89	$2,562

Stock option exercisable, end of period	572,811	$13.63	$318	564,901	$13.41	$2,560

The weighted average fair value of stock options granted follows:

	Three months ended September 30, 2008	Three months ended September 30, 2007
Weighted average fair value of stock options granted	$3.31	$—

The weighted average fair value of stock options granted during the three months ended September 30, 2008 was determined at the date of grant using the Black-Scholes stock option pricing model and the following assumptions:

Expected average risk-free interest rate	3.31%
Expected average life (in years)	6.375	years
Expected volatility	31.92%
Expected dividend yield	2.79%

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

The following is unvested common stock grant activity for the periods indicated:

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Shares	Weighted Average Value	Shares	Weighted Average Value
Issued and unvested, beginning of period	11,472	$21.57	12,907	$21.54
Grants	—	—	—	—
Vested	(300)	19.58	(195)	19.58

Issued and unvested, end of period	11,172	$21.63	12,712	$21.57

The total fair value of shares vested during the three months ended September 30, 2008 and 2007 was $6 and $4.

8. Fair Value

(Dollars in thousands)

The Company elected to account for certain securities and loans held for sale at fair value effective July 1, 2008 under SFAS 159. The securities selected for the fair value option include our shares of Fannie Mae perpetual preferred stock and shares held in a mortgage-backed securities mutual fund. The securities chosen for the fair value option had no stated maturity and both were negatively impacted by recent turmoil in the credit and housing markets. By electing the fair value option for these securities, the subjectivity of other-than-temporary impairment analysis is eliminated. The selection of loans held for sale to be accounted for under the fair value option was to achieve a better match with the fair value accounting historically used on the commitments to sell these loans. The following table summarizes the impact of adopting the fair value option for certain securities and loans held for sale. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting from the adoption of SFAS 159.

	Balance Sheet at July 1, 2008 prior to adoption	Net gain /(loss) upon adoption	Balance Sheet at July 1, 2008 after adoption
Assets:
Certain securities available for sale	$24,766	$—	$24,766
Loans held for sale	72,341	289	72,630

Cumulative effect of adoption		289
Tax effect		(101)

Cumulative effect of adoption, net of taxes, increase to retained earnings		$188

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

Under SFAS 157, the Company groups assets and liabilities recorded at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:

Level 1 — Valuation is based upon quoted prices for identical instruments in active markets.

Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 — Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates that market participants would use in pricing the asset or liability. Valuation techniques include use of discounted cash flow models and similar techniques.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at September 30, 2008 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis
Assets measured at fair value:
Securities available for sale	$263,544	$622	$262,922	$—
Trading securities	15,445	14,150	1,295	—
Loans held for sale	66,039	—	66,039	—
Derivatives included in other assets	137	—	137	—

Assets and liabilities measured on a nonrecurring basis
Assets measured at fair value:
Impaired loans	14,558	—	—	14,558
Mortgage servicing assets	5,293	—	—	5,293

Securities – Certain securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and classified as trading securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 trading securities include the Company’s investment in a mortgage-backed securities mutual fund. Recurring Level 2 trading securities include the Company’s investment in Fannie Mae perpetual preferred stock. The remaining securities in the Company’s investment portfolio are classified as available for sale. Recurring Level 1 available for sale securities include the Company’s investment in common stocks. Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of state and political subdivisions, trust preferred securities, mortgage-backed securities and collateralized mortgage obligations.

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At September 30, 2008, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $1,040. The amount of the adjustment for fair value for the three months ended September 30, 2008 was $276 and is included in the Condensed Consolidated Statement of Income under the caption Mortgage banking gains.

Impaired loans – Impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans and had a carrying value of $20,503 with a valuation allowance of $5,945. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. During the three months ended September 30, 2008, net nonrecurring fair value losses of $3,839 were recorded within the provision for loan losses on loans measured for impairment under Statement of Financial Accounting Standards No. 114 using the fair value of the collateral.

Mortgage servicing assets – Mortgage servicing assets represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $292 in impairment losses for the three months ended September 30, 2008 and the valuation allowance at September 30, 2008 was $392. Mortgage servicing assets of $9,164 are valued at amortized cost.

9. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of September 30, 2008 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$469,266	$(32)
Standby letters of credit	4,290	(21)

OTHER OBLIGATIONS
Commitments to make loans (at market rates)	178,531	242
Construction loan funds not yet disbursed	86,603	—
Commitments to sell loans	2,247	—
Unused lines of credit and commercial letters of credit	294,032	—
Mortgage-backed securities sales commitments	122,000	(105)

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

10. Earnings per Share

(Dollars in thousands, except per share data)

The computation of basic and diluted earnings (loss) per share is shown in the following table:

	Three months ended September 30,
	2008	2007
Basic earnings (loss) per share computation:
Net income (loss)	$(6,159)	$6,254

Gross weighted average shares outstanding	16,973,270	16,934,685
Less: Average unearned ESOP shares	(349,632)	(380,761)
Less: Average unearned RRP shares	(76,478)	(79,320)

Net weighted average shares outstanding	16,547,160	16,474,604

Basic earnings (loss) per share	$(0.37)	$0.38

Diluted earnings (loss) per share computation:
Net income (loss)	$(6,159)	$6,254

Weighted average shares outstanding for basic earnings per share	16,547,160	16,474,604
Add: Dilutive effects of assumed exercises of stock options	—	115,652
Add: Dilutive effects of unearned Recognition and Retention Plan shares	—	—

Weighted average shares and potentially dilutive shares	16,547,160	16,590,256

Diluted earnings (loss) per share	$(0.37)	$0.38

Stock options in the amount of 858,939 and 218,616 shares of the Company’s common stock were not included in the computation of earnings per share during the three months ended September 30, 2008 and 2007, respectively, because they were antidilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be antidilutive to earnings per share. Stock grants in the amount of 11,172 shares of the Company’s common stock were not included in the computation of earnings per share during the three months ended September 30, 2008 because they were antidilutive. There were no stock grants that were considered antidilutive in the three months ended September 30, 2007.

11. Acquisition

(Dollars in thousands)

On June 30, 2008, the Company completed its acquisition of OC Financial, Inc. a Dublin, Ohio financial holding company that owned Ohio Central Savings. As of that date, the Company acquired $68,473 in assets, which included $42,186 in loans and $14,520 in securities. The Company also assumed $60,937 in liabilities which included $44,185 in deposits and $9,649 in long-term debt. Goodwill resulting from this acquisition was $1,648, none of which is deductible for income tax purposes. The acquisition was accounted for as a business combination using the purchase method. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central Savings and the Bank merged into a single federal savings association with the name First Place Bank.

12. Pending acquisition

(Dollars in thousands, except share amounts)

On May 7, 2008, the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco) a Cambridge, Ohio financial holding company that owns Advantage Bank. Advantage Bank and its affiliate, Camco Title Agency, offers relationship banking that includes commercial, small business and consumer financial services, internet banking and title insurance services from 23 offices in Ohio, Kentucky and West Virginia. This transaction is a combination cash and stock merger transaction valued at approximately $97,200 as of May 7, 2008. Under the terms of the definitive agreement, Camco shareholders will be entitled to receive either $13.58 in cash or 0.97 shares of First Place common stock for each share of Camco common stock subject to election and allocation procedures which are intended to ensure that 26.5 percent of Camco shares will be exchanged for cash and 73.5 percent of Camco shares will be exchanged for the Company’s common stock. As of September 30, 2008, Camco had approximately $1,026,000 in assets, which included $782,000 in net loans and $100,000 in investment securities and liabilities of $939,000, which included $731,000 in deposits and $190,000 in borrowings. The transaction has been approved by the shareholders of both companies and is expected to close during the Company’s second fiscal quarter ending December 31, 2008, subject to regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (the Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission (SEC), in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, words or phrases “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Overview

Background. The Company is a unitary thrift holding company formed from the conversion of First Place Bank (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank of Ravenna, Ohio. In December 2000, the Company completed a merger with FFY Financial Corp. of Youngstown, Ohio. In May 2004, the Company acquired Franklin Bancorp, Inc. of

Southfield, Michigan. In June 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio. In April 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation in the greater Flint, Michigan area.

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $53 million in assets, which included $33 million in loans and $15 million in securities and assumed $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 30, 2008, the Company completed its acquisition of OC Financial Inc. (OC Financial), a Dublin, Ohio financial holding company that owned Ohio Central Savings. As of that date, the Company acquired $68 million in assets, which included $42 million in loans and $15 million in securities and assumed $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central Savings and First Place Bank merged into a single federal savings association with the name First Place Bank.

On May 7, 2008 the Company announced that it has signed a definitive agreement to acquire Camco Financial Corporation (Camco), a Cambridge, Ohio financial holding company that owns Advantage Bank, a federally chartered savings association. Advantage Bank has approximately $1.026 billion in assets and operates 23 full service banking branches in Ohio, Kentucky and West Virginia. The transaction is expected to have little or no impact on regulatory capital and contribute positively to the Company’s earnings per share, excluding one-time merger, integration and restructuring costs, in the current fiscal year ending June 30, 2009. The transaction has been approved by the shareholders of both companies and is subject to the approval of regulatory authorities and the satisfaction of other customary closing conditions. The transaction is expected to close during Company’s second fiscal quarter ending December 31, 2008.

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. In addition, the Company owns non-bank subsidiaries that operate in the following industries: real estate brokerage, title insurance, investment brokerage, wealth management, employee benefits and general insurance. As of September 30, 2008, the Company had $3.316 billion in assets and was the second largest publicly traded thrift institution in Ohio.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2008 and 2007

Selected Financial Ratios and Other Financial Measures

(Dollars in thousands, except per share data)

	As of or for the three months ended September 30,		Increase (Decrease)
	2008	2007	Amount	Percent
Total assets	$3,315,953	$3,202,595	$113,358	3.5%
Net income (loss)	$(6,159)	$6,254	$(12,413)	(198.5)%
Diluted earnings (loss) per share	$(0.37)	$0.38	$(0.75)	(197.4)%
Return on average equity	(7.74)%	7.72%		(15.46)%
Return on average assets	(0.74)%	0.78%		(1.52)%
Net interest margin	3.07%	2.94%		0.13%
Efficiency ratio	98.16%	63.97%		34.19%
Noninterest expense as a percent of average assets	2.56%	2.55%		0.01%
Nonperforming assets to total assets	2.70%	1.46%		1.24%
Allowance for loan losses to total loans	1.19%	1.03%		0.16%
Allowance for loan losses to nonperforming loans	50.00%	71.04%		(21.04)%
Equity to total assets	9.38%	10.08%		(0.70)%
Tangible equity to tangible assets	6.37%	6.96%		(0.59)%

Summary. The Company recorded a net loss of $6.2 million for the quarter ended September 30, 2008, compared to net income of $6.3 million for the quarter ended September 30, 2007, a decrease of $12.5 million or 198.5%. Net loss per share was $0.37 for the current quarter compared to earnings per share of $0.38 for the same quarter in the prior year, a decrease of $0.75. Return on average equity for the current quarter was -7.74% compared with 7.72% for the same quarter in the prior year. Return on average tangible equity for the current quarter was -11.71% compared with 11.60% for the same quarter in the prior year. The significant decline in earnings and returns for the current quarter compared to the prior year quarter was primarily attributable to an increase of $5.4 million in the provision for loan losses and a $9.3 million decline in fair value of securities, partially offset by a decrease of $4.1 million in the provision for income taxes. Nonperforming assets as a percent of total assets increased to 2.70% at September 30, 2008 compared with 1.46% a year earlier. Total assets increased $113 million to $3.316 billion at September 30, 2008 from $3.203 billion at September 30, 2007. The increase in total assets was primarily due to the acquisitions of HBLS Bank and OC Financial.

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

	Three months ended September 30,
(Dollars in thousands)	2008	2007
Reconciliation of GAAP net income to core earnings
GAAP net income (loss)	$(6,159)	$6,254
Merger, integration and restructuring expense, net of tax	29	—

Core earnings (loss)	$(6,130)	$6,254

Core loss for the quarter ended September 30, 2008 was $6.1 million, a 198.0% decrease over core earnings of $6.3 million for the same quarter in the prior year. Core loss per share was $0.37 for the quarter ended September 30, 2008 compared with core earnings per share of $0.38 for the prior year quarter. The decline in core earnings for the first quarter of fiscal 2009 compared to the prior year quarter was primarily attributable to an increase of $5.4 million in the provision for loan losses and a $9.3 million decline in fair value of securities, partially offset by a decrease of $4.1 million in the provision for income taxes.

Net Interest Income. Net interest income for the quarter ended September 30, 2008, totaled $23.0 million, an increase of $1.6 million or 7.4% from $21.4 million for the quarter ended September 30, 2007. The increase in net interest income resulted from an increase of $69.2 million or 2.3% in average interest-earning assets compared with the same quarter in the prior year and an increase in the net interest margin to 3.07%, up from 2.94% in the prior year quarter. The increase in net interest margin from the same period in the prior year was primarily due to interest rates on interest-bearing liabilities decreasing faster than the interest rates on interest-earning assets. The decrease in interest rates for the current quarter compared to the same quarter in the prior year was a result of the decline in Federal Reserve short-term interest rates since September 2007. Currently, the Company is unable to lower deposit rates due to higher-than-market rates offered by other financial institutions across the Company’s market area. As a result, the Company anticipates that the net interest margin will decline in the quarter ending December 31, 2008 in addition to the Federal Reserve’s short-term rate reductions that took place in October 2008.

The average yield on interest-earning assets was 5.90% for the quarter ended September 30, 2008, compared with 6.60% in the same quarter in the prior year. The components of the yield on interest-earning assets include the yields on loans, securities, Federal Home Loan Bank stock and interest-earning deposits in other banks. The decrease in rates on interest-earning assets for the current quarter was primarily due to the amount of prime-based loans recorded and the impact of the decline in Federal Reserve short-term interest rates since September 2007. The increase in the average balance of interest-earning assets was primarily due to an increase in commercial loans. The average rate paid on interest-bearing liabilities was 3.12% for the quarter ended September 30, 2008 compared to 4.17% for the prior year quarter, a decrease of 105 basis points. This decrease was due to decreases in the average rates paid on deposits and borrowings. The decrease in the cost of borrowings was primarily due to the impact of the decline in Federal Reserve short-term interest rates since September 2007.

The following schedules detail the various components of net interest income for the three months ended September 30, 2008 and 2007. All asset yields are calculated on tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three months ended September 30, 2008			Three months ended September 30, 2007
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,674,105	$40,596	6.02%	$2,633,816	$44,543	6.73%
Securities and interest-bearing deposits	306,747	3,784	4.94%	280,439	3,804	5.38%
Federal Home Loan Bank stock	35,766	483	5.35%	33,209	534	6.40%

Total interest-earning assets	3,016,618	44,863	5.90%	2,947,464	48,881	6.60%

Noninterest-earning assets
Cash and due from banks	43,036			49,900
Allowance for loan losses	(31,563)			(26,012)
Other assets	280,905			214,631

Total assets	$3,308,996			$3,185,983

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$160,127	224	0.56%	$149,787	185	0.49%
Savings and money market accounts	780,282	3,905	1.99%	789,550	6,380	3.21%
Certificates of deposit	1,221,452	11,092	3.60%	1,051,054	12,934	4.90%

Total deposits	2,161,861	15,221	2.79%	1,990,391	19,499	3.90%
Borrowings
Short-term borrowings	149,901	1,465	3.88%	216,352	2,673	4.91%
Long-term debt	420,741	4,819	4.54%	380,164	4,963	5.19%

Total interest-bearing liabilities	2,732,503	21,505	3.12%	2,586,907	27,135	4.17%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,376			235,439
Other liabilities	28,598			41,265

Total liabilities	2,993,477			2,863,611
Shareholders’ equity	315,519			322,372

Total liabilities and shareholders equity	$3,308,996			$3,185,983

Fully tax-equivalent net interest income		23,358			21,746
Interest rate spread			2.78%			2.43%
Net interest margin			3.07%			2.94%
Average interest-earning assets to average interest-bearing liabilities			110.40%			113.94%
Tax-equivalent adjustment		403			374

Net interest income		$22,955			$21,372

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. For a more detailed discussion of management’s review of the allowance for loan losses, see Nonperforming Assets and Allowance for Loan Losses on page 23 of this Form 10-Q. Based on this review, a provision for loan losses of $7.4 million was recorded for the quarter ended September 30, 2008 compared to $4.6 million for the quarter ended June 30, 2008 and $2.0 million for the quarter ended September 30, 2007. Nonperforming loans were $62.9 million, or 2.39% of total loans at September 30, 2008 compared with $50.7 million, or 1.91% at June 30, 2008 and $36.8 million, or 1.45% at September 30, 2007. Net charge-offs were $4.1 million for the quarter ended September 30, 2008 compared with $5.4 million for the quarter ended June 30, 2008 and $1.6 million for the quarter ended September 30, 2007. Total loans were $2.631 billion at September 30, 2008 compared with $2.649 billion at June 30, 2008 and $2.548 billion at September 30, 2007.

Noninterest Income. Noninterest income totaled a loss of $1.6 million for the quarter ended September 30, 2008, a decrease of $11.8 million or 115.7% from $10.2 million in the same quarter in the prior year. The decrease in the current quarter was primarily due to a $9.3 million decline in the fair value of securities and decreases of $1.5 million in the gain on sale of loan servicing rights, $0.4 million in net gains on sale of securities, $0.4 million in other income – nonbank subsidiaries, $0.3 in loan servicing income and $0.1 million in mortgage banking gains, partially offset by an increase of $0.1 million in service charges and fees on deposit accounts.

Effective July 1, 2008, the Company elected to account for Fannie Mae preferred stock and a mutual fund investment at fair value under Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Assets and Financial Liabilities” (SFAS 159). As a result, the current quarter decrease and future increases and decreases in the value of these securities will be recorded in earnings. The Company took this action due to the recent volatility in the financial condition of Fannie Mae and volatility in the securities market in general, the subjective nature of determining other-than-temporary impairment and to more fully reflect both increases and decreases in value through fair value accounting. There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines. The $9.3 million decline in the fair value of securities was due to a decline in the fair value of Fannie Mae preferred stock from $9.3 million at June 30, 2008 to $1.3 million at September 30, 2008 and a decline in the fair value of a mutual fund investment from $15.5 million at June 30, 2008 to $14.2 million at September 30, 2008. Recent government actions placing Fannie Mae under conservatorship and suspending future dividends resulted in a decline in the value of this security. The decline in the value of the mutual fund investment was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields.

During the prior year quarter ended September 30, 2007, the Company sold loan servicing rights with a book value of $10.5 million, which represented loans with principal balances totaling $1.1 billion or approximately 50% of the Company’s existing loan servicing rights portfolio at the time of sale. The purpose of the sale was to reduce the size of the servicing asset in order to reduce volatility associated with income from loan servicing rights, to reduce exposure to impairment losses and to take advantage of a favorable market for loan servicing rights. The gain on the sale was $1.5 million compared with none for the current quarter ended September 30, 2008. Management expects to sell servicing rights in the future to continue to limit the volatility of income from loan servicing rights. However, the exact timing of future sales is not currently known and will be based on future loan origination volumes, the proportion of loans initially sold with servicing rights and the market for the sale of loan servicing rights.

Net gains on the sale of securities decreased $0.4 million to $0.3 million for the quarter ended September 30, 2008 from $0.7 million for the same quarter in the prior year. Securities may be sold to generate changes in liquidity, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities will be a major component of future net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Other income – nonbank subsidiaries decreased $0.4 million to $0.9 million for the quarter ended September 30, 2008 from $1.3 million for the same quarter in the prior year. The decrease was primarily due to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm in determining market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has affected loan servicing income.

	Three months ended September 30,
(Dollars in thousands)	2008	2007
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$248	$290
Change in impairment	(292)	—

Total loan servicing income (loss)	$(44)	$290

The decrease in total loan servicing income in the current quarter compared with the prior year quarter was due to an increase in impairment charges and a decrease in net loan servicing revenue. The decrease in loan servicing revenue was due to the sale of 50% of the Company’s existing loan servicing rights portfolio during the quarter ended September 30, 2007. At September 30, 2008, there was $0.4 million of allowance for impairment of MSRs.

Net gains from mortgage banking activity for the quarter ended September 30, 2008 decreased $0.1 million or 4.4% to $1.8 million compared with $1.9 million for the prior year quarter. The volume of loan sales in the current quarter was $255 million, down $39 million from sales of $294 million in the same quarter in the prior year. For the current quarter, 57% of the loans sold were sold with servicing released compared with 56% for the quarter ended September 30, 2007.

Service charges increased $0.1 million, or 7.3% to $2.1 million for the quarter ended September 30, 2008, as compared with $2.0 million for the prior year quarter. The increases for the current quarter were primarily due to the impact of the retail banking offices of HBLS Bank acquired in October 2007 and OC Financial acquired in June 2008.

Noninterest Expense. Noninterest expense increased $1.0 million or 4.6% to $21.4 million for the three months ended September 30, 2008, compared with $20.4 million for the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 2.56% for the quarter ended September 30, 2008 compared to 2.55% for the prior year quarter. The increase in noninterest expense was primarily due to increases of $0.7 million or 167.3% in real estate owned expense, $0.3 million or 2.5% in salaries and employee benefits and $0.3 million or 10.1% in occupancy and equipment costs. The increase in real estate owned expense was related to an increase in the volume of properties added to real estate owned in recent months and write-downs taken to reflect the continuing decline in the value of residential real estate properties during the current quarter. The Company expects these expenses to continue to be higher than historical levels as certain loans migrate from nonperforming into real estate owned. The increases in salaries and employee benefits, and occupancy and equipment costs were both related to the acquisitions of HBLS Bank and OC Financial, and a de novo branch that was opened since September 2007.

Recent economic and credit market conditions have contributed to several failures of FDIC-insured financial institutions, as well as a general increase in the FDIC’s expectations of future failures. As a result, in October 2008, the FDIC published for comment a proposal (and interim rule) to increase deposit insurance premiums for all FDIC-insured financial institutions, including the Bank, beginning with the Company’s second fiscal quarter of 2009. In addition to an increase in base premium rates, the proposal introduces a number of factors that will adjust the rate paid by a financial institution. We expect FDIC insurance premiums to significantly increase during the current fiscal year.

Income Taxes. An income tax benefit of $1.2 million was recorded for the three months ended September 30, 2008 compared with income tax expense of $2.9 million for the prior year quarter. The effective tax benefit rate was 16.2% for the three months ended September 30, 2008 compared with an effective tax rate of 31.8% for the prior year quarter. The changes in the effective tax rate were due to varying levels of pretax income or loss related to relatively constant levels of permanent tax adjustments.

Financial Condition

General. Assets totaled $3.316 billion at September 30, 2008, a decrease of $25 million or 0.8% from June 30, 2008. The majority of this decrease was accounted for by a decline in portfolio loans and an increase in the allowance for loan losses. Capital ratios decreased as the ratio of equity to total assets decreased at September 30, 2008 to 9.38% compared with 9.55% at June 30, 2008. Tangible equity also decreased to $204 million at September 30, 2008 compared with $212 million at June 30, 2008.

Securities. Securities totaled $279 million at September 30, 2008, compared to $284 million at June 30, 2008, a decrease of $5 million or 1.9%. During the first three months of fiscal 2009, the Company received proceeds from sales of securities available for sale of $2 million, proceeds from maturities and calls of $6 million, principal paydowns of $6 million and recorded a $9 million adjustment for the change in fair value of trading securities, partially offset by purchases of $20 million.

Loans Held for Sale. The Company elected to account for loans held for sale at fair value effective July 1, 2008 under SFAS 159. The adoption of fair value accounting for loans held for sale results in the consistent use of fair value accounting for commitments to make loans, commitments to sell loans and for loans held for sale. The impact of recording loans held for sale at fair value as of July 1, 2008 was to increase loans held for sale by $0.3 million, increase beginning retained earnings by $0.2 million and increase the liability for deferred income taxes by $0.1 million. Loans held for sale totaled $66 million at September 30, 2008, compared to $72 million at June 30, 2008, a decrease of $6 million or 8.7%.

Loans. The loan portfolio totaled $2.631 billion at September 30, 2008, a decrease of $18 million, or 0.7% from June 30, 2008. The decrease in the loan portfolio was due to a decrease of $26 million, or 10.2% annualized, in mortgage and construction loans and a decrease of $4 million, or 3.7% annualized, in consumer loans, partially offset by an increase of $12 million, or 3.8% annualized, in commercial loans. At September 30, 2008, commercial loans accounted for 47.4% of the loan portfolio, which is up from 46.6% at June 30, 2008.

	As of September 30, 2008		As of June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$989,003	37.6%	$1,015,010	38.3%
Commercial	1,245,998	47.4%	1,234,130	46.6%
Consumer	395,942	15.0%	399,637	15.1%

Total loans	$2,630,943	100.0%	$2,648,777	100.0%

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	9/30/2008	6/30/2008	3/31/2008	12/31/2007	9/30/2007
Nonperforming assets	$89,433	$74,417	$70,692	$55,914	$46,848
Nonperforming assets as a % of total assets	2.70%	2.23%	2.15%	1.69%	1.46%
Nonperforming loans	$62,860	$50,722	$57,480	$46,322	$36,832
Nonperforming loans as a % of total loans	2.39%	1.91%	2.20%	1.75%	1.45%
Delinquent loans	$90,646	$84,647	$87,715	$77,234	$61,803
Delinquent loans as a % of total loans	3.45%	3.20%	3.35%	2.92%	2.43%
Allowance for loan losses	$31,428	$28,216	$28,874	$26,360	$26,165
Allowance for loan losses as a % of loans	1.19%	1.07%	1.10%	1.00%	1.03%
Allowance for loan losses as a % of nonperforming loans	50.00%	55.63%	50.23%	56.91%	71.04%

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at September 30, 2008. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets, which is comprised of nonperforming loans and real estate owned, were $89.4 million at September 30, 2008, or 2.70% of total assets, up $15.0 million from $74.4 million or 2.23% of total assets at June 30, 2008. Nonperforming loans were $62.9 million at September 30, 2008, or 2.39% of total loans, up $12.2 million from $50.7 million or 1.91% of total loans at June 30, 2008. Real estate owned was $26.6 million at September 30, 2008, up $2.9 million from $23.7 million at June 30, 2008. For a more detailed discussion of management’s review of real estate owned, see Real Estate Owned on page 24 of this Form 10-Q.

Net charge-offs were $4.1 million for the quarter ended September 30, 2008, which was an increase of $2.5 million over the prior year quarter and a decrease of $1.3 million from the net charge-offs of $5.4 million for the quarter ended June 30, 2008. Based on management’s quarterly analysis, the allowance for loan losses increased during the quarter to $31.4 million at September 30, 2008, up $3.2 million from $28.2 million at June 30, 2008 and up $5.2 million from $26.2 million at September 30, 2007. The ratio of allowance for loan losses to total loans was 1.19% at September 30, 2008, up from 1.07% at June 30, 2008 and 1.03% at September 30, 2007. The ratio of allowance for loan losses to nonperforming loans was 50.00% at September 30, 2008, down from 55.63% at June 30, 2008 and 71.04% at September 30, 2007. Another factor considered in determining the appropriateness of the allowance for loan losses is the type of collateral. Of the total nonperforming loans at September 30, 2008, 98% were secured by real estate. Real estate loans are generally well secured and if these loans do default, the majority of the loan balance is generally recovered by liquidating the real estate.

Premises and Equipment. Premises and equipment remained level and was $40 million at September 30, 2008 and June 30, 2008. In June 2008, the Company transferred $14 million of property to premises held for sale. This represents the amortized cost of land and buildings for 21 retail branch locations. The Company is currently pursuing a contract to sell these assets in a sale-leaseback transaction.

Real Estate Owned. At September 30, 2008, the Company owned 192 repossessed real estate owned properties (REO) with a net book value of $26.6 million. Single-family residential properties represented $20.5 million of the $26.6 million balance of REO at September 30, 2008. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. The Company works with borrowers to avoid foreclosure if possible, and if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $16.6 million during the period from September 30, 2007 through September 30, 2008. Over the long term, pursuing deeds in lieu of foreclosure should result in a significant reduction in the holding period for nonperforming assets and reduce economic losses. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred. At September 30, 2008, the Company held $3.6 million in real estate held for investment. The Company considers these properties to be performing assets as they are income producing and therefore are not included in any nonperforming asset ratios.

Deposits. Deposits increased $37 million or 1.5% during the first three months of fiscal 2009 and totaled $2.406 billion at September 30, 2008, compared to $2.369 billion at June 30, 2008. The Company experienced a decrease of $106 million during the current quarter in deposits generated through our retail branch deposit network. This occurred as a result of the Company’s unwillingness to compete with rates paid by local competitors who have been pricing deposits aggressively to satisfy their liquidity needs. As an alternative, the Company grew large brokered deposits obtained from national brokers by $111 million at rates that were lower than those of local competitors. At September 30, 2008, the Company had $176 million in brokered deposits. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that it will continue to use brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth.

Short-term Borrowings and Long-term Debt. During the first three months of fiscal year 2008, long-term debt showed a decrease of $10 million which represented a $10 million reclassification of borrowings from long-term to short-term. During the first three months of fiscal year 2009, short-term borrowings showed a net decrease of $41 million consisting of a decrease of $51 million in short term borrowings, partially offset by a $10 million reclassification of borrowings from long-term to short-term. At September 30, 2008, $92 million of the $156 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank.

Capital Resources. Total shareholders’ equity decreased $8.1 million, or 2.5% during the three months ended September 30, 2008, and totaled $311 million. The primary components of the change in shareholders’ equity were the net loss of $6.2 million, dividends declared on the Company’s common stock totaling $1.4 million and the change in unrealized losses on securities available for sale of $1.0 million. Total tangible equity also decreased to $204 million at September 30, 2008 compared with $212 million at June 30, 2008.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A comparison of the Bank’s actual capital ratios to ratios required to be well-capitalized under OTS regulations at September 30, 2008 follows:

	Actual ratio at September 30, 2008	Actual ratio at June 30, 2008	Well-capitalized ratio
Total capital to risk-weighted assets	10.75%	11.47%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	9.73%	10.45%	6.00%
Tier 1 (core) capital to adjusted total assets	7.60%	7.75%	5.00%

The Company is considering participating in the Treasury Department’s Troubled Asset Relief Program (TARP). Management is analyzing the potential impact on the Company and no final decision has been made at this time.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses, the valuation of the mortgage servicing rights and other-than-temporary impairment of securities. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At September 30, 2008, the Company had $21.8 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $14.8 million.

Mortgage Servicing Assets. Mortgage servicing assets represent the value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, the initial servicing right is recorded at its fair value. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent bulk and flow sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other.

Loan prepayment speeds have varied significantly over the past two years and could continue to vary in the future. In addition, any of the other variables mentioned above could change over time. Therefore, the valuation of mortgage servicing rights is, and is expected to continue to be, a critical accounting policy where the results are based on estimates that are subject to change over time and can have a significant financial impact on the Company.

Other-than-temporary Impairment of Securities. The Company monitors securities in its portfolio for other-than-temporary impairment. The Company considers various factors in determining if impairment is other-than-temporary, including but not limited to the length of time and extent the security’s fair value has been less than cost, the financial condition and external credit ratings of the issuer, the Company’s intent and ability to hold the security for a period sufficient to allow for an anticipated recovery in fair value and general market conditions. In determining if impairment is other-than-temporary in nature, the Company must use certain judgments and assumptions in interpreting market data for the likelihood of recovery in fair value. Securities are written down to fair value when a decline in fair value is other-than-temporary. There were no other-than-temporary valuation losses on securities in the current quarter or in the prior year quarter.

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

At September 30, 2008, the Company had $114 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $22 million from the Federal Home Loan Bank based on assets currently pledged under blanket pledge agreements and $35 million on unsecured commercial bank lines of credit. This is compared to $121 million of cash and unpledged securities, Federal Home Loan Bank availability of $12 million and $6 million of availability in unsecured commercial bank lines of credit at June 30, 2008. Potential cash available as measured by liquid assets and borrowing capacity has increased $32 million at September 30, 2008 compared to June 30, 2008, primarily due to an increase in large brokered deposits of $111 million obtained through national brokers. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At September 30, 2008, the Company had $176 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Additionally, the Company has the ability to borrow approximately $10 million from the Federal Reserve Bank system. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. First Place Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and fund operating expenses. At September 30, 2008, the holding company had cash and unpledged securities of $10 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, First Place Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as First Place Bank would remain well capitalized. As of September 30, 2008, First Place Bank could pay approximately $5 million of dividends without OTS approval. Future dividend payments by First Place Bank beyond the $5 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance Sheet Arrangements

See Note 9 - Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks such as credit risk and interest rate risk. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-earning assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities, which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed-rate loans within 45 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/Liability Committee.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of September 30, 2008 and June 30, 2008, and are based on an instantaneous change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point change in rates	NPV ratio September 30, 2008	NPV ratio June 30, 2008
Up 200	10.15%	9.65%
Up 100	10.80%	10.27%
No change	11.03%	10.58%
Down 100	10.73%	10.57%
Down 200	10.27%	10.42%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at September 30, 2008 indicate that the Company has experienced an increase in its exposure to rising interest rates and a decrease in its potential benefit from falling interest rates during the three months ended September 30, 2008. The NPV ratio for no change in rates has increased 45 basis points at September 30, 2008 compared to June 30, 2008. This model indicates what would be likely to happen given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

In addition to the risk of changes in net interest income, the Company is exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that occurs when changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that the Company has committed to originate but has not yet contracted to sell. The Company hedges this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as a hedge against rising rates, as they become more valuable in a rising rate environment, offsetting the decline in the value of loan commitments or loans held for sale in a rising rate environment.

Item 4.	Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial

Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of September 30, 2008. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, the Company is not involved in any material legal proceedings, the outcome of which would have a material impact of the financial condition of the Company.

Item 1A.	Risk Factors

Information concerning risk factors is incorporated herein by reference to Form S-4/A filed with the Securities and Exchange Commission on September 30, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no treasury stock purchases during the current quarter and the board authorizations to purchase treasury stock have expired.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on November 5, 2008. The voting results on each of the five issue submitted to the shareholders at that meeting are indicated below.

1.	Adoption of the Agreement and Plan of Merger, dated May 7, 2008 by and between First Place Financial Corp. and Camco Financial Corporation.

For	Against	Abstain	Broker non-vote
10,074,781	1,698,021	123,992	2,966,655

2.	Election of Directors for a three year term:

	For	Percent	Withheld	Percent
Donald Cagigas	14,059,207	94.6%	804,242	5.4%
Steven R. Lewis	14,087,012	94.8%	776,437	5.2%
Samuel A. Roth	14,099,627	94.9%	763,822	5.1%

The following Directors terms continued after the Annual Meeting: A. Gary Bitonte, M.D., Marie Izzo Cartwright, Robert P. Grace, Thomas M. Humphries, Earl T. Kissell, Jeffrey B. Ohlemacher, E. Jeffrey Rossi, William A. Russell and Robert L. Wagmiller.

3.	Ratification of the appointment of Crowe Horwath, LLP as independent auditors of the Company for the fiscal year ending June 30, 2009.

For	Against	Abstain
14,387,800	347,159	128,490

4.	Proposal to amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 33,000,000 to 53,000,000.

For	Against	Abstain
12,465,743	2,198,215	199,491

5.	Adjournment of the Annual Meeting to a later date or dates, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the Annual Meeting to approve the merger agreement.

For	Against	Abstain
12,183,478	2,491,168	188,803

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: November 10, 2008	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Chief Financial Officer