Form 10-Q
period 2008-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2009-02-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,973,270 shares of common stock outstanding as of January 31, 2009

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$38,647	$59,483
Interest-bearing deposits in other banks	74,494	4,151
Federal funds sold	—	5,608
Securities, at fair value	283,097	284,433
Loans held for sale, at fair value	96,851	72,341
Loans	2,613,455	2,648,777
Less allowance for loan losses	33,577	28,216

Loans, net	2,579,878	2,620,561
Federal Home Loan Bank stock	36,221	35,761
Premises and equipment, net	40,454	40,089
Premises held for sale, net	13,333	13,555
Goodwill	—	93,626
Core deposit and other intangibles	11,979	13,573
Other assets	109,328	97,865

Total assets	$3,284,282	$3,341,046

LIABILITIES
Deposits
Noninterest-bearing checking	$227,434	$248,851
Interest-bearing checking	160,274	159,874
Savings	393,070	475,835
Money markets	285,615	359,801
Certificates of deposit	1,474,557	1,124,731

Total deposits	2,540,950	2,369,092
Short-term borrowings	142,454	197,100
Long-term debt	364,269	424,374
Other liabilities	18,752	31,513

Total liabilities	3,066,425	3,022,079

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value: 33,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	214,358	214,216
Retained earnings	29,007	131,770
Unearned employee stock ownership plan shares	(3,324)	(3,531)
Treasury stock, at cost: 1,141,403 shares at December 31, 2008 and June 30, 2008	(19,274)	(19,274)
Accumulated other comprehensive loss, net	(3,091)	(4,395)

Total shareholders’ equity	217,857	318,967

Total liabilities and shareholders’ equity	$3,284,282	$3,341,046

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
INTEREST INCOME
Loans, including fees	$39,540	$44,763	$80,101	$89,268
Securities and interest-bearing deposits
Taxable	2,722	2,785	5,375	5,502
Tax-exempt	658	490	1,320	979
Dividends	577	846	1,161	1,642

TOTAL INTEREST INCOME	43,497	48,884	87,957	97,391
INTEREST EXPENSE
Deposits	16,199	20,051	31,419	39,550
Short-term borrowings	1,235	1,829	2,701	4,238
Long-term debt	4,760	5,446	9,579	10,673

TOTAL INTEREST EXPENSE	22,194	27,326	43,699	54,461

NET INTEREST INCOME	21,303	21,558	44,258	42,930
Provision for loan losses	9,216	5,195	16,567	7,156

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,087	16,363	27,691	35,774

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,461	2,064	4,603	4,061
Net gains (losses) on sale of securities	—	(4)	319	729
Impairment of securities	—	(5,900)	—	(5,900)
Change in fair value of securities	(2,544)	—	(11,864)	—
Mortgage banking gains	2,106	1,065	3,881	2,921
Gain on sale of loan servicing rights	—	—	—	1,471
Loan servicing income (loss)	(940)	(146)	(984)	144
Other income – bank	1,611	1,627	3,300	3,345
Insurance commission income	1,051	838	1,943	1,658
Other income – nonbank subsidiaries	798	1,170	1,747	2,476

TOTAL NONINTEREST INCOME	4,543	714	2,945	10,905

NONINTEREST EXPENSE
Salaries and employee benefits	9,809	10,270	20,436	20,636
Occupancy and equipment	3,383	3,081	6,782	6,168
Professional fees	817	731	1,662	1,505
Loan expenses	613	310	1,340	884
Marketing	577	877	1,155	1,673
Merger, integration and restructuring	1,064	790	1,109	790
Goodwill impairment	93,741	—	93,741	—
Amortization of intangible assets	788	1,102	1,594	2,223
Real estate owned expense	1,392	1,736	2,472	2,140
Other	4,415	3,558	7,668	6,865

TOTAL NONINTEREST EXPENSE	116,599	22,455	137,959	42,884

INCOME (LOSS) BEFORE INCOME
TAX EXPENSE (BENEFIT)	(99,969)	(5,378)	(107,323)	3,795
Income tax expense (benefit)	(5,872)	(2,231)	(7,067)	688

NET INCOME (LOSS)	$(94,097)	$(3,147)	$(100,256)	$3,107

Basic earnings (loss) per share	$(5.68)	$(0.20)	$(6.06)	$0.19
Diluted earnings (loss) per share	$(5.68)	$(0.20)	$(6.06)	$0.19

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2007	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income			3,107				3,107
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						741	741
Loss on termination of interest rate swaps reclassified into income, net of tax						305	305

Total comprehensive income							4,153
Cash dividends declared and paid ($0.325 per share)			(5,250)				(5,250)
Commitment to release employee stock ownership plan shares (11,872 shares)		25		119			144
Commitment to release recognition and retention plan shares (1,528 shares)		32					32
Purchase of 880,086 shares of common stock					(14,113)		(14,113)
Stock options exercised (60,050 shares)		(280)			1,013		733
Stock option expense		113					113
Tax benefit related to exercise of stock options		90					90

Balance at December 31, 2007	$181	$215,338	$129,750	$(3,739)	$(28,140)	$(1,301)	$312,089

Balance at July 1, 2008	$181	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive income
Net (loss)			(100,256)				(100,256)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects						1,004	1,004
Loss on termination of interest rate swaps reclassified into income, net of tax						300	300

Total comprehensive income							(98,952)
Adjustment to initially apply SFAS No. 159, net of tax			188				188
Cash dividends declared and paid ($0.17 per share)			(2,695)				(2,695)
Commitment to release employee stock ownership plan shares (20,774 shares)		(41)		207			166
Commitment to release recognition and retention plan shares (1,388 shares)		30					30
Stock option expense		153					153

Balance at December 31, 2008	$181	$214,358	$29,007	$(3,324)	$(19,274)	$(3,091)	$217,857

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31,
(Dollars in thousands)	2008	2007
Cash flows from operating activities:
Net cash from operating activities	$(8,720)	$5,024

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	2,802	10,276
Proceeds from maturities, calls and principal paydowns	22,771	26,718
Purchases	(34,154)	(22,636)
Net change in interest-bearing deposits in other banks	(70,343)	9,802
Net change in Federal Funds Sold	5,608	—
Net change in loans	815	(121,365)
Proceeds from sales of loan servicing rights	—	11,928
Proceeds from sales of real estate owned	8,329	1,640
Premises and equipment expenditures, net	(2,506)	(5,197)
Cash paid for Hicksville Building, Loan and Savings Bank, net of cash received	—	(3,885)
Proceeds from sale of premises held for sale	68	—
Investment in nonbank affiliates	(115)	(31)

Net cash from investing activities	(66,725)	(92,750)

Cash flows from financing activities:
Net change in deposits	171,873	19,655
Net change in short-term borrowings	(114,364)	(41,153)
Proceeds from long-term debt	—	100,000
Repayment of long-term debt	(205)	(2,194)
Cash dividends paid	(2,695)	(5,250)
Proceeds from stock options exercised	—	733
Tax benefit from stock options exercised	—	90
Purchases of common stock	—	(14,113)

Net cash from financing activities	54,609	57,768

Net change in cash and cash equivalents	(20,836)	(29,958)

Cash and cash equivalents at beginning of period	59,483	77,226

Cash and cash equivalents at end of period	$38,647	$47,268

Supplemental cash flow information:
Cash payments of interest expense	$43,420	$51,678
Cash payments of income taxes	527	8,056
Supplemental noncash disclosures:
Loans securitized	9,625	2,939
Transfer of loans to real estate owned	20,764	6,713
Transfer from long-term to short-term borrowings	59,718	68,379
Allocation of loan basis to mortgage servicing asset	2,483	3,469
Adoption of fair value option:
Loans held for sale transferred to fair value	72,341	—
Securities available for sale transferred to fair value	24,766	—

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption was permitted. The Company did not elect early adoption as of July 1, 2007 and therefore adopted this statement on July 1, 2008. At that time, the Company elected the fair value option for certain investment securities and loans held for sale. The effect of the adoption of this pronouncement is discussed in Note 7 – Fair Value.

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

3. Loans

(Dollars in thousands)

	December 31,	June 30,
	2008	2008
One-to four-family residential real estate loans:
Permanent financing	$892,739	$935,285
Construction	61,921	79,725

Total	954,660	1,015,010
Commercial loans:
Multifamily real estate	110,041	103,699
Commercial real estate	870,973	815,384
Commercial construction	82,113	104,275
Commercial non real estate	202,038	210,772

Total	1,265,165	1,234,130
Consumer loans:
Home equity lines of credit	219,326	212,986
Home equity loans	139,946	147,008
Automobiles and other	34,358	39,643

Total	393,630	399,637

Total loans	$2,613,455	$2,648,777

Activity in the allowance for loan losses was as follows:

	Six months ended
	December 31,
	2008	2007
Beginning of period	$28,216	$25,851
Provision for loan losses	16,567	7,156
Acquired in merger	—	254
Loans charged-off	(11,381)	(7,168)
Recoveries	175	267

End of period	$33,577	$26,360

Impaired loans were as follows:

	December 31,	June 30,
	2008	2008
Loans with allocated allowance for loan losses	$33,221	$14,065
Loans with no allocated allowance for loan losses	1,469	—

Total	$34,690	$14,065

Amount of the allowance for loan losses allocated	$8,948	$3,663

Nonperforming loans were as follows:

	December 31,	June 30,
	2008	2008
Nonaccrual loans	$63,945	$49,592
Troubled debt restructuring	3,006	1,130

Total nonperforming loans	$66,951	$50,722

4. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Six months ended
	December 31,
	2008	2007
Servicing rights:
Beginning of period	$14,272	$20,785
Additions	2,483	3,469
Acquired in merger	—	206
Sale of servicing assets	—	(10,457)
Net change in valuation allowance	(1,363)	(305)
Amortized to expense	(1,756)	(1,977)

End of period	$13,636	$11,721

The fair value of mortgage servicing assets was $14,805 at December 31, 2008 and $16,146 at June 30, 2008. Noninterest-bearing deposits included $21,606 and $11,485 of custodial account deposits related to loans serviced for others as of December 31, 2008 and June 30, 2008, respectively. Loans serviced for others, which are not reported as assets, were $1,549,536 and $1,425,915 at December 31, 2008 and June 30, 2008, respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	December 31,	June 30,
	2008	2008
Short-term borrowings:
Federal Home Loan Bank advances	$111,677	$130,578
Securities sold under agreement to repurchase	30,777	37,182
Lines of credit with commercial banks	—	29,340

Total	$142,454	$197,100

Long-term debt:
Federal Home Loan Bank advances	$252,413	$312,518
Securities sold under agreement to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856

Total	$364,269	$424,374

Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at December 31, 2008 was $11,633. In addition, the Bank has a borrowing capacity of approximately $8,000 with the Federal Reserve Bank through its discount window borrowing program.

6. Stock Compensation Plans

(Dollars in thousands, except per share data)

Stock Options

The Company can issue incentive stock options and nonqualified stock options under the 2004 Plan. Option awards become exercisable in accordance with the vesting schedule determined on the grant date of the award. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Six months ended December 31, 2008			Six months ended December 31, 2007
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	698,371	$14.71		750,787	$14.71
Granted	165,068	12.18		—	—
Forfeited	(9,694)	15.45		(10,378)	20.30
Exercised	—	—		(60,050)	12.23

Stock options outstanding, end of period	853,745	$14.22	$—	680,359	$14.84	$833

Stock option exercisable, end of period	572,811	$13.63	$—	544,523	$13.34	$833

The weighted average fair value of stock options granted follows:

	Six months ended	Six months ended
	December 31, 2008	December 31, 2007
Weighted average fair value of stock options granted	$3.28	$—

The weighted average fair value of stock options granted during the six months ended December 31, 2008 was determined at the date of grant using the Black-Scholes stock option pricing model and the following assumptions:

Expected average life (in years)	6.4 - 6.5	years
Expected average risk-free interest rate	3.31% - 3.75%
Expected dividend yield	2.79% - 6.49%
Expected volatility	29.18% - 31.92%

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

The following is unvested common stock grant activity for the periods indicated:

	Six months ended		Six months ended
	December 31, 2008		December 31, 2007
	Shares	Weighted Average Value Per share	Shares	Weighted Average Value Per share
Issued and unvested, beginning of period	11,472	$21.57	12,907	$21.54
Granted	—	—	—	—
Forfeited	—	—	(1,093)	21.86
Vested	(300)	19.58	(195)	19.58

Issued and unvested, end of period	11,172	$21.63	11,619	$21.54

The total fair value of shares vested during the six months ended December 31, 2008 and 2007 was $6 and $4.

7. Fair Value

(Dollars in thousands)

The Company elected to account for certain securities and loans held for sale at fair value effective July 1, 2008 under SFAS 159. The securities selected for the fair value option include the Company’s shares of Fannie Mae perpetual preferred stock, which was completely liquidated in the current quarter, and shares held in a mortgage-backed securities mutual fund. The securities chosen for the fair value option had no stated maturity and both were negatively impacted by recent turmoil in the credit and housing markets. By electing the fair value option for these securities, the subjectivity of other-than-temporary impairment analysis is eliminated. The selection of loans held for sale to be accounted for under the fair value option was to achieve a better match with the fair value accounting historically used on the commitments to sell these loans. The following table summarizes the impact of adopting the fair value option for certain securities and loans held for sale. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting from the adoption of SFAS 159.

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at
		December 31, 2008 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis
Assets measured at fair value:
Trading securities	$12,706	$12,706	$—	$—
Securities, available for sale	270,391	246	269,745	400
Loans held for sale	96,851	—	96,851	—
Derivatives, net included in other assets	(339)	—	(339)	—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended December 31, 2008	Six months ended December 31, 2008
Balance at beginning of period	$—	$—
Transfers in to and/or (out) of Level 3	400	400

Balance at December 31, 2008	$400	$400

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at
		December 31, 2008 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a nonrecurring basis
Assets measured at fair value:
Impaired loans	25,742	—	—	25,742
Mortgage servicing assets	6,808	—	—	6,808

Securities - Certain securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and classified as trading securities. Fair value measurement is based upon quoted prices for similar assets, if available.

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

Loans held for sale - Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At December 31, 2008, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $2,350. The amount of the adjustment for fair value for the six months ended December 31, 2008 was $1,518 and is included in the Condensed Consolidated Statement of Income under the caption Mortgage Banking Gains.

Impaired loans - Impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans and had a carrying value of $34,690 with a valuation allowance of $8,948. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. During the six months ended December 31, 2008, net nonrecurring fair value losses of $5,285 were recorded within the provision for loan losses on loans measured for impairment under Statement of Financial Accounting Standards No. 114 using the fair value of the collateral.

Mortgage servicing assets - Mortgage servicing assets of $13,636 represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $1,363 in impairment losses for the six months ended December 31, 2008 and the valuation allowance at December 31, 2008 was $1,463. Mortgage servicing assets of $6,695 are valued at amortized cost.

8. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of December 31, 2008 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$280,267	$(39)
Standby letters of credit	4,515	(21)

OTHER OBLIGATIONS
Commitments to make loans (at market rates)	344,284	2,168
Construction loan funds not yet disbursed	74,360	—
Commitments to sell loans	3,254	—
Unused lines of credit and commercial letters of credit	285,721	—
Mortgage-backed securities sales commitments	262,000	(2,507)

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

9. Earnings per Share

(Dollars in thousands, except per share data)

The computation of basic and diluted earnings (loss) per share is shown in the following table:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Basic earnings (loss) per share computation:

Net income (loss)	$(94,097)	$(3,147)	$(100,256)	$3,107

Gross weighted average shares outstanding	16,973,270	16,540,250	16,973,270	16,737,468
Less: Average unearned ESOP shares	(339,207)	(366,063)	(344,419)	(373,412)
Less: Average unearned RRP shares	(75,780)	(78,554)	(76,129)	(78,937)

Net weighted average shares outstanding	16,558,283	16,095,633	16,552,722	16,285,119

Basic earnings (loss) per share	$(5.68)	$(0.20)	$(6.06)	$0.19

Diluted earnings (loss) per share computation:
Net income (loss)	$(94,097)	$(3,147)	$(100,256)	$3,107

Net weighted average shares outstanding for basic earnings (loss) per share	16,558,283	16,095,633	16,552,722	16,285,119
Add: Dilutive effects of assumed exercises of stock options	—	—	—	97,969
Add: Dilutive effects of unearned Recognition and Retention Plan shares	—	—	—	—

Net weighted average shares and potentially dilutive shares	16,558,283	16,095,633	16,552,722	16,383,088

Diluted earnings (loss) per share	$(5.68)	$(0.20)	$(6.06)	$0.19

Stock options in the amount of 853,745 and 680,359 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the quarters ended December 31, 2008 and 2007, respectively, because they were antidilutive. Stock options in the amount of 853,745 and 223,862 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the six months ended December 31, 2008 and 2007, respectively, because they were antidilutive. The exercise prices of these stock options were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be antidilutive to earnings (loss) per share. Stock grants in the amount of 11,172 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the three and six months ended December 31, 2008 because they were antidilutive. Stock grants in the amount of 11,619 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the three and six months ended December 31, 2007 because they were antidilutive.

10. Completed acquisition

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

11. Termination of pending acquisition

On May 7, 2008, the Company announced it had reached a definitive agreement to acquire Camco Financial Corporation (Camco), a Cambridge, Ohio-based financial holding company, and its subsidiaries Advantage Bank and Camco Title Agency. Effective November 28, 2008, the Company and Camco announced that by mutual consent the definitive agreement executed on May 7, 2008 for the planned acquisition of Camco by the Company was terminated. Under the terms of the agreement, neither party will incur any termination fees due to the cancellation of the merger and the parties further agreed to mutually release one another from any claims of liability relating to the merger transaction.

12. Goodwill impairment

(Dollars in thousands, except per share data)

Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (as amended) requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. The Company typically tests goodwill for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.

The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and has impacted the Company’s financial results. For the six months ended December 31, 2008, earnings have been negatively impacted by an increase in credit losses in our loan portfolio, recognition of declines in the fair value of certain securities and impairment of mortgage servicing rights. The market price of the Company’s common stock has declined from an average closing price of $12.27 during the fourth quarter of fiscal 2008 to an average closing price of $5.62 during this second quarter of fiscal 2009, a 54.2% decrease. The closing market value of the Company’s stock on December 31, 2008 was $3.83. Book value per share at December 31, 2008, prior to the goodwill impairment charge, was $18.23 per share. The substantial decline in stock price below book value led to an evaluation for potential goodwill impairment.

The first step, used to identify potential impairment, involves determining and comparing the fair value of the company, including a control premium, with its carrying value, or shareholders equity. If the fair value of the company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the book value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. The fair value determined in the step 1 test was determined based on the control premium required to realize the full amount of the Company’s goodwill. At December 31, 2008, the book value of the Company significantly exceeded the fair value of the Company as a whole. Therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

Our work on the step 2 analysis is not fully complete. Based on our work to date, we estimated that an impairment exists of $93,741, the entire amount of goodwill, and have recorded that charge within the accompanying financial statements reflecting this estimate. As permitted by SFAS No. 142, we will complete our analysis and make any required adjustment to this estimate in the third quarter of fiscal 2009.

13. Participation in the U.S. Treasury Department’s Troubled Asset Relief Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the provisions included in the Act is the Troubled Asset Relief Program, or more specifically, the Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the U.S. Department of the Treasury (Treasury) in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury’s investment, and a dividend rate of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic and subject to approval by the Treasury. The Company applied for participation in the CPP during the quarter ended December 31, 2008. On February 3, 2009, Treasury notified the Company that it received preliminary approval to participate in the program with a preferred stock issuance of $75 million, accompanied by common stock warrants worth $11 million based on the Company’s stock price when the preferred stock is issued. Final approval from Treasury is subject to standard closing conditions, including the execution of definitive agreements. The Company is reviewing the documentation to determine whether or to what level the Company will participate in the program.

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

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. In addition, the Company owns nonbank subsidiaries that operate in the following industries: real estate brokerage, title insurance, investment brokerage, wealth management, employee benefits and general insurance. As of December 31, 2008, the Company had $3.378 billion in assets and was the second largest publicly traded thrift institution in Ohio.

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

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company monitors a number of financial measures to assess profitability and various types of risk. Those measures include but are not limited to return on average assets, return on average equity, equity as a percentage of assets, diluted earnings (loss) per share, efficiency ratio, net interest margin, noninterest expense as a percentage of average assets, net portfolio value, nonperforming assets as a percent of total assets, allowance for loan losses as a percent of total loans, allowance for loan losses as a percent of nonperforming loans and tangible equity to tangible assets.

Results of Operations

Comparison of the Three and Six months Ended December 31, 2008 and 2007

Following is a summary of selected GAAP financial ratios and other GAAP financial measures as of or for the three and six months ending December 31, 2008:

Selected GAAP Financial Ratios and Other GAAP Financial Measures

(Dollars in thousands, except per share data)

	As of or for the three months ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total assets	$3,284,282	$3,304,274	$(19,992)	(0.6)%
Net loss	$(94,097)	$(3,147)	$(90,950)	N/M
Diluted loss per share	$(5.68)	$(0.20)	$(5.48)	N/M
Return on average equity	(121.96)%	(3.93)%		(118.03)%
Return on average assets	(11.14)%	(0.39)%		(10.75)%
Net interest margin	2.81%	2.92%		(0.11)%
Efficiency ratio	444.98%	99.17%		345.81%
Noninterest expense as a percent of average assets	13.81%	2.76%		11.05%
Nonperforming assets to total assets	3.01%	1.69%		1.32%
Allowance for loan losses to total loans	1.28%	1.00%		0.28%
Allowance for loan losses to nonperforming loans	50.15%	56.91%		(6.76)%
Equity to total assets	6.63%	9.45%		(2.82)%
Tangible equity to tangible assets	6.29%	6.42%		(0.13)%

N/M – Result not meaningful

Selected GAAP Financial Ratios and Other GAAP Financial Measures

(Dollars in thousands, except per share data)

	As of or for the six months ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Total assets	$3,284,282	$3,304,274	$(19,992)	(0.6)%
Net income (loss)	$(100,256)	$3,107	$(103,363)	N/M
Diluted earnings (loss) per share	$(6.06)	$0.19	$(6.25)	N/M
Return on average equity	(63.99)%	1.93%		(65.92)%
Return on average assets	(5.97)%	0.19%		(6.16)%
Net interest margin	2.94%	2.93%		0.01%
Efficiency ratio	287.64%	78.57%		209.07%
Noninterest expense as a percent of average assets	8.22%	2.66%		5.56%
Nonperforming assets to total assets	3.01%	1.69%		1.32%
Allowance for loan losses to total loans	1.28%	1.00%		0.28%
Allowance for loan losses to nonperforming loans	50.15%	56.91%		(6.76)%
Equity to total assets	6.63%	9.45%		(2.82)%
Tangible equity to tangible assets	6.29%	6.42%		(0.13)%

N/M – Result not meaningful

Summary. The overriding factor for both the three month and six month periods ended December 31, 2008 is the goodwill impairment charge of $93.7 million included in noninterest expense. The impairment charge is a noncash, nonoperating charge which had no negative impact on the Company’s liquidity or capital ratios. The accounting adjustment, $92.1 million net of tax, is governed by SFAS No. 142. The Company remains well capitalized by all regulatory measures. No goodwill remains as of December 31, 2008. See the detailed discussion of goodwill impairment under Critical Accounting Policies below.

The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and has impacted the Company’s financial results. Provisions for loan losses increased 77.4% for the quarter and 131.5% for the six months compared to the same periods in 2007 in response to the nonperforming assets ratio reaching 3.01%. The allowance for loan losses is now 1.28% at quarter end 2008 versus 1.00% at December 31, 2007. Charges relating to investment securities valuation adjustments, although lower for the quarter by $3.4 million, were greater by $6.0 million for the six month period versus the prior year. The Fannie Mae preferred stock, which primarily drove the investment valuation adjustments, was entirely sold during the recent quarter. The decrease in total assets was primarily due to the goodwill impairment adjustment, partially offset by growth in interest-bearing deposits in other banks, loans held for sale and commercial loans.

Explanation of Certain Non-GAAP Measures. This Form 10-Q contains certain financial information determined by methods other than Generally Accepted Accounting Principles (GAAP). Specifically, the Company has provided financial measures that are based on core earnings rather than net income. Ratios and other financial measures with the word core in their title were computed using core earnings rather than net income. Core earnings excludes merger, integration and restructuring expense, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that we do not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, performance trends and financial condition. While core earnings can be useful in evaluating current performance and projecting current trends into the future, management does not believe that core earnings are a substitute for GAAP net income. We encourage investors and others to use core earnings as a supplemental tool for analysis and not as a substitute for GAAP net income. The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in core earnings. The Company incurred merger related costs in its acquisition of OC Financial on June 30, 2008 and HBLS Bank on October 31, 2007. Accordingly, these costs are excluded from current and prior year periods, respectively. Also, the Company’s goodwill impairment charge during the current quarter is considered unusual and not reflective of ongoing operations. Reconciliation from GAAP net income to the non-GAAP measure of core earnings is shown below.

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Reconciliation of GAAP net income (loss) to core earnings (loss)
GAAP net income (loss)	$(94,097)	$(3,147)	$(100,256)	$3,107
Goodwill impairment, net of tax	92,139	—	92,139	—
Merger, integration and restructuring expense, net of tax	692	514	721	514

Core earnings (loss)	$(1,266)	$(2,633)	$(7,396)	$3,621

Following is a summary of selected core financial ratios and other core financial measures as of or for the three and six months ending December 31, 2008:

Selected Core Financial Ratios and Other Core Financial Measures

(Dollars in thousands, except per share data)

	As of or for the three months ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Core loss	$(1,266)	$(2,633)	$1,367	51.9%
Core diluted loss per share	$(0.08)	$(0.16)	$0.08	50.0%
Core return on average equity	(1.64)%	(3.28)%		1.64%
Core return on average assets	(0.15)%	(0.32)%		0.17%
Core net interest margin	2.81%	2.92%		(0.11)%
Core efficiency ratio	83.00%	95.68%		(12.68)%
Core noninterest expense as a percent of average assets	2.58%	2.66%		(0.08)%

Selected Core Financial Ratios and Other Core Financial Measures

(Dollars in thousands, except per share data)

	As of or for the six months ended December 31,		Increase (Decrease)
	2008	2007	Amount	Percent
Core earnings (loss)	$(7,396)	$3,621	$(11,017)	(304.3)%
Core diluted earnings (loss) per share	$(0.45)	$0.22	$(0.67)	(304.5)%
Core return on average equity	(4.72)%	2.25%		(6.97)%
Core return on average assets	(0.44)%	0.22%		(0.66)%
Core net interest margin	2.94%	2.93%		0.01%
Core efficiency ratio	89.78%	77.12%		12.66%
Core noninterest expense as a percent of average assets	2.57%	2.61%		(0.04)%

Core loss for the quarter ended December 31, 2008 was $1.3 million, a 51.9% improvement over the core loss of $2.6 million for the same quarter in the prior year. Core loss per share was $0.08 for the quarter ended December 31, 2008 compared with core loss per share of $0.16 for the prior year quarter. Core loss for the six months ended December 31,

2008 was $7.4 million compared to core earnings of $3.6 million for the same period in the prior year. Core loss per share was $0.45 for the six months ended December 31, 2008 compared with core diluted earnings per share of $0.22 for the same period in the prior year. The decline in core loss for the second quarter of fiscal 2009 compared to the prior year quarter was primarily attributable to decreases of $5.9 million in impairment of securities and $1.9 million in income tax expense, partially offset by an increase of $4.0 million in the provision for loan losses and a $2.5 million charge for a decline in the fair value of securities. The decline to a core loss for the first six months of fiscal 2009 compared to core earnings in the prior year period was primarily attributable to an increase of $9.4 million in the provision for loan losses and a $11.9 million charge for a decline in the fair value of securities, partially offset by decreases of $5.9 million in impairment of securities and $6.0 million in income tax expense.

Net Interest Income. The following schedules detail the various components of net interest income for the three and six months ended December 31, 2008 and 2007. All asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three months ended December 31, 2008			Three months ended December 31, 2007
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,686,814	$39,572	5.84%	$2,673,547	$44,800	6.67%
Securities and interest-bearing deposits	340,945	3,896	4.57%	282,086	3,862	5.45%
Federal Home Loan Bank stock	36,221	438	4.79%	33,809	595	7.00%

Total interest-earning assets	3,063,980	43,906	5.69%	2,989,442	49,257	6.55%
Noninterest-earning assets
Cash and due from banks	41,762			48,582
Allowance for loan losses	(35,325)			(27,379)
Other assets	280,428			226,296

Total assets	$3,350,845			$3,236,941

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$158,624	234	0.58%	$147,575	209	0.56%
Savings and money market accounts	701,634	3,340	1.89%	809,319	6,683	3.28%
Certificates of deposit	1,390,296	12,625	3.60%	1,080,568	13,159	4.84%

Total deposits	2,250,554	16,199	2.86%	2,037,462	20,051	3.92%
Borrowings
Short-term borrowings	121,378	1,235	4.04%	176,987	1,829	4.11%
Long-term debt	412,712	4,760	4.58%	416,974	5,446	5.19%

Total interest-bearing liabilities	2,784,644	22,194	3.16%	2,631,423	27,326	4.13%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,547			242,158
Other liabilities	27,555			44,451

Total liabilities	3,044,746			2,918,032
Shareholders’ equity	306,099			318,909

Total liabilities and shareholders’ equity	$3,350,845			$3,236,941

Fully tax-equivalent net interest income		21,712			21,931
Interest rate spread			2.53%			2.42%
Net interest margin			2.81%			2.92%
Average interest-earning assets to average interest-bearing liabilities			110.03%			113.61%
Tax-equivalent adjustment		409			373

Net interest income		$21,303			$21,558

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Six months ended December 31, 2008			Six months ended December 31, 2007
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,680,459	$80,168	5.93%	$2,653,682	$89,342	6.70%
Securities and interest-bearing deposits	323,846	7,681	4.74%	281,262	7,666	5.42%
Federal Home Loan Bank stock	35,994	920	5.07%	33,509	1,129	6.70%

Total interest-earning assets	3,040,299	88,769	5.79%	2,968,453	98,137	6.58%
Noninterest-earning assets
Cash and due from banks	42,399			49,241
Allowance for loan losses	(33,444)			(26,696)
Other assets	280,667			220,464

Total assets	$3,329,921			$3,211,462

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$159,375	458	0.57%	$148,681	393	0.53%
Savings and money market accounts	740,958	7,245	1.94%	799,434	13,062	3.25%
Certificates of deposit	1,305,874	23,716	3.60%	1,065,811	26,095	4.87%

Total deposits	2,206,207	31,419	2.83%	2,013,926	39,550	3.91%
Borrowings
Short-term borrowings	135,639	2,701	3.96%	186,167	4,238	4.53%
Long-term debt	416,726	9,579	4.57%	409,072	10,673	5.19%

Total interest-bearing liabilities	2,758,572	43,699	3.14%	2,609,165	54,461	4.15%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	232,462			238,799
Other liabilities	28,078			42,857

Total liabilities	3,019,112			2,890,821
Shareholders’ equity	310,809			320,641

Total liabilities and shareholders’ equity	$3,329,921			$3,211,462

Fully tax-equivalent net interest income		45,070			43,676
Interest rate spread			2.65%			2.43%
Net interest margin			2.94%			2.93%
Average interest-earning assets to average interest-bearing liabilities			110.21%			113.77%
Tax-equivalent adjustment		812			746

Net interest income		$44,258			$42,930

Net interest income for the quarter ended December 31, 2008, totaled $21.3 million, a decrease of $0.3 million or 1.2% from $21.6 million for the quarter ended December 31, 2007. The decrease in net interest income resulted from a decrease of 11 basis points in the net interest margin to 2.81%, down from 2.92% in the prior year quarter, partially offset by an increase of $74.5 million or 2.5% in average interest-earning assets compared with the prior year quarter. The average yield on interest-earning assets was 5.69% for the quarter ended December 31, 2008, compared with 6.55% in the same quarter in the prior year.

Net interest income for the six months ended December 31, 2008, totaled $44.3 million, an increase of $1.3 million or 3.1% from $42.9 million for the six months ended December 31, 2007. The increase in net interest income resulted from an increase of one basis point in the net interest margin to 2.94%, up from 2.93% in the prior year period and an increase of $71.8 million or 2.4% in average interest-earning assets compared with the prior year period. The average yield on interest-earning assets was 5.79% for the six months ended December 31, 2008, compared with 6.58% in the same period in the prior year.

The overriding factor in the net interest margin arena has been the Federal Reserve’s response to the national credit crisis – a reduction of the targeted federal funds rate to zero to 25 basis points. With 88% of our interest-earning assets in loans and 15% of those at variable rates, the yield on interest earning assets declined 86 basis points and 79 basis points for the quarter and six months ended December 31, 2008, respectively, versus the same periods in the prior year. Growth in interest-earning assets, however, contributed positively to the margin, increasing $74.5 million or 2.5% for the quarter, and $71.8 million or 2.4% for the six months comparison. We have responded internally to the liquidity crisis by shifting funds into interest-bearing deposits in other banks, the majority of which were moved into accounts at the Federal Reserve Bank and Federal Home Loan Bank, thus minimizing our reliance on the credit markets. Balances in these accounts increased $68.5 million for the current quarter and $70.3 million for the six month period ended December 31, 2008. With earnings rates well below 50 basis points on these balances, net interest margin was negatively impacted by this flight to safety.

The average rate paid on interest-bearing liabilities was 3.16% for the quarter ended December 31, 2008 compared to 4.13% for the prior year quarter, a decrease of 97 basis points. The average rate paid on interest-bearing liabilities was 3.14% for the six months ended December 31, 2008 compared to 4.15% for the same period in the prior year, a decrease of 101 basis points.

The Fed’s rate reductions also had an impact on the liability side of the balance sheet. Deposits, which comprise 80% of our interest-bearing liabilities, had cost reductions of 106 basis points and 108 basis points for the current quarter and six month period ended December 31, 2008 compared to the same periods in the prior year. However, the growth in deposit balances of $213 million or 10.5% and $192 million or 9.5% for the respective periods had an offsetting impact to the rate declines. The mix within deposits shifted to the higher paying certificates of deposits, as customers were unsatisfied with savings and money market rates. As a result of liquidity issues, higher-than-market rates were offered by other financial institutions across the Company’s footprint, thereby keeping our certificate rates somewhat higher. This, in combination with the shift into certificates of deposit, had a negative impact on the net interest margin.

Net interest margin was 2.94% for the six months ended December 31, 2008 and 2.81% for the quarter then ended. We expect with more rational pricing of retail deposits and eventual better deployment of liquid funds on the asset side, net interest margin will initially level off and then improve over the next few quarters assuming a stable rate scenario over that same period.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. For a more detailed discussion of management’s review of the allowance for loan losses, see Nonperforming Assets and Allowance for Loan Losses on page 26 of this Form 10-Q. Based on this review, a provision for loan losses of $9.2 million was recorded for the quarter ended December 31, 2008 compared to $5.2 million for the quarter ended December 31, 2007. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, increases in nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $67.0 million, or 2.56% of total loans at December 31, 2008 compared with $46.3 million, or 1.75% at December 31, 2007. Net charge-offs were $7.1 million for the quarter ended December 31, 2008 compared with $5.3 million for the quarter ended December 31, 2007. Total loans were $2.613 billion at December 31, 2008 compared with $2.648 billion at December 31, 2007. The provision for loan losses was $16.6 million for the six months ended December 31, 2008 compared with $7.2 million for the six months ended December 31, 2007. Net charge-offs for the first half of fiscal 2009 were $11.2 million compared with $6.9 million for the same period in the prior year.

Noninterest Income. Noninterest income totaled $4.5 million for the quarter ended December 31, 2008, an increase of $3.8 million or 536.3% from $0.7 million in the same quarter in the prior year. The increase in the current quarter over the prior year quarter was primarily due to a decrease of $5.9 million in impairment of securities and a $1.0 million increase in mortgage banking gains, partially offset by a $2.5 million decrease in the change in fair value of securities and an increase of $0.8 in loan servicing losses. Noninterest income totaled $2.9 million for the six months ended December 31, 2008, a decrease of $8.0 million or 73.0% from $10.9 million in the same period in the prior year. The decrease in the first six months of fiscal 2009 was primarily due to decreases of $11.8 million in the change in fair value of securities, $1.5 million in the gain on sale of loan servicing rights, $1.0 in loan servicing income (loss) and $0.7 million other income – nonbank, partially offset by increases of $0.5 million service charges on deposit accounts, $1.0 million in mortgage banking gains and a decrease of $5.9 million in impairment of securities.

Effective July 1, 2008, the Company elected to account for Fannie Mae preferred stock and a mutual fund investment at fair value under Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Assets and Financial Liabilities” (SFAS 159). As a result, the current quarter decrease and future increases and decreases in the value of these securities will be recorded in earnings. The Company took this action due to the recent volatility in the financial condition of Fannie Mae and volatility in the securities market in general, the subjective nature of determining other-than-temporary impairment and to more fully reflect both increases and decreases in value through fair value accounting. There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines. For the quarter ended December 31, 2008, the charge of $2.5 million for the change in the fair value of securities was due to a decline in the value of a mutual fund investment from $14.2 million at September 30, 2008 to $12.7 million at December 31, 2008 and a decline in the value of Fannie Mae preferred stock that the Company subsequently sold during the quarter. The $11.9 million decline in the fair value of securities for the first six months of fiscal 2009 was due to a decline in the fair value of a mutual fund investment and a decline in the fair value of Fannie Mae preferred stock. The decline in the value of the mutual fund investment to $12.7 million at December 31, 2008 from $15.5 million at June 30, 2008 was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields. Government actions within the past six months placing Fannie Mae under conservatorship and suspending future dividends caused the decline in value of the Fannie Mae preferred stock.

Securities may be sold to generate changes in liquidity, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. Gains (losses) on sales of securities for all periods presented had minimal impact on earnings. The Company does not anticipate that gains or losses on the sale of securities will be a major component of future net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Other income – nonbank subsidiaries decreased $0.4 million to $0.8 million for the quarter ended December 31, 2008 from $1.2 million for the same quarter in the prior year. Other income – nonbank subsidiaries decreased $0.7 million to $1.7 million for the six months ended December 31, 2008 from $2.4 million for the same period in the prior year. The decreases were primarily due to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

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

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$131	$159	$379	$449
Change in impairment	(1,071)	(305)	(1,363)	(305)

Total loan servicing income (loss)	$(940)	$(146)	$(984)	$144

Increases in impairment charges were the primary determinant for the decline in loan servicing income for the current quarter and current six month period compared to the same periods in the prior year. The decrease in loan servicing revenue was due to the sale of 50% of the Company’s existing loan servicing rights portfolio during the quarter ended September 30, 2007. At December 31, 2008, there was $1.5 million of allowance for impairment of MSRs.

Net gains from mortgage banking activity increased $1.0 million for both the quarter and six month period ended December 31, 2008 compared with the same periods in the prior year. The increases in mortgage banking gains were primarily due to higher margins on mortgage banking business due to the exit or contraction of certain competitors. The volume of loan sales in the current quarter was $243 million, up $1 million from sales of $242 million in the same quarter in the prior year. For the current quarter, 56% of the loans sold were sold with servicing released compared with 45% for the quarter ended December 31, 2007.

The volume of loan sales in the first six months of fiscal 2009 was $498 million, down $38 million from sales of $536 million in the same period in the prior year. For the first six months of fiscal 2009, 56% of the loans sold were sold with servicing released compared with 52% for the period ended December 31, 2007.

Service charges increased $0.4 million, or 19.2% to $2.5 million for the quarter ended December 31, 2008, as compared with $2.1 million for the prior year quarter. Service charges increased $0.5 million, or 13.4% to $4.6 million for the six months ended December 31, 2008, as compared with $4.1 million for the prior year period. The increases for the current quarter and six month period were primarily due to the impact of fees generated from a new overdraft program, which began December 1, 2008, and the retail banking offices of HBLS Bank acquired in October 2007 and OC Financial acquired in June 2008.

Noninterest Expense. The goodwill impairment charge of $93.7 million was the primary factor for the increase in noninterest expense for the quarter and six months ended December 31, 2008. Noninterest expense increased $94.1 million to $116.6 million, compared with $22.5 million for the same quarter in the prior year. Annualized noninterest expense as a percent of average assets was 13.81% for the quarter ended December 31, 2008 compared to 2.76% for the prior year quarter. Noninterest expense increased $95.1 million to $138.0 million for the six months ended December 31, 2008, compared with $42.9 million for the same period in the prior year. Annualized noninterest expense as a percent of average assets was 8.22% for the six months ended December 31, 2008 compared to 2.66% for the same period in the prior year. Core noninterest expense was $21.8 million or 2.58% of average assets for the quarter ended December 31, 2008 compared to $21.7 million or 2.66% of average assets in the prior year quarter. Core noninterest expense was $43.1 million or 2.57% of average assets for the six months ended December 31, 2008 compared to $42.1 million or 2.61% of average assets in the same period in the prior year.

The increase in noninterest expense was also partially due to an increase in other expense, which includes FDIC premiums. This increase in FDIC premiums resulted from increases in premium rates and deposit balances, the exhaustion of credits issued in 2006 and adopting a methodology of an accrued position rather than a prepaid position. Recent economic and credit market conditions have contributed to several failures of FDIC-insured financial institutions, as well as to the FDIC’s expectations of future failures. As a result, in October 2008, the FDIC published for comment a proposal (and interim rule) to increase deposit insurance premiums for all FDIC-insured financial institutions, including the Bank, beginning with the Company’s second fiscal quarter of 2009. In addition to an increase in base premium rates, the proposal introduces a number of factors that will adjust the rate paid by a financial institution. We expect FDIC insurance premiums to be in the range of $1.0 million to $1.2 million per quarter for the remainder of the fiscal year.

Income Taxes. An income tax benefit of $5.9 million was recorded for the quarter ended December 31, 2008 compared with an income tax benefit of $2.2 million for the prior year quarter. The effective tax benefit rate was 5.9% for the quarter ended December 31, 2008 compared with an effective tax benefit rate of 41.5% for the prior year quarter. An income tax benefit of $7.1 million was recorded for the six months ended December 31, 2008 compared with income tax expense of $0.7 million for the prior year period. The effective tax benefit rate was 6.6% for the six months ended December 31, 2008 compared with an effective tax rate of 18.1% for the prior year period. The changes in the effective tax rates were due to varying levels of pretax income or loss coupled with the goodwill impairment permanent tax adjustment and relatively constant levels of other permanent tax adjustments. In addition, the estimate of the effective tax rate for the current fiscal year changed significantly between September 30, 2008 and December 31, 2008 from the goodwill impairment charge and the operating loss in the current quarter and their impact on the expected annual results. We anticipate that the effective tax rate will remain at approximately 6.6% for the remainder of the fiscal year.

Financial Condition

General. Assets totaled $3.284 billion at December 31, 2008, a decrease of $57 million or 1.7% from June 30, 2008. The majority of this decrease was represented by the goodwill impairment charge in the current quarter, partially offset by an increase in interest-bearing deposits in other banks. The increase in interest-bearing deposits in other banks was funded by an increase in deposits, an intentional increase in liquidity. Capital ratios decreased as the ratio of equity to total assets decreased at December 31, 2008 to 6.63% compared with 9.55% at June 30, 2008. Tangible equity also decreased to $206 million at December 31, 2008 compared with $212 million at June 30, 2008.

Securities. Securities totaled $283 million at December 31, 2008, compared to $284 million at June 30, 2008, a decrease of $1 million or 0.5%. During the first six months of fiscal 2009, the Company received proceeds from sales of securities available for sale of $3 million, proceeds from maturities and calls of $13 million, principal paydowns of $10 million and recorded a $12 million adjustment for the change in fair value of trading securities, partially offset by purchases of $34 million.

Loans Held for Sale. The Company elected to account for loans held for sale at fair value effective July 1, 2008 under SFAS 159. The adoption of fair value accounting for loans held for sale results in the consistent use of fair value accounting for commitments to make loans, commitments to sell loans and for loans held for sale. The impact of recording loans held for sale at fair value as of July 1, 2008 was to increase loans held for sale by $0.3 million, increase beginning retained earnings by $0.2 million and increase the liability for deferred income taxes by $0.1 million. Loans held for sale totaled $97 million at December 31, 2008, compared to $72 million at June 30, 2008, an increase of $25 million or 33.9%.

Loans. The loan portfolio totaled $2.613 billion at December 31, 2008, a decrease of $35 million, or 1.3% from June 30, 2008. The decrease in the loan portfolio was due to a decrease of $60 million, or 11.9% annualized, in mortgage and construction loans and a decrease of $6 million, or 3.0% annualized, in consumer loans, partially offset by an increase of $31 million, or 5.0% annualized, in commercial loans. At December 31, 2008, commercial loans accounted for 48.4% of the loan portfolio, which is up from 46.6% at June 30, 2008.

	As of December 31, 2008		As of June 30, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage and construction	$954,660	36.5%	$1,015,010	38.3%
Commercial	1,265,165	48.4%	1,234,130	46.6%
Consumer	393,630	15.1%	399,637	15.1%

Total loans	$2,613,455	100.0%	$2,648,777	100.0%

Nonperforming Assets and Allowance for Loan Losses. The following table indicates asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	12/31/2008	9/30/2008	6/30/2008	3/31/2008	12/31/2007
Nonperforming loans	$66,951	$62,860	$50,722	$57,480	$46,322
Real estate owned	34,801	26,573	23,695	13,212	9,592

Nonperforming assets	$101,752	$89,433	$74,417	$70,692	$55,914

Delinquent loans	$86,920	$90,646	$84,647	$87,715	$77,234

Allowance for loan losses	$33,577	$31,428	$28,216	$28,874	$26,360

Ratios
Nonperforming loans to total loans	2.56%	2.39%	1.91%	2.20%	1.75%
Nonperforming assets to total assets	3.01%	2.70%	2.23%	2.15%	1.69%
Delinquent loans to total loans	3.33%	3.45%	3.20%	3.35%	2.92%
Allowance for loan losses to total loans	1.28%	1.19%	1.07%	1.10%	1.00%
Allowance for loan losses to nonperforming loans	50.15%	50.00%	55.63%	50.23%	56.91%

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at December 31, 2008. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets is comprised of nonperforming loans and real estate owned. The increase in nonperforming assets has occurred primarily in real estate mortgage loans and real estate owned. Real estate owned was $34.8 million at December 31, 2008, up $11.1 million from $23.7 million at June 30, 2008. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. The Company has been aggressively pursuing deeds in lieu of foreclosure instead of progressing through the foreclosure process, as this results in possession of the property much earlier and mitigates the deterioration and devaluation that typically occur through foreclosure. However, with the depressed sales in the housing market, our inventory of properties has been moving much more slowly. Real estate owned is written down to fair value at its initial recording and continually monitored. For a more detailed discussion of management’s review of real estate owned, see Real Estate Owned below.

Net charge-offs were $7.1 million for the quarter ended December 31, 2008, which represented increases of $3.0 million and $1.8 million from net charge-offs of $4.1 million and $5.3 million for the quarters ending September 30, 2008 and December 31, 2007, respectively. A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at December 31, 2008, 98% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment.

In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company. From the origination perspective, the Company continues to meet secondary market specifications with regard to loan to value and credit scores. Exposure to building contractors, a sector hardest hit in the recent housing market downturn, has continued to decline and now comprises 5.5% of total loans at December 31, 2008 compared to 6.9% at June 30, 2008.

Premises and Equipment. Premises and equipment remained level and was $40 million at December 31, 2008 and June 30, 2008. In June 2008, the Company transferred $14 million of property to premises held for sale representing the amortized cost of land and buildings for 21 retail branch locations. As a result, these assets are no longer being depreciated. The Company is currently pursuing a contract to sell these assets in a sale-leaseback transaction.

Goodwill. During the current quarter, the Company incurred a $93.7 million charge for goodwill impairment and reduced the balance of goodwill to zero at December 31, 2008. The charge was based upon management’s evaluation of goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (as amended). For a more detailed discussion of management’s evaluation of goodwill impairment, see Note 12 – Goodwill Impairment and the section entitled Critical Accounting Policies below.

Real Estate Owned. At December 31, 2008, the Company owned 217 repossessed real estate owned properties (REO) with a net book value of $34.8 million. Single-family residential properties represented $20.0 million of the $34.8 million balance of REO at December 31, 2008. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property. The Company works with borrowers to avoid foreclosure if possible, and if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $11.1 million during the period from June 30, 2008 through December 31, 2008. Over the long term, pursuing deeds in lieu of foreclosure should result in a significant reduction in the holding period for nonperforming assets and reduce economic losses. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred. At December 31, 2008, the Company held $4.5 million in real estate held for investment. The Company considers these properties to be performing assets as they are income producing and therefore are not included in any nonperforming asset ratios.

Deposits. Deposits increased $172 million or 7.3% during the first six months of fiscal 2009 and totaled $2.541 billion at December 31, 2008, compared to $2.369 billion at June 30, 2008. The Company experienced an increase of $40 million during the first six months of fiscal year 2009 in deposits generated through its retail branch deposit network and grew brokered deposits obtained from national brokers by $132 million at rates that were lower than those of local competitors. At December 31, 2008, the Company had $184 million in brokered deposits. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that it will continue to use brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth.

The Company also participates in the CDARS (Certificate of Deposit Account Registry Service) program, a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Included in certificates of deposit at December 31, 2008 are CDARS balances of $78 million, an increase of $67 million from the $11 million at June 30, 2008. With confidence lacking in most financial markets, customers with funds in excess of the insured limit of $250 thousand are looking for safer investment alternatives and finding that in the CDARS program.

Short-term Borrowings and Long-term Debt. During the first six months of fiscal year 2009, long-term debt showed a decrease of $60 million which represented a $60 million reclassification of borrowings from long-term to short-term. During the first six months of fiscal year 2009, short-term borrowings showed a net decrease of $55 million consisting of a decrease of $115 million in short term borrowings, partially offset by a $60 million reclassification of borrowings from long-term to short-term. At December 31, 2008, $112 million of the $142 million of short-term borrowings were in the form of overnight borrowings from the Federal Home Loan Bank.

Capital Resources. Total shareholders’ equity decreased $101 million, or 31.7% during the six months ended December 31, 2008, and totaled $218 million at December 31, 2008. The primary components of the change in shareholders’ equity were the net loss of $100 million and dividends declared on the Company’s common stock totaling $3 million, partially offset by the reduction in unrealized losses on securities available for sale of $1 million. Total tangible equity also decreased to $206 million at December 31, 2008 compared with $212 million at June 30, 2008.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The impairment of goodwill in the current quarter did not have any significant impact on capital as all regulatory capital ratios utilize tangible capital as a starting point. A comparison of the Bank’s actual capital ratios to ratios required to be well-capitalized under OTS regulations at December 31, 2008 follows:

	Actual ratio at December 31, 2008	Actual ratio at June 30, 2008	Well-capitalized ratio

Total capital to risk-weighted assets	11.08%	11.47%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	10.06%	10.45%	6.00%
Tier 1 (core) capital to adjusted total assets	7.44%	7.75%	5.00%

On November 5, 2008, the Company’s shareholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 33,000,000 to 53,000,000. On February 6, 2009, the Company filed its Amended and Restated Certificate of Incorporation with the State of Delaware. A copy of the Amended and Restated Certificate of Incorporation is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q.

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

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. Each quarter management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate, by applying a factor based on historical loss experience. An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured primarily based upon the fair value of collateral, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows from the loan discounted at the loan’s effective rate. When the selected measure is less than the recorded investment in the loans impairment has occurred. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including industry concentrations, delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At December 31, 2008, the Company had $19.4 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $14.1 million.

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

Other-than-temporary Impairment of Securities. The Company monitors securities in its portfolio for other-than-temporary impairment. The Company considers various factors in determining if impairment is other-than-temporary, including but not limited to the length of time and extent the security’s fair value has been less than cost, the financial condition and external credit ratings of the issuer, the Company’s intent and ability to hold the security for a period sufficient to allow for an anticipated recovery in fair value and general market conditions. In determining if impairment is other-than-temporary in nature, the Company must use certain judgments and assumptions in interpreting market data for the likelihood of recovery in fair value. Securities are written down to fair value when a decline in fair value is other-than-temporary. Specifically, a review for other-than-temporary impairment was performed as of December 31, 2008 on the $8.7 million portfolio of trust preferred securities, which has declined in value by $4.5 million from a cost basis of $13.2 million, and a $245 thousand single equity security, which has declined in value by $1.2 million from a cost basis of $1.4 million. The trust preferred portfolio consists of large single issuers with solid credit ratings. Each of the issuers is a recipient of the U.S. Treasury Department’s TARP funding and has not deferred interest on their obligations. As much of their $4.5 million decline over the past several quarters is attributed to the lack of liquidity in the trust preferred arena and a sector flight from the entire financial institution capital market, there is no undisputable evidence that the decline is other-than-temporary. Upon a return to normalcy in the financial markets within the one-to-two year horizon, this portfolio is expected to recover. The equity security is a common share position in a small Ohio savings institution. The $1.2 million depreciation in value has occurred over the past seven months and does not appear to be related to any specific event. The institution is well capitalized under regulatory measures and is not under any formal regulatory enforcement. The institution did agree to be acquired in 2007, but the deal was terminated. Still considering an acquisition as the best long-term value for their company, we looked to recent price-to-book deals over the past several months as a barometer of values. A price-to-book deal of 120%, well below the average of 178% we noted, would provide us our basis in this holding. Just as the Company’s price declined with the general deterioration of the financial industry, we expect recovery in the value of the institution as government intervention restores investor confidence and the industry in general, in a one to two year time horizon. Our company has both the intent and ability to hold these securities through their recovery period and thus no other-than-temporary impairment has been recognized in the current quarter or year-to-date period. The Company will continue to monitor these securities and the events and conditions which have an impact on their values and make impairment decisions as necessary prospectively.

In the quarter ended December 31, 2007, other-than-temporary impairment of $5.9 million was recorded on the Fannie Mae preferred stock held at that time. Additional write-downs in the form of other-than-temporary impairment and fair value adjustments (upon the adoption of FAS 159 for this holding) of $9.1 million have been recorded for Fannie Mae preferred stock since that impairment and prior to its sale in the current quarter.

Goodwill Impairment. In light of the decline in the Company’s stock price in the first six months of this fiscal year, an evaluation for impairment of the $93.7 million recorded goodwill was conducted. Normally an annual process at year-end, the dramatic change in the entire financial sector necessitated an interim determination. The market price of the Company’s common stock has declined from an average closing price of $12.27 during the fourth quarter of fiscal 2008 to average closing price of $5.62 during the second quarter of fiscal 2009, a 54.2% decrease. The stock price was $3.83 at December 31, 2008. Book value per share at December 31, 2008, prior to the goodwill impairment charge, was $18.23 per share. The substantial decline in stock price below book value led to an evaluation for potential goodwill impairment.

The first step, used to identify potential impairment, involves determining and comparing the fair value of the Company, with its carrying value, or shareholders equity. Based upon the December 31, 2008 closing price of $3.83, it was evident that impairment had occurred and therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

Our work on the step 2 analysis is not fully complete. Based on our work to date, we estimated that an impairment exists of $93.7 million, the entire amount of goodwill, and have recorded that charge within the accompanying financial statements reflecting this estimate. As permitted by SFAS No. 142, we will complete our analysis and make any required adjustment to this estimate in the third quarter of fiscal 2009.

Liquidity and Cash Flows

Liquidity is the Company’s ability to generate adequate cash flows to meet the demands of its customers and provide adequate flexibility for the Company to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Company’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; the issuance of debt or equity securities and operations. Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated. From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed a primary business function of our organization to continue uninhibitedly. Mortgage originations totaled $556 million for the first half of our year, while loans sold were $498 million, a 90% turnover rate. With the recent decline in mortgage rates, refinance activity has been robust, and we expect to continue to originate and sell at the 90% or higher level. Should there be any inability to securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

At December 31, 2008, the Company had $146 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $12 million from the Federal Home Loan Bank based on assets pledged under current pledge agreements, $8 million from the Federal Reserve Bank under the discount window program and $10 million on unsecured commercial bank lines of credit. This is compared to $121 million of cash and unpledged securities, Federal Home Loan Bank availability of $12 million, Federal Reserve Bank availability of $10 million and $35 million of availability in unsecured commercial bank lines of credit at June 30, 2008. Subsequent to December 31, 2008, the $10 million unsecured commercial bank lines of credit were terminated. Potential cash available as measured by liquid assets and borrowing capacity has decreased $2 million at December 31, 2008 compared to June 30, 2008. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At December 31, 2008, the Company had $184 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Under its current liquidity guidelines of limiting total borrowings to 35% of assets, the company could raise an additional $500 million through any combination of brokered deposits, overnight borrowings or senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program. The FDIC created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full, unlimited coverage of noninterest-bearing deposit transaction accounts. Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the provisions included in the Act is the Troubled Asset Relief Program, more specifically the Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the U.S. Department of the Treasury (Treasury) in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury’s investment, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic and subject to approval by the Treasury. The Company applied for participation in the CPP in the current quarter. On February 3, 2009 Treasury notified the Company it has received preliminary approval to participate in the program with a preferred stock issuance of $75 million, accompanied by common stock warrants worth $11 million based on the Company’s stock price when the preferred stock is issued. Final approval from Treasury is subject to standard closing conditions, including the execution of definitive agreements. The Company is reviewing the details to determine the extent of participation. To the extent the Company participates in this program, it will improve the Company’s capital and liquidity positions.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. First Place Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the holding company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders and fund operating expenses. At December 31, 2008, the holding company had cash and unpledged securities of $9 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the holding company without prior approval of the OTS. Generally, First Place Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as First Place Bank would remain well capitalized. As of December 31, 2008, First Place Bank could pay approximately $3 million of dividends without OTS approval. Future dividend payments by First Place Bank beyond the $3 million currently available would be based upon future earnings or the approval of the OTS.

Off-balance Sheet Arrangements

See Note 8 - Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of December 31, 2008 and June 30, 2008, and are based on an instantaneous change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point change in rates	NPV ratio December 31, 2008	NPV ratio June 30, 2008

Up 200	10.96%	9.65%
Up 100	10.88%	10.27%
No change	10.26%	10.58%
Down 100	9.40%	10.57%
Down 200	8.86%	10.42%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at December 31, 2008 indicate that the Company would benefit in a rising interest rate environment at December 31, 2008 versus a negative impact of such at June 30, 2008. The Company has experienced an increase in its exposure to falling interest rates for the same comparable periods. Based on the current Federal Funds rate at zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely. The NPV ratio for no change in rates has decreased 32 basis points at December 31, 2008 compared to June 30, 2008. This model indicates what would be likely to happen given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of December 31, 2008. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, the Company is not involved in any material legal proceedings, the outcome of which would have a material impact on the financial condition of the Company.

Item 1A.	Risk Factors

Continuation of the current economic slowdown or further deterioration of economic conditions in Ohio, Michigan and Indiana could hurt the Company’s business

The Company lends primarily to consumers and businesses in the three primary states where it has banking and loan production offices, Ohio, Michigan and Indiana. Businesses and consumers are affected by economic, regulatory and political trends which all may impact the borrower’s ability to repay loans. In addition, more than 90% of the Company’s loans are secured by real estate and changes in the market for real estate can result in inadequate collateral to secure a loan. Over the past two years, the Company and its customers in Ohio, Michigan and Indiana have been experiencing an economic slowdown and in many locations a decline in real estate values. This has resulted in increases in nonperforming assets and loan charge-offs. If these economic trends continue or worsen, additional borrowers could default on their loans resulting in higher levels of loan charge-offs and decreased profitability.

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

The Company may suffer losses in its loan portfolio despite its underwriting practices

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

The Company’s business is subject to interest rate risk and variations in market interest rates may negatively affect its financial performance

The Company is unable to predict future market interest rates, which are affected by many factors, including:

•	inflation;

•	recession;

•	changes in employment levels;

•	changes in the money supply; and

•	domestic and international disorder and instability in domestic and foreign financial markets.

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

The Company relies, in part, on external financing to fund its operations and the unavailability of such funds in the future could adversely impact its growth strategy and prospects

First Place Bank relies on deposits, advances from the Federal Home Loan Bank of Cincinnati and other borrowings to fund its operations. The Company also has previously issued junior subordinated debentures to raise additional capital to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company stockholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Company or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable or are not available on reasonable terms, the Company’s growth strategy and future prospects could be adversely impacted.

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

The Company is subject to extensive regulation that could adversely affect it

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to the Company, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the Federal Home Loan Bank System, the United States Congress or other federal or state regulators could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to service its debt and pay dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Company Bank provide a significant source of capital for the Company. The availability of dividends from First Place Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of First Place Bank and other factors, that the OTS, as First Place Bank’s primary regulator, could assert that the payment of dividends or other payments by First Place Bank are an unsafe or unsound practice. In the event First Place Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations as they become due, or pay dividends on its common stock. Consequently, the potential inability to receive dividends from First Place Bank could adversely affect the Company’s financial condition, results of operations and prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no treasury stock purchases during the current quarter and the board authorizations to purchase treasury stock have expired.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable.

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
3.1	Amended and Restated Certificate of Incorporation of First Place Financial Corp.	3.1

31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	February 9, 2009	/s/ Steven R. Lewis	/s/ David W. Gifford
		Steven R. Lewis	David W. Gifford
		President and Chief Executive Officer	Chief Financial Officer