Form 10-Q
period 2009-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2009-05-11
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

16,973,270 shares of common stock outstanding as of April 30, 2009

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data)

	(Unaudited) March 31, 2009	June 30, 2008
ASSETS
Cash and due from banks	$70,564	$59,483
Interest-bearing deposits in other banks	111,376	4,151
Federal funds sold	41,000	5,608
Securities, at fair value	287,719	284,433
Loans held for sale, at fair value	160,165	72,341
Loans	2,529,229	2,648,777
Less allowance for loan losses	35,766	28,216

Loans, net	2,493,463	2,620,561
Federal Home Loan Bank stock	36,221	35,761
Premises and equipment, net	38,561	40,089
Premises held for sale, net	14,739	13,555
Goodwill	909	93,626
Core deposit and other intangibles	11,380	13,573
Real estate owned	34,969	23,695
Other assets	84,304	74,170

Total assets	$3,385,370	$3,341,046

LIABILITIES
Deposits
Noninterest-bearing checking	$230,968	$248,851
Interest-bearing checking	166,394	159,874
Savings	399,343	475,835
Money markets	283,927	359,801
Certificates of deposit	1,468,643	1,124,731

Total deposits	2,549,275	2,369,092
Short-term borrowings	170,946	197,100
Long-term debt	337,092	424,374
Other liabilities	33,681	31,513

Total liabilities	3,090,994	3,022,079

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized Fixed Rate Cumulative Perpetual Preferred stock, Series A, $1,000 liquidation preference per share: 72,927 shares issued and outstanding at March 31, 2009 and no shares issued and outstanding at June 30, 2008	69,085	—
Common stock, $.01 par value: 53,000,000 shares authorized, 18,114,673 shares issued	181	181
Common stock warrant	3,868	—
Additional paid-in capital	214,363	214,216
Retained earnings	31,162	131,770
Unearned employee stock ownership plan shares	(3,220)	(3,531)
Treasury stock, at cost: 1,141,403 shares at March 31, 2009 and June 30, 2008	(19,274)	(19,274)
Accumulated other comprehensive loss, net	(1,789)	(4,395)

Total shareholders’ equity	294,376	318,967

Total liabilities and shareholders’ equity	$3,385,370	$3,341,046

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$38,702	$43,635	$118,803	$132,903
Securities and interest-bearing deposits
Taxable	2,679	2,562	8,053	8,064
Tax-exempt	640	542	1,960	1,521
Dividends	387	682	1,549	2,324

TOTAL INTEREST INCOME	42,408	47,421	130,365	144,812

INTEREST EXPENSE
Deposits	15,189	18,896	46,609	58,445
Short-term borrowings	1,473	1,261	4,173	5,425
Long-term debt	4,061	5,429	13,640	16,177

TOTAL INTEREST EXPENSE	20,723	25,586	64,422	80,047

NET INTEREST INCOME	21,685	21,835	65,943	64,765
Provision for loan losses	6,797	4,680	23,364	11,836

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	14,888	17,155	42,579	52,929

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,675	2,145	7,278	6,206
Net gain on sales of securities	1	8	320	737
Impairment of securities	—	—	—	(5,900)
Change in fair value of securities	(489)	—	(12,353)	—
Mortgage banking gains	6,812	3,938	10,693	6,859
Gain on sale of loan servicing rights	—	490	—	1,961
Loan servicing income (loss)	(1,009)	(411)	(1,993)	(267)
Other income – bank	1,653	1,624	4,953	4,969
Insurance commission income	1,036	1,072	2,979	2,730
Other income – nonbank subsidiaries	457	1,070	2,204	3,546

TOTAL NONINTEREST INCOME	11,136	9,936	14,081	20,841

NONINTEREST EXPENSE
Salaries and employee benefits	11,382	10,083	31,818	30,719
Occupancy and equipment	3,639	3,459	10,421	9,627
Professional fees	823	649	2,485	2,154
Loan expenses	899	592	2,239	1,476
Marketing	268	453	1,423	2,126
Federal deposit insurance premiums	987	105	2,390	272
Merger, integration and restructuring	—	—	1,109	790
Goodwill impairment	—	—	93,741	—
Amortization of intangible assets	784	1,104	2,378	3,327
Real estate owned expense	1,102	550	3,574	2,690
Other	3,116	2,977	9,381	9,675

TOTAL NONINTEREST EXPENSE	23,000	19,972	160,959	62,856

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	3,024	7,119	(104,299)	10,914
Income tax expense (benefit)	483	2,350	(6,584)	3,038

NET INCOME (LOSS)	2,541	4,769	(97,715)	7,876
Preferred stock dividends and accretion	216	—	216	—

INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,325	$4,769	$(97,931)	$7,876

Basic earnings (loss) per common share	$0.14	$0.30	$(5.91)	$0.49
Diluted earnings (loss) per common share	$0.14	$0.30	$(5.91)	$0.48

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2007	$—	$181	$—	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income
Net income					7,876				7,876
Change in unrealized gain on securities available for sale, net of reclassification and tax effects								76	76
Loss on termination of interest rate swaps reclassified into income, net of tax								457	457

Total comprehensive income									8,409
Cash dividends declared and paid ($0.495 per share)					(8,119)				(8,119)
Commitment to release employee stock ownership plan shares (22,259 shares)				59		222			281
Commitment to release recognition and retention plan shares (2,164 shares)				47					47
Purchase of 880,086 shares of common stock							(14,116)		(14,116)
Stock options exercised (61,550 shares)				(290)			1,040		750
Stock option expense				169					169
Tax benefit related to exercise of stock options				90					90

Balance at March 31, 2008	$—	$181	$—	$215,433	$131,650	$(3,636)	$(28,116)	$(1,814)	$313,698

Balance at July 1, 2008	$—	$181	$—	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive income
Net (loss)					(97,715)				(97,715)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects								2,158	2,158
Loss on termination of interest rate swaps reclassified into income, net of tax								448	448

Total comprehensive income									(95,109)
Adjustment to initially apply SFAS No. 159, net of tax					188				188
Cash dividends declared and paid ($0.18 per share)					(2,865)				(2,865)
Commitment to release employee stock ownership plan shares (31,171 shares)				(115)		311			196
Commitment to release recognition and retention plan shares (2,072 shares)				44					44
Issuance of 72,927 shares of preferred stock	72,927								72,927
Discount on preferred stock issued	(3,876)								(3,876)
Accretion of preferred stock discount	34				(34)				—
Issuance of common stock warrant			3,868						3,868
Preferred stock dividends accrued					(182)				(182)
Stock option expense				218					218

Balance at March 31, 2009	$69,085	$181	$3,868	$214,363	$31,162	$(3,220)	$(19,274)	$(1,789)	$294,376

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Nine months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net cash from operating activities	$(55,209)	$(56,200)

Cash flows from investing activities:
Securities available for sale
Proceeds from sales	3,389	24,626
Proceeds from maturities, calls and principal paydowns	53,349	54,552
Purchases	(68,643)	(73,514)
Net change in interest-bearing deposits in other banks	(107,225)	18,336
Net change in Federal Funds Sold	(35,392)	—
Net change in loans	63,433	(83,585)
Proceeds from sale of loans	12,344	45,608
Proceeds from sales of loan servicing rights	—	11,877
Proceeds from sales of real estate owned	12,335	3,779
Premises and equipment expenditures, net	(3,198)	(5,703)
Cash paid for acquisitions, net of cash received	(804)	(3,885)
Proceeds from sale of premises held for sale	68	—
Investment in nonbank affiliates	(365)	(276)

Net cash from investing activities	(70,709)	(8,185)

Cash flows from financing activities:
Net change in deposits	180,169	48,553
Net change in short-term borrowings	(112,914)	(115,330)
Proceeds from long-term debt	—	130,000
Repayment of long-term debt	(310)	(2,318)
Proceeds from issuance of preferred stock and common stock warrant	72,927	—
Cash dividends on common stock	(2,865)	(8,119)
Direct costs incurred in connection with issuance of preferred stock and warrant	(8)	—
Proceeds from stock options exercised	—	750
Tax benefit from stock options exercised	—	90
Purchases of common stock	—	(14,116)

Net cash from financing activities	136,999	39,510

Net change in cash and cash equivalents	11,081	(24,875)

Cash and cash equivalents at beginning of period	59,483	77,226

Cash and cash equivalents at end of period	$70,564	$52,351

Supplemental cash flow information:
Cash payments of interest expense	$61,933	$77,724
Cash payments of income taxes	527	8,977
Supplemental noncash disclosures:
Loans securitized	21,969	5,761
Transfer of loans to real estate owned	25,342	10,210
Transfer of loans from portfolio to held-for-sale	—	59,215
Transfer from long-term to short-term borrowings	86,760	70,299
Allocation of loan basis to mortgage servicing asset	8,001	5,932
Adoption of fair value option:
Loans held for sale transferred to fair value	72,341	—
Securities available for sale transferred to fair value	24,766	—

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s (the Company) Annual Report on Form 10-K for the year ended June 30, 2008. The interim unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

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

2. Recent Accounting Pronouncements

(Dollars in thousands)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position, which was effective upon issuance, delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on

July 1, 2008 was not material to the Company’s consolidated financial statements. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements in fiscal years after 2009.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS 133 and is intended to enhance the current disclosure framework in SFAS 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements. For more information on the Company’s derivative instruments and hedging activities, see Note 7—Fair Value and Note 8—Commitments, Contingencies and Guarantees.

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

In April 2009, the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). This position provided guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. SFAS 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS 157-4, which reaffirms SFAS 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position will become effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to adopt SFAS No. 157-4 early and is currently assessing the impact it would have on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairment (SFAS 115-2). This position amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This position will become effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to adopt SFAS 115-2 early and is currently assessing the impact it would have on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). This position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This position will become effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not elect to adopt SFAS 107-1 early and is currently assessing the impact it would have on the Company’s consolidated financial statements.

3. Loans

(Dollars in thousands)

	March 31, 2009	June 30, 2008
One-to four-family residential real estate loans:
Permanent financing	$837,379	$935,285
Construction	49,426	79,725

Total	886,805	1,015,010
Commercial loans:
Multifamily real estate	113,530	103,699
Commercial real estate	874,660	815,384
Commercial construction	73,320	104,275
Commercial non real estate	197,274	210,772

Total	1,258,784	1,234,130
Consumer loans:
Home equity lines of credit	217,621	212,986
Home equity loans	134,622	147,008
Automobiles and other	31,397	39,643

Total	383,640	399,637

Total loans	$2,529,229	$2,648,777

Activity in the allowance for loan losses was as follows:

	Nine months ended March 31,
	2009	2008
Beginning of period	$28,216	$25,851
Provision for loan losses	23,364	11,836
Acquired in merger	—	254
Loans charged-off	(16,127)	(9,373)
Recoveries	313	306

End of period	$35,766	$28,874

Impaired loans were as follows:

	March 31, 2009	June 30, 2008
Loans with allocated allowance for loan losses	$42,696	$14,065
Loans with no allocated allowance for loan losses	9,780	—

Total	$52,476	$14,065

Amount of the allowance for loan losses allocated	$10,358	$3,663

Nonperforming loans were as follows:

	March 31, 2009	June 30, 2008
Nonaccrual loans	$66,188	$49,592
Troubled debt restructuring	3,002	1,130

Total nonperforming loans	$69,190	$50,722

4. Mortgage Servicing Assets

(Dollars in thousands)

Mortgage servicing assets are carried at the lower of cost or fair value. Following is a summary of mortgage servicing assets:

	Nine months ended March 31,
	2009	2008
Servicing rights:
Beginning of period	$14,272	$20,785
Additions	8,001	5,932
Acquired in merger	—	206
Sale of servicing assets	—	(9,912)
Net change in valuation allowance	(1,137)	(450)
Amortized to expense	(4,142)	(3,159)

End of period	$16,994	$13,402

The fair value of mortgage servicing assets was $18,833 at March 31, 2009 and $16,146 at June 30, 2008. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. The valuation allowance was $1,237 and $500 at March 31, 2009 and 2008 respectively. Noninterest-bearing deposits included $21,649 and $11,485 of custodial account deposits related to loans serviced for others as of March 31, 2009 and June 30, 2008, respectively. Loans serviced for others, which are not reported as assets, were $1,833,518 and $1,425,915 at March 31, 2009 and June 30, 2008, respectively.

5. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

	March 31, 2009	June 30, 2008
Short-term borrowings:
Federal Home Loan Bank advances	$137,210	$130,578
Securities sold under agreement to repurchase	33,736	37,182
Lines of credit with commercial banks	—	29,340

Total	$170,946	$197,100

Long-term debt:
Federal Home Loan Bank advances	$225,236	$312,518
Securities sold under agreement to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856

Total	$337,092	$424,374

Based on the Company’s existing collateral, the dollar amount of additional Federal Home Loan Bank advance borrowings available at March 31, 2009 was $41,181. In addition, the Bank has a borrowing capacity of approximately $5,500 with the Federal Reserve Bank through its discount window borrowing program.

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

The following is the stock option activity for the periods indicated:

	Total stock options outstanding
	Nine months ended March 31, 2009			Nine months ended March 31, 2008
	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Stock options outstanding, beginning of period	698,371	$14.71		750,787	$14.71
Granted	173,068	11.71		28,534	13.34
Forfeited	(9,694)	15.45		(19,400)	20.47
Exercised	—	—		(61,550)	12.18

Stock options outstanding, end of period	861,745	$14.11	$9	698,371	$14.72	$388

Stock options exercisable, end of period	575,311	$13.63	$—	549,401	$13.40	$385

The weighted average fair value of stock options granted follows:

	Nine months ended March 31, 2009	Nine months ended March 31, 2008
Weighted average fair value of stock options granted	$3.17	$2.15

The weighted average fair value of stock options granted during the nine months ended March 31, 2009 was determined at the date of grant using the Black-Scholes stock option pricing model and the following assumptions:

Expected average life (in years)	6.4 – 6.5 years
Expected average risk-free interest rate	2.20% - 3.75%
Expected dividend yield	1.79% - 6.49%
Expected volatility	29.18% - 45.51%

The weighted average fair value of stock options granted during the nine months ended March 31, 2008 was determined at the date of grant using the Black-Scholes stock option pricing model and the following assumptions:

Expected average life (in years)	6.3 years
Expected average risk-free interest rate	2.58% - 2.88%
Expected dividend yield	4.97% - 5.36%
Expected volatility	27.23% - 28.88%

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

The following is unvested common stock grant activity for the periods indicated:

	Nine months ended March 31, 2009		Nine months ended March 31, 2008
	Shares	Weighted Average Value Per share	Shares	Weighted Average Value Per share
Issued and unvested, beginning of period	11,472	$21.57	12,907	$21.54
Granted	—	—	—	—
Forfeited	(2,004)	21.52	(1,093)	21.86
Vested	(300)	19.58	(342)	19.44

Issued and unvested, end of period	9,168	$21.65	11,472	$21.57

The total fair value of shares vested during the nine months ended March 31, 2009 and 2008 was $3 and $5.

7. Fair Value

(Dollars in thousands)

The Company elected to account for certain securities and loans held for sale at fair value effective July 1, 2008 under SFAS 159. The securities selected for the fair value option include the Company’s shares of Fannie Mae perpetual preferred stock, which has since been completely liquidated, and shares held in a mortgage-backed securities mutual fund. The securities chosen for the fair value option had no stated maturity and both were negatively impacted by recent turmoil in the credit and housing markets. By electing the fair value option for these securities, the subjectivity of other-than-temporary impairment analysis is eliminated. The selection of loans held for sale to be accounted for under the fair value option was to achieve a better match with the fair value accounting historically used on the commitments to sell these loans. The following table summarizes the impact of adopting the fair value option for certain securities and loans held for sale. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting from the adoption of SFAS 159.

	Balance Sheet at July 1, 2008 prior to adoption	Net gain / (loss) upon adoption	Balance Sheet at July 1, 2008 after adoption
Assets:
Certain securities available for sale	$24,766	$—	$24,766
Loans held for sale	72,341	289	72,630

Cumulative effect of adoption		289
Tax effect		(101)

Cumulative effect of adoption, net of taxes, increase to retained earnings		$188

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

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at March 31, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis
Assets measured at fair value:
Trading securities	$11,967	$11,967	$—	$—
Securities, available for sale	275,752	—	275,362	390
Loans held for sale	160,165	—	160,165	—
Derivatives – mortgage-backed securities sales commitments	(4,346)	—	(4,346)	—
Derivatives – commitments to make loans	3,113	—	3,113	—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended March 31, 2009	Nine months ended March 31, 2009
Balance at beginning of period	$400	$—
Gross gains (losses) included in other comprehensive income	(10)	(10)
Transfers in to and/or (out) of Level 3	—	400

Balance at March 31, 2009	$390	$390

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at March 31, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a nonrecurring basis
Assets measured at fair value:
Impaired loans, net of allowance	$32,338	—	—	$32,338
Mortgage servicing assets	8,021	—	—	8,021

Securities - Certain securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and classified as trading securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 trading securities include the Company’s investment in a mortgage-backed securities mutual fund. The remaining securities in the Company’s investment portfolio are classified as available for sale. Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of state and political subdivisions, equity securities, trust preferred securities, mortgage-backed securities and collateralized mortgage obligations. Recurring Level 3 available for sale securities include the Company’s investment in a single trust preferred security.

Loans held for sale - Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At March 31, 2009, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $4,257. The amount of the adjustment for fair value for the nine months ended March 31, 2009 was $3,037 and is included in the Condensed Consolidated Statement of Income under the caption Mortgage Banking Gains.

Impaired loans - Impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans and had a carrying value of $42,696 including a valuation allowance of $10,358. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. During the nine months ended March 31, 2009, net nonrecurring fair value losses of $6,695 were recorded within the provision for loan losses on loans measured for impairment under Statement of Financial Accounting Standards No. 114 using the fair value of the collateral.

Mortgage servicing assets - Mortgage servicing assets of $16,994 represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $1,137 in impairment losses for the nine months ended March 31, 2009 and the valuation allowance at March 31, 2009 was $1,237. Mortgage servicing assets of $7,456 are valued at amortized cost.

Derivatives - The Company has a program to reduce the interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and that are intended to be made eligible for sale to secondary markets. The Company will, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit the exposure to potential movements in market interest rates. This contractual position is monitored daily to maintain coverage ranging from 40% to 100% of the Company’s loan commitments depending on the status of the loan commitments as they progress from application to sale.

8. Commitments, Contingencies and Guarantees

(Dollars in thousands)

The Company regularly enters into transactions that generate off-balance sheet risk. These transactions include commitments to originate loans, commitments to sell loans, loans with future commitments to disburse funds such as construction loans and lines of credit and recourse obligations for loans sold and letters of credit. The Company enters into these transactions to meet customer needs or to facilitate the sale of assets. These transactions are recorded on the books of the Company based on their estimated fair value. The nominal values of these off-balance sheet transactions as of March 31, 2009 are shown below.

	Nominal value	Current asset / (liability) value
GUARANTEE OBLIGATIONS
Loans sold with recourse	$273,180	$(26)
Standby letters of credit	3,835	(19)

OTHER OBLIGATIONS
Commitments to make loans	358,527	3,113
Construction loan funds not yet disbursed	66,975	—
Commitments to sell loans	8,062	(116)
Unused lines of credit and commercial letters of credit	276,832	—
Mortgage-backed securities sales commitments	317,000	(4,346)

The loans sold with recourse were sold to government-sponsored enterprises and others. This recourse is limited and is eliminated when the loans reach certain loan to value ratios. The Company is able to estimate credit losses associated with sold loans where recourse currently exists. Therefore, a liability has been established to recognize those credit losses.

9. Earnings per Common Share

(Dollars in thousands, except per share data)

The computation of basic and diluted earnings (loss) per common share is shown in the following table:

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Basic earnings (loss) per common share computation:
Net income (loss) available to common shareholders	$2,325	$4,769	$(97,931)	$7,876

Gross weighted average shares outstanding	16,973,270	16,416,952	16,973,270	16,631,406
Less: Average unearned ESOP shares	(328,811)	(370,367)	(339,293)	(372,405)
Less: Average unearned RRP shares	(75,093)	(77,874)	(75,789)	(78,585)

Net weighted average shares outstanding	16,569,366	15,968,711	16,558,188	16,180,416

Basic earnings (loss) per common share	$0.14	$0.30	$(5.91)	$0.49

Diluted earnings (loss) per common share computation:
Net income (loss) available to common shareholders	$2,325	$4,769	$(97,931)	$7,876

Net weighted average shares outstanding	16,569,366	15,968,711	16,558,188	16,180,416
Add: Dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	—	29,874	—	79,061

Net weighted average shares outstanding and potentially dilutive shares	16,569,366	15,998,585	16,558,188	16,259,477

Diluted earnings (loss) per common share	$0.14	$0.30	$(5.91)	$0.48

The exercise prices of a number of stock options and stock grants were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be antidilutive to earnings (loss) per common share. Stock options of 861,745 and 241,375 shares of the Company’s common stock were not included in the computation of earnings per common share during the quarters ended March 31, 2009 and 2008, respectively, because they were antidilutive. Stock options of 861,745 and 241,375 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the nine months ended March 31, 2009 and 2008, respectively, because they were antidilutive. Stock grants in the amount of 9,168 shares of the Company’s common stock were not included in the computation of earnings (loss) per share during the three and nine months ended March 31, 2009 because they were antidilutive. Stock grants in the amount of 11,472 shares of the Company’s common stock were not included in the computation of earnings per share during the three and nine months ended March 31, 2008 because they were antidilutive. The warrant pertaining to the U.S. Treasury’s Capital Purchase Program which would result in the issuance of 3,670,822 common shares was not included in the computation of earnings (loss) per share during the three and nine months ended March 31, 2009 because it was antidilutive.

10. Completed acquisitions

(Dollars in thousands)

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio in an all cash transaction. As of that date, the Company acquired $48,789 in assets, which included $33,204 in loans and assumed $39,970 in deposits and $9,172 in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 30, 2008, the Company completed its acquisition of OC Financial, Inc. a Dublin, Ohio financial holding company that owned Ohio Central Savings. As of that date, the Company acquired $68,473 in assets, which included $42,186 in loans and $14,520 in securities. The Company also assumed $60,937 in liabilities which included $44,185 in deposits and $9,649 in long-term debt. Goodwill resulting from this acquisition was $1,648, none of which is deductible for income tax purposes. The acquisition was accounted for as a business combination using the purchase method. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central Savings and the Bank merged into a single federal savings association with the name First Place Bank. The Company issued 538,631 shares of the Company’s common stock in connection with this acquisition.

11. Goodwill impairment

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

The impact of deteriorating economic conditions has significantly impacted the banking industry during 2008 and has impacted the Company’s financial results. For the six months ended December 31, 2008, earnings had been negatively impacted by an increase in credit losses in the loan portfolio, recognition of declines in the fair value of certain securities and impairment of mortgage servicing rights. The market price of the Company’s common stock had declined from an average closing price of $12.27 during the fourth quarter of fiscal 2008 to an average closing price of $5.62 during the second quarter of fiscal 2009, a 54.2% decrease. The closing market value of the Company’s common stock on December 31, 2008 was $3.83, well below the book value per share of $18.23 at December 31, 2008 prior to the goodwill impairment charge. Although there is evidence that the stock price reflects the current illiquid market and may not entirely be determinant of fair value, the degree of difference identified potential impairment and therefore led to an evaluation for potential goodwill impairment in the Company’s second fiscal quarter.

The first step, used to identify potential impairment, involves determining and comparing the fair value of the company, with its carrying value, or shareholders equity. If the fair value of the company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the book value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. At December 31, 2008, the book value of the Company significantly exceeded the fair value of the Company as indicated by the market value of the Company’s stock on that date. Therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired.

Work on the step 2 analysis was completed during the third fiscal quarter. The findings indicated that the fair value of the Company was less than the aggregate fair values of assets and liabilities assigned. As a result, the $93.7 million charge in the prior quarter representing the aggregate amount of goodwill at December 31, 2008 among the Company’s subsidiaries was appropriate. Goodwill of $909 was recorded in the current quarter in connection with the acquisition of a Niles, Ohio insurance agency by the Company’s insurance subsidiary.

12. Participation in the U.S. Treasury Department’s Troubled Asset Relief Program

(Dollars in thousands, except per share data)

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008, which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the provisions included in the Act is the Troubled Asset Relief Program, or more specifically, the U.S. Department of the Treasury’s (Treasury) Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. On March 13, 2009, the Company completed the issuance of $72,927 of Series A perpetual preferred stock and related common stock warrant under the CPP. The perpetual preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter. The liquidation preference amount is $1,000 per share. The warrant represents the right to purchase 3,670,822 shares of the Company’s common stock at an initial exercise price of $2.98 per share. The proceeds were recorded in equity based on the relative fair value of the preferred stock and the related warrant, which were $69,059 for the preferred stock and $3,868 for the warrant. The fair value of the preferred shares was calculated using a discounted cash flow analysis. The discount rate used in the analysis was based on a group of similarly rated preferred securities in the banking sector. The fair value of the warrant was calculated using a Black-Scholes option pricing model. The warrant valuation model required several inputs, including the risk free rate, and volatility factor. Preferred stock dividends, including the accretion of the discount, were $216 in the current quarter. In accordance with NASDAQ market rules, the warrant is subject to shareholder approval at a special shareholders’ meeting scheduled for June 3, 2009 for which a definitive proxy was filed on May 5, 2009.

In connection with the issuance of the above securities to the Treasury, the ability to declare or pay dividends on any of the Company’s common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A Preferred shares. In addition, the ability to repurchase common shares is restricted by the approval of the Treasury and again only if there are no payment in arrears on the Series A Preferred share dividends. As a recipient of government funding under the CPP, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as the Treasury holds the above securities.

13. Subsequent Events

On April 10, 2009, the Company filed a shelf registration statement on Form S-3 which allows the Company to periodically offer and sell, individually or in any combination, preferred stock, common stock, a warrant to purchase preferred or common stock, and debt securities. The Company’s ability to issue debt or equity under this shelf registration is subject to market conditions and the Company’s capital needs. The warrant to purchase common stock of the Company issued to the Treasury under the CPP program has been registered under this shelf registration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis discusses changes in First Place Financial Corp.’s (Company) results of operations and financial condition during the periods included in the Condensed Consolidated Financial Statements, which are part of this filing.

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission (SEC), in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, words or phrases “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Business Overview

Background. The Company is a unitary thrift holding company formed from the conversion of First Place Bank (Bank) (formerly known as First Federal Savings and Loan Association of Warren) from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. In May 2000, the Company acquired Ravenna Savings Bank of Ravenna, Ohio. In December 2000, the Company completed a merger with FFY Financial Corp. of Youngstown, Ohio. In May 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan. In June 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio. In April 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation in the greater Flint, Michigan area.

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. As of that date, the Company acquired $53 million in assets, which included $33 million in loans and $15 million in securities and assumed $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and the Bank merged into a single federal savings association with the name First Place Bank.

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

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates in Ohio, Michigan, Indiana and Pennsylvania with a concentration of banking offices in Northeast Ohio and Southeast Michigan. The Company also operates loan production offices in various cities in Ohio, Michigan and Indiana. In addition, the Company owns nonbank subsidiaries that operate in the following industries: real estate brokerage, title insurance, investment brokerage, wealth management, employee benefits and general insurance. As of March 31, 2009, the Company had $3.385 billion in assets and was the second largest publicly traded thrift institution based in Ohio.

Strategic Plan. The Company seeks to grow assets and fees in order to grow net income. Currently, the Company seeks to grow by increasing market share in current markets and expanding into new markets in the Midwest by opening new banking offices, new loan production offices and acquiring other financial institutions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, whether they can be efficiently integrated into current operations and whether they are accretive to earnings and capital, initially and over time.

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. The Company monitors a number of financial measures to assess profitability and various types of risk. Those measures include but are not limited to diluted earnings (loss) per common share, return on average assets, return on average equity, efficiency ratio, net interest margin, noninterest expense to average assets, loans to deposits, equity to assets, tangible equity to tangible assets, nonperforming loans to total loans, nonperforming assets to total assets, allowance for loan losses to total loans, allowance for loan losses to nonperforming loans and net portfolio value.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2009 and 2008

Following are summaries of selected GAAP financial ratios, GAAP financial measures and other financial measures results of operations for the three and nine months ending March 31, 2009 and 2008, and financial condition at March 31, 2009 and June 30, 2008:

Selected GAAP Financial Ratios, GAAP Financial Measures and other financial measures

(Dollars in thousands, except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
Results of operations	2009	2008	2009	2008
Net income (loss)	$2,541	$4,769	$(97,715)	$7,876
Net income (loss) available to common shareholders	$2,325	$4,769	$(97,931)	$7,876
Diluted earnings (loss) per common share	$0.14	$0.30	$(5.91)	$0.48

Selected financial ratios
Return on average equity	4.46%	6.11%	(45.73)%	3.29%
Return on average assets	0.31%	0.59%	(3.91)%	0.32%
Net interest margin	2.85%	2.98%	2.89%	2.94%
Efficiency ratio	69.33%	62.06%	198.25%	72.45%
Noninterest expense to average assets	2.80%	2.45%	6.44%	2.59%

Selected GAAP Financial Ratios and other GAAP Financial Measures

(Dollars in thousands)

Financial condition	At March 31, 2009	At June 30, 2008	Increase (Decrease)
			Amount	Percent
Loans	$2,529,229	$2,648,777	$(119,548)	(4.5)%
Assets	$3,385,370	$3,341,046	$44,324	1.3%
Deposits	$2,549,275	$2,369,092	$180,183	7.6%
Total equity	$294,376	$318,967	$(24,591)	(7.7)%

Selected financial ratios
Loans to deposits	99.21%	111.81%
Total equity to total assets	8.70%	9.55%
Total tangible equity to tangible assets	8.36%	6.55%

Nonperforming loans to total loans	2.74%	1.91%
Nonperforming assets to total assets	3.08%	2.23%
Allowance for loan losses to total loans	1.41%	1.07%
Allowance for loan losses to nonperforming loans	51.69%	55.63%

Summary. Net income for the three months ended March 31, 2009 was $2.5 million compared with $4.8 million for the quarter ended March 31, 2008. The decline was primarily due to an increase of $2.1 million in the provision for loan losses and a $3.0 million increase in noninterest expense, partially offset by an increase of $1.2 million in noninterest income and a decrease of $1.9 million in income tax expense. For the nine months ended March 31, 2009, the Company had a net loss of $97.7 million compared with net income of $7.9 million for the nine months ended March 31, 2008. The decrease was primarily due to pre-tax charges of $93.7 million for goodwill impairment, $12.4 million for a decline in the fair value of securities and an increase of $11.5 million in the provision for loan losses, partially offset by decreases of $5.9 million in impairment of securities and $9.6 million in income tax expense. The goodwill impairment charge is a noncash, nonoperating charge which had no material negative impact on the Company’s liquidity or regulatory capital ratios. The Bank remains well capitalized by all regulatory measures. See the detailed discussion of goodwill impairment in Note 11 – Goodwill Impairment in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and under Critical Accounting Policies below.

The impact of deteriorating economic conditions has continued to significantly impact the banking industry during fiscal year 2009 and has impacted the Company’s financial results. Provisions for loan losses increased 45.2% for the quarter and 97.4% for the nine months compared to the same periods in prior years in response to the nonperforming loans to total loans ratio reaching 2.74%. The allowance for loan losses to total loans was 1.41% at March 31, 2009 versus 1.07% at June 30, 2008. Charges relating to investment securities valuation adjustments were higher for the current quarter by $0.5 million and higher by $6.5 million for the nine months ended March 31, 2009 versus the same period in the prior year. The Fannie Mae preferred stock, which primarily drove the investment valuation adjustments in the current fiscal year, was entirely sold during the second fiscal quarter. The increase in total assets during the current quarter was primarily due to the receipt of $73 million in the U.S. Treasury’s Capital Purchase Program funds and $28 million of organic growth. The organic growth was primarily due to increases in cash and due from banks and loans held for sale, partially offset by a decrease in portfolio loans.

Explanation of Certain Non-GAAP Measures. This Form 10-Q contains certain financial information determined by methods other than GAAP. Specifically, the Company has provided financial measures that are based on core earnings rather than net income. Ratios and other financial measures with the word core in their title were computed using core earnings rather than net income. Core earnings exclude merger, integration and restructuring expense, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that the Company does not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, performance trends and financial condition. While core earnings can be useful in evaluating current performance and projecting current trends into the future, management does not believe that core earnings are a substitute for net income. Investors and others are encouraged to use core earnings as a supplemental tool for analysis and not as a substitute for net income. The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in core earnings.

There were no differences between net income and core earnings for the third quarter of fiscal 2009 and the same quarter in the prior year. For the nine months ended March 31, 2009, the pre-tax charges of $93.7 million for goodwill impairment and $1.1 million for merger, integration and restructuring expenses have been excluded from core earnings. For the nine months ended March 31, 2008, the pre-tax charge of $0.8 million for merger, integration and restructuring expenses has been excluded from core earnings. Reconciliation of net income to the non-GAAP measure of core earnings, along with selected core financial measures is shown below.

	As of or for the three months ended March 31,		As of or for the nine months ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Reconciliation of net income (loss) to core earnings (loss)
Net income (loss)	$2,541	$4,769	$(97,715)	$7,876
Goodwill impairment, net of tax	—	—	92,139	—
Merger, integration and restructuring expense, net of tax	—	—	721	514

Core earnings (loss)	$2,541	$4,769	$(4,855)	$8,390

Core earnings (loss) available to common shareholders	$2,325	$4,769	$(5,071)	$8,390

Core diluted earnings (loss) per common share	$0.14	$0.30	$(0.31)	$0.52

Selected Core Financial Ratios
Core return on average equity	4.46%	6.11%	(2.27)%	3.51%
Core return on average assets	0.31%	0.59%	(0.19)%	0.35%
Core net interest margin	2.85%	2.98%	2.89%	2.94%
Core efficiency ratio	69.33%	62.06%	81.43%	71.54%
Core noninterest expense to average assets	2.80%	2.45%	2.64%	2.55%

The core loss for the nine months ended March 31, 2009 was $4.9 million compared with core earnings of $8.4 million for the nine months ended March 31, 2008. Core loss per common share was $0.31 for the nine months ended March 31, 2009 compared with core diluted earnings per common share of $0.52 for the same period in the prior year. The decline in core loss for the nine months ended March 31, 2009 compared to the same period in the prior year was primarily due to increases of $11.5 million in provision for loan losses and $4.0 million in noninterest expense and a $12.4 million charge for the decline in the fair value of securities, partially offset by increases of $3.8 million in mortgage banking gains and $1.2 million in net interest income, along with reductions of $5.9 million in impairment of securities and $7.9 million in income tax expense.

Net Interest Income. The following schedules detail the various components of net interest income for the three and nine months ended March 31, 2009 and 2008. Asset yields are calculated on a tax-equivalent basis where applicable. Security yields are based on amortized historic cost.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three months ended March 31, 2009			Three months ended March 31, 2008
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,730,074	$38,735	5.75%	$2,700,474	$43,671	6.50%
Securities and interest-bearing deposits	374,827	3,640	3.88%	272,484	3,731	5.51%
Federal Home Loan Bank stock	36,221	387	4.33%	34,104	432	5.10%

Total interest-earning assets	3,141,122	42,762	5.52%	3,007,062	47,834	6.40%
Noninterest-earning assets
Cash and due from banks	45,431			42,664
Allowance for loan losses	(34,959)			(27,169)
Other assets	180,375			254,273

Total assets	$3,331,969			$3,276,830

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$166,548	189	0.46%	$157,443	198	0.51%
Savings and money market accounts	678,196	2,250	1.35%	821,289	5,911	2.89%
Certificates of deposit	1,492,659	12,750	3.46%	1,123,969	12,787	4.58%

Total deposits	2,337,403	15,189	2.64%	2,102,701	18,896	3.61%
Borrowings
Short-term borrowings	149,816	1,473	3.99%	130,759	1,261	3.88%
Long-term debt	357,847	4,061	4.60%	469,151	5,429	4.65%

Total interest-bearing liabilities	2,845,066	20,723	2.95%	2,702,611	25,586	3.81%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	229,367			220,543
Other liabilities	26,381			39,788

Total liabilities	3,100,814			2,962,942
Shareholders’ equity	231,155			313,888

Total liabilities and shareholders’ equity	$3,331,969			$3,276,830

Fully tax-equivalent net interest income		22,039			22,248
Interest rate spread			2.57%			2.59%
Net interest margin			2.85%			2.98%
Average interest-earning assets to average interest-bearing liabilities			110.41%			111.27%
Tax-equivalent adjustment		354			413

Net interest income		$21,685			$21,835

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Nine months ended March 31, 2009			Nine months ended March 31, 2008
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,713,207	$118,903	5.84%	$2,669,166	$133,012	6.63%
Securities and interest-bearing deposits	340,590	11,320	4.43%	278,357	11,396	5.45%
Federal Home Loan Bank stock	36,069	1,308	4.83%	33,706	1,561	6.17%

Total interest-earning assets	3,089,866	131,531	5.67%	2,981,229	145,969	6.52%
Noninterest-earning assets
Cash and due from banks	43,395			47,065
Allowance for loan losses	(33,941)			(26,852)
Other assets	231,274			231,651

Total assets	$3,330,594			$3,233,093

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$161,732	647	0.53%	$151,580	591	0.52%
Savings and money market accounts	720,343	9,495	1.76%	806,666	18,973	3.13%
Certificates of deposit	1,367,226	36,467	3.55%	1,085,056	38,881	4.77%

Total deposits	2,249,301	46,609	2.76%	2,043,302	58,445	3.81%
Borrowings
Short-term borrowings	140,296	4,173	3.97%	159,582	5,425	4.52%
Long-term debt	397,386	13,640	4.58%	437,203	16,177	4.92%

Total interest-bearing liabilities	2,786,983	64,422	3.08%	2,640,087	80,047	4.04%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	231,445			232,758
Other liabilities	27,521			41,842

Total liabilities	3,045,949			2,914,687
Shareholders’ equity	284,645			318,406

Total liabilities and shareholders’ equity	$3,330,594			$3,233,093

Fully tax-equivalent net interest income		67,109			65,922
Interest rate spread			2.59%			2.48%
Net interest margin			2.89%			2.94%
Average interest-earning assets to average interest-bearing liabilities			110.87%			112.92%
Tax-equivalent adjustment		1,166			1,157

Net interest income		$65,943			$64,765

Net interest income for the quarter ended March 31, 2009, totaled $21.7 million, a decrease of $0.1 million or 0.7% from $21.8 million for the quarter ended March 31, 2008. The decrease in net interest income resulted from a decrease of 13 basis points in the net interest margin to 2.85%, down from 2.98% in the prior year quarter, partially offset by an increase of $134.1 million or 4.5% in average interest-earning assets compared with the prior year quarter. The average yield on interest-earning assets was 5.52% for the quarter ended March 31, 2009, compared with 6.40% in the same quarter in the prior year.

Net interest income for the nine months ended March 31, 2009, totaled $65.9 million, an increase of $1.1 million or 1.8% from $64.8 million for the nine months ended March 31, 2008. The increase in net interest income resulted from an increase of $108.6 million or 3.6% in average interest-earning assets compared with the prior year period, partially offset by a decrease of five basis points in the net interest margin to 2.89%, down from 2.94% in the prior year period. The average yield on interest-earning assets was 5.67% for the nine months ended March 31, 2009, compared with 6.52% in the same period in the prior year.

The overriding factor in the net interest margin arena has been the Federal Reserve’s response to the national credit crisis – a reduction of the targeted federal funds rate to a range from zero to 25 basis points. With approximately 87% of interest-earning assets in loans and approximately 62% of those at variable rates, the yield on interest earning assets declined 88 basis points and 85 basis points for the quarter and nine months ended March 31, 2009, respectively, versus the same periods in the prior year. Growth in interest-earning assets, however, contributed positively to interest income, increasing $134.1 million or 4.5% for the quarter, and $108.6 million or 3.6% for the nine months comparison. The Company has responded internally to the liquidity crisis by shifting funds into interest-bearing deposits in other banks, the majority of which were moved into accounts at the Federal Reserve Bank and Federal Home Loan Bank, thus minimizing the Company’s reliance on the credit markets. Balances in these accounts also increased as a result of the receipt of funds from the U.S Treasury under the Capital Purchase Program in the current quarter. With earnings rates well below 50 basis points on these balances, net interest margin was negatively impacted by this flight to safety.

The average rate paid on interest-bearing liabilities was 2.95% for the quarter ended March 31, 2009 compared to 3.81% for the prior year quarter, a decrease of 86 basis points. The average rate paid on interest-bearing liabilities was 3.08% for the nine months ended March 31, 2009 compared to 4.04% for the same period in the prior year, a decrease of 96 basis points.

The Fed’s rate reductions also had an impact on the liability side of the balance sheet. Deposits, which comprise approximately 81% of interest-bearing liabilities, had cost reductions of 97 basis points and 105 basis points for the current quarter and nine month period ended March 31, 2009 compared to the same periods in the prior year. However, the growth in deposit balances of $234.7 million or 11.2% and $206.0 million or 10.1% for the respective periods had an offsetting impact to the rate declines. The mix within deposits shifted to the higher paying certificates of deposits, as customers were unsatisfied with savings and money market rates. As a result of liquidity issues, higher-than-market rates were offered by other financial institutions across the Company’s footprint, thereby keeping the Company’s certificate rates somewhat higher than the Company would normally pay in the current interest rate environment. This, in combination with the shift into certificates of deposit, had a negative impact on the net interest margin.

Net interest margin was 2.89% for the nine months ended March 31, 2009 and 2.85% for the quarter then ended. The Company expects with more rational pricing of retail deposits and eventual investment of liquid funds on the asset side into higher yielding assets, net interest margin will initially level off and then improve over the next few quarters assuming a stable rate scenario over that same period.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. Each quarter management performs a review of estimated probable incurred credit losses in the loan portfolio. For a more detailed discussion of management’s review of the allowance for loan losses, see Nonperforming Assets and Allowance for Loan Losses on page 29 of this Form 10-Q. Based on this review, a provision for loan losses of $6.8 million was recorded for the quarter ended March 31, 2009 compared to $4.7 million for the quarter ended March 31, 2008. The provision for loan losses was higher for the current quarter due to increases in net charge-offs, nonperforming and delinquent loans and the current distressed state of the economy. Nonperforming loans were $69.2 million, or 2.74% of total loans at March 31, 2009 compared with $57.5 million, or 2.20% at March 31, 2008. Net charge-offs were $4.6 million for the quarter ended March 31, 2009 compared with $2.2 million for the quarter ended March 31, 2008. Total loans were $2.529 billion at March 31, 2009 compared with $2.616 billion at March 31, 2008. The provision for loan losses was $23.4 million for the nine months ended March 31, 2009 compared with $11.8 million for the nine months ended March 31, 2008. Net charge-offs were $4.6 million for the quarter ended March 31, 2009, which represented decreases of $2.5 million and $0.8 million from net charge-offs of $7.1 million and $5.4 million for the quarters ended December 31, 2008 and June 30, 2008, respectively. Net charge-offs for the first nine months of fiscal 2009 were $15.8 million compared with $9.1 million for the same period in the prior year.

Noninterest Income. Noninterest income totaled $11.1 million for the quarter ended March 31, 2009, an increase of $1.2 million or 12.1% from $9.9 million in the same quarter in the prior year. The increase in the current quarter over the prior year quarter was primarily due to increases of $2.9 million in mortgage banking gains and $0.5 million on services charges on deposit accounts, partially offset by a charge of $0.5 million to record a decrease in the fair value of securities in the current quarter and decreases of $0.6 million in loan servicing income and $0.6 million in other income – nonbank subsidiaries. Noninterest income totaled $14.1 million for the nine months ended March 31, 2009, a decrease of $6.7 million or 32.4% from $20.8 million in the same period in the prior year. The decrease in the first nine months of fiscal 2009 was primarily due to a charge of $12.4 million for the change in fair value of securities and decreases of $2.0 million in the gain on sale of loan servicing rights and $1.7 in loan servicing income (loss), partially offset by an increase of $3.8 million in mortgage banking gains and a decrease of $5.9 million in impairment of securities.

Effective July 1, 2008, the Company elected to account for Fannie Mae preferred stock and a mutual fund investment at fair value under Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Assets and Financial Liabilities” (SFAS 159). As a result, the current quarter decrease and future increases and decreases in the value of these securities will be recorded in earnings. There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines. For the quarter ended March 31, 2009, the charge of $0.5 million for the change in the fair value of securities was due to a decline in the value of a mutual fund investment from $12.7 million at December 31, 2008 to $12.2 million at March 31, 2009. The $12.4 million decline in the fair value of securities for the first nine months of fiscal 2009 was due to a decline in the fair value of a mutual fund investment and a decline in the fair value of Fannie Mae preferred stock. The decline in the value of the mutual fund investment to $12.2 million at March 31, 2009 from $15.5 million at June 30, 2008 was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields related to credit quality concerns. Government actions within the past nine months placing Fannie Mae under conservatorship and suspending future dividends caused the decline in value of the preferred stock. All Fannie Mae preferred stock was sold in the previous quarter.

Securities may be sold to generate changes in liquidity, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. Gains on sales of securities for all periods presented had a minimal impact on earnings. The Company does not anticipate that gains or losses on the sale of securities will be a major component of future net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, profitability, credit and interest rate risk of the Company.

Other income – nonbank subsidiaries decreased $0.6 million to $0.5 million for the quarter ended March 31, 2009 from $1.1 million for the same quarter in the prior year. Other income – nonbank subsidiaries decreased $1.3 million to $2.2 million for the nine months ended March 31, 2009 from $3.5 million for the same period in the prior year. The decreases were primarily due to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

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

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$(1,235)	$(266)	$(856)	$183
Change in impairment	226	(145)	(1,137)	(450)

Total loan servicing income (loss)	$(1,009)	$(411)	$(1,993)	$(267)

The decline in loan servicing income for the quarter ended March 31, 2009 compared to the same quarter in the prior year was primarily due to continued low interest rates during the current quarter, precipitating an increase in prepayment speeds and as a result, the amortization of mortgage servicing rights increased. For the current quarter, the higher amortization of mortgage servicing rights was partially offset by a decrease in impairment charges. For the nine months ended March 31, 2009, loan servicing revenue declined primarily due to increased amortization of mortgage servicing rights and the sale of 50% of the Company’s existing loan servicing rights portfolio during the first fiscal quarter of the prior year. Also contributing to the decline in loan servicing income for the nine months ended March 31, 2009 was an $0.7 million increase in impairment charges. At March 31, 2009, there was $1.2 million of allowance for impairment of MSRs.

Net gains from mortgage banking activity were $6.8 million in the current quarter, an increase of $2.9 million from $3.9 million in the prior year quarter. Net gains from mortgage banking activity were $10.7 million for the nine months ended March 31, 2009, an increase of $3.8 million from $6.9 million for the same period in the prior year. The increases in mortgage banking gains were primarily due to the volume of loan sales in the current quarter which was $638 million, up $309 million from sales of $329 million in the prior year quarter. Also contributing to the increase in mortgage banking gains was higher margins on mortgage banking business due to the exit or contraction of certain competitors. For the current quarter, 26% of the loans sold were sold with servicing released compared with 36% in the prior year quarter.

The volume of loan sales in the first nine months of fiscal 2009 was $1.135 billion, up $270 million from sales of $865 million in the same period in the prior year. For the first nine months of fiscal 2009, 34% of the loans sold were sold with servicing released compared with 40% for the nine month period ended March 31, 2008.

Service charges increased $0.6 million, or 24.7% to $2.7 million for the quarter ended March 31, 2009, as compared with $2.1 million for the prior year quarter. Service charges increased $1.1 million, or 17.3% to $7.3 million for the nine months ended March 31, 2009, as compared with $6.2 million for the prior year period. The increases for the current quarter and nine month period were primarily due to the impact of fees generated from a new overdraft program, which began December 1, 2008, and the retail banking offices of HBLS Bank acquired in October 2007 and OC Financial acquired in June 2008.

Noninterest Expense. Noninterest expense for the third quarter of fiscal year 2009 was $23.0 million, an increase of $3.0 million or 15.2% compared with $20.0 million in the prior year quarter. The increase in noninterest expense was primarily due to increases of $1.3 million in salaries and employee benefits, $0.9 million in federal deposit insurance premiums and $0.6 million in real estate owned expense. In order to utilize employees more efficiently, the Company changed its organizational structure this quarter to manage by product line rather than by geographic region. This resulted in the elimination of certain positions by consolidating similar positions that existed in more than one region. As a result, there were severance costs incurred. Salaries and employee benefits also increased due to an increase in health care costs and the impact of employees added with the OC Financial acquisition in June 2008. The increase in federal deposit insurance premiums resulted from increases in premium rates and deposit balances along with the exhaustion of credits issued in 2006. Annualized noninterest expense as a percent of average assets increased to 2.80% for the quarter ended March 31, 2009 from 2.45% for the same quarter in the prior year. Real estate owned expense as a percent of average assets was 0.13% for the quarter ended March 31, 2009 compared with 0.07% for the quarter ended March 31, 2008.

The goodwill impairment charge of $93.7 million was the primary factor for the increase in noninterest expense for the nine months ended March 31, 2009. Noninterest expense increased $98.1 million to $161.0 million, compared with $62.9 million for the same period in the prior year. Annualized noninterest expense as a percent of average assets was 6.44% for the nine months ended March 31, 2009 compared to 2.59% for the same period in the prior year. Core noninterest expense was $23.0 million or 2.80% of average assets for the quarter ended March 31, 2009 compared to $20.0 million or 2.45% of average assets in the prior year quarter. Core noninterest expense was $66.1 million or 2.64% of average assets for the nine months ended March 31, 2009 compared to $62.1 million or 2.55% of average assets in the same period in the prior year.

The increase in noninterest expense was also partially due to an increase in other expense, which includes federal deposit insurance premiums. This increase in federal deposit insurance premiums resulted from increases in premium rates and deposit balances along with the exhaustion of credits issued in 2006. Recent economic and credit market conditions have contributed to numerous failures of Federal Deposit Insurance Corporation (FDIC)-insured financial institutions, as well as to the FDIC’s expectations of future failures. As a result, in October 2008, the FDIC published for comment a proposal (and interim rule) to increase deposit insurance premiums for all FDIC-insured financial institutions, including the Bank, beginning with the Company’s second fiscal quarter of 2009. In addition to an increase in base premium rates, the proposal introduces a number of factors that will adjust the rate paid by a financial institution. The Company expects federal deposit insurance premiums to be approximately $1.5 million for the fourth quarter of fiscal 2009. However, there is currently a proposal before the United States Congress to levy a one-time charge as of June 2009. If this charge is 10 basis points as currently projected, it would increase expense by $2.5 million resulting in an aggregate expense of $4.0 million in the fourth quarter of fiscal 2009.

Income Taxes. Income tax expense of $0.5 million was recorded for the quarter ended March 31, 2009 compared with income tax expense of $2.4 million for the prior year quarter. The effective tax rate was 16.0% for the quarter ended March 31, 2009 compared with an effective tax rate of 33.0% for the prior year quarter. An income tax benefit of $6.6 million was recorded for the nine months ended March 31, 2009 compared with income tax expense of $3.0 million for the prior year period. The effective tax benefit rate was 6.3% for the nine months ended March 31, 2009 compared with an effective tax rate of 27.8% for the prior year period. The changes in the effective tax rates were due to varying levels of pretax income or loss coupled with the goodwill impairment permanent tax adjustment and relatively constant levels of other permanent tax adjustments. In addition, the estimate of the effective tax rate for the current fiscal year changed significantly in the previous quarter as a result of the goodwill impairment charge and the operating loss and their impact on the expected annual results. The Company anticipates that the effective tax benefit rate for the full fiscal year will be approximately 6.0 – 8.0%.

Financial Condition

General. Assets totaled $3.385 billion at March 31, 2009, an increase of $44 million or 1.3% from June 30, 2008. The majority of this increase was represented by an increase in interest-bearing deposits in other banks, partially offset by the goodwill impairment charge in the previous quarter. The increase in interest-bearing deposits in other banks was funded by an increase in deposits, an intentional increase in liquidity and receipt of $73 million in funds from the U.S. Treasury’s Capital Purchase Program. Total tangible equity increased to $282 million at March 31, 2009 compared with $212 million at June 30, 2008.

Securities. Securities totaled $288 million at March 31, 2009, compared to $284 million at June 30, 2008, an increase of $4 million or 1.2%. During the first nine months of fiscal 2009, the Company purchased $69 million in securities, partially offset by proceeds from sales of securities available for sale of $3 million, proceeds from maturities and calls of $35 million, principal paydowns of $18 million and a $12 million adjustment for the change in fair value of trading securities.

A review for other-than-temporary impairment was performed as of March 31, 2009 on the $7.3 million portfolio of trust preferred securities, which has declined in value by $5.9 million from a cost basis of $13.2 million, and a $322 thousand single equity security, which has declined in value by $1.1 million from a cost basis of $1.4 million. The trust preferred securities portfolio consists of large single issuers with credit ratings within the Company’s investment policy guidelines. Each of the issuers is a recipient of the U.S. Treasury Department’s TARP funding and has not deferred interest on their obligations. The $5.9 million decline over the past several quarters is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. Therefore, there is no undisputable evidence that the decline is other-than-temporary. As this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. Upon a return to normalcy in the financial markets within the one-to-two year horizon and the eventual higher levels of interest rates, this portfolio is expected to recover. The equity security is a common share position in a financial institution. The $1.1 million depreciation in value has occurred over the past ten months and does not appear to be related to any specific event. The institution is well capitalized under applicable regulatory capital requirements and is not subject to any formal regulatory enforcement action or order. The Company looked to recent price-to-book deals over the past several months as a barometer of values. A price-to-book deal of 118%, the average of thrift acquisitions over the past twelve months, would substantially provide the Company its basis in this holding. Just as the market price declined with the general deterioration of the financial industry, the Company expects recovery in the valuation of the institution as government intervention restores investor confidence and the industry in general, in a one to two year time horizon. The Company has both the intent and ability to hold these securities through their recovery period and thus no other-than-temporary impairment has been recognized in the current quarter or year-to-date period. The Company will continue to monitor these securities and the events and conditions which have an impact on their values and make impairment decisions as necessary prospectively.

Loans Held for Sale. The Company elected to account for loans held for sale at fair value effective July 1, 2008 under SFAS 159. The adoption of fair value accounting for loans held for sale results in the consistent use of fair value accounting for commitments to make loans, commitments to sell loans and for loans held for sale. The impact of recording loans held for sale at fair value as of July 1, 2008 was to increase loans held for sale by $0.3 million, increase beginning retained earnings by $0.2 million and increase the liability for deferred income taxes by $0.1 million. Loans held for sale totaled $160 million at March 31, 2009, compared to $72 million at June 30, 2008, an increase of $88 million or 121.4%. Historically low current mortgage rates have precipitated large volumes of refinancings and home loans. The Company continues to sell the majority of its mortgage loans.

Loans. The loan portfolio totaled $2.529 billion at March 31, 2009, a decrease of $120 million, or 4.5% from June 30, 2008. The decrease in the loan portfolio was due to a decrease of $128 million, or 16.8% annualized, in mortgage and construction loans and a decrease of $16 million, or 5.3% annualized, in consumer loans, partially offset by an increase of $25 million, or 2.6% annualized, in commercial loans. At March 31, 2009, commercial loans accounted for 49.8% of the loan portfolio, which is up from 46.6% at June 30, 2008.

Nonperforming Assets and Allowance for Loan Losses. The following table sets forth asset quality data over the past five quarters.

Asset Quality History

(Dollars in thousands)

	3/31/2009	12/31/2008	9/30/2008	6/30/2008	3/31/2008
Nonperforming loans	$69,190	$66,951	$62,860	$50,722	$57,480
Real estate owned	34,969	34,801	26,573	23,695	13,212

Nonperforming assets	$104,159	$101,752	$89,433	$74,417	$70,692

Delinquent loans	$127,827	$86,920	$90,646	$84,647	$87,715

Allowance for loan losses	$35,766	$33,577	$31,428	$28,216	$28,874

Ratios
Nonperforming loans to total loans	2.74%	2.56%	2.39%	1.91%	2.20%
Nonperforming assets to total assets	3.08%	3.10%	2.70%	2.23%	2.15%
Delinquent loans to total loans	5.05%	3.33%	3.45%	3.20%	3.35%
Allowance for loan losses to total loans	1.41%	1.28%	1.19%	1.07%	1.10%
Allowance for loan losses to nonperforming loans	51.69%	50.15%	50.00%	55.63%	50.23%

Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the amount and composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers among other matters, historical loan loss experience, the estimated fair value of the underlying collateral, economic conditions, current interest rates, trends in the borrower’s industry and other factors that management believes warrant recognition in providing for an appropriate allowance for loan losses. Future additions to the allowance for loan losses will be dependent on these factors. Additionally, the Company utilizes an outside party to conduct an independent review of commercial and commercial real estate loans. The Company uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of the allowance for loan losses allocated to these types of loans. Management believes that the allowance for loan losses was appropriately stated at March 31, 2009. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered a critical accounting policy.

Nonperforming assets are comprised of nonperforming loans and real estate owned. The increase in nonperforming assets has occurred primarily in commercial loans and real estate owned. Real estate owned was $35.0 million at March 31, 2009, up $11.3 million from $23.7 million at June 30, 2008. The depressed state of the economy and rising levels of unemployment have contributed to this trend, as well as the decline in the housing market across the Company’s geographic footprint that reflected declining home prices and increasing inventories of houses for sale. The Company has been aggressively pursuing deeds in lieu of foreclosure instead of progressing through the foreclosure process, as this results in possession of the property much earlier and mitigates the deterioration and devaluation that typically occur through foreclosure. However, with the depressed sales in the housing market, inventory of properties has been moving much more slowly. Real estate owned is written down to fair value at its initial recording and continually monitored. For a more detailed discussion of management’s review of real estate owned, see Real Estate Owned below.

A major factor in determining the appropriateness of the allowance for loan losses is the type of collateral which secures the loans. Of the total nonperforming loans at March 31, 2009, 94% were secured by real estate. Although this does not insure against all losses, the real estate provides substantial recovery, even in a distressed-sale and declining-value environment.

At March 31, 2009, delinquent loans totaled $127.8 million, an increase of $40.9 million from the prior quarter ended December 31, 2008. The increase was primarily due to an increase of $38.7 million in loans past due 30-89 days. The increase in this loan category was comprised mainly of commercial real estate loans and residential real estate loans. As a result, the Company expects to experience an increase in nonperforming loans and related costs, including possibly an increase in the provision for loan losses for the fourth quarter of fiscal year 2009.

In response to the poor economic conditions which have eroded the performance of the Company’s loan portfolio, additional resources have been allocated to the loan workout process. The Company’s objective is to work with the borrower to minimize the burden of the debt service and to minimize the future loss exposure to the Company. From the origination perspective, the Company continues to meet secondary market specifications with regard to loan to value and credit scores. Exposure to building contractors, a sector hardest hit in the recent housing market downturn, has continued to decline and now comprises 4.9% of total loans at March 31, 2009 compared to 6.9% at June 30, 2008.

Premises and Equipment. Premises and equipment decreased by $1 million and totaled $39 million at March 31, 2009 compared to $40 million at June 30, 2008. In June 2008, the Company transferred $14 million of property to premises held for sale representing the amortized cost of land and buildings for 21 retail branch locations. As a result, these assets are no longer being depreciated. The Company is currently pursuing a contract to sell these assets in a sale-leaseback transaction.

Goodwill. In the previous quarter, the Company incurred a $93.7 million charge for goodwill impairment and reduced the balance of goodwill to zero at December 31, 2008. The charge was based upon management’s evaluation of goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (as amended). For a more detailed discussion of management’s evaluation of goodwill impairment, see Note 11 – Goodwill Impairment in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q and the section entitled Critical Accounting Policies below. During the current quarter, the Company recorded $0.9 million in goodwill in connection with the acquisition of a Niles, Ohio insurance agency by it’s insurance subsidiary.

Real Estate Owned. At March 31, 2009, the Company’s real estate owned (REO) consisted of 231 properties with a net book value of $35.0 million. Single-family residential properties represented $22.6 million of the $35.0 million balance of REO at March 31, 2009. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets based upon an appraisal at the date of foreclosure, less estimated costs to sell the property. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. Fair values after acquisition are monitored through review of sales transactions, discussions with listing agents and, if properties are held for extended periods of time, by obtaining new appraisals. Real estate owned at March 31, 2009 is carried net of a valuation allowance of approximately $0.8 million. The Company reflects costs to carry REO as period costs in operations when incurred. At March 31, 2009, the Company held $6.7 million in real estate held for investment. The Company considers these properties to be performing assets as they are income producing and therefore are not included in any nonperforming asset ratios.

The Company works with borrowers to avoid foreclosure if possible, and if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $11.3 million during the period from June 30, 2008 through March 31, 2009. Over the long term, pursuing deeds in lieu of foreclosure should result in a significant reduction in the holding period for nonperforming assets and ultimately reduce economic losses. In March 2009 the Company hired a new Chief Credit Officer. This person has been assigned responsibility for reviewing the Company’s current real estate owned processes and procedures in order to minimize the costs associated with holding and selling real estate owned. This process has begun and will be completed during the fourth quarter of fiscal 2009. It will include a challenge and review of current strategies of renting versus selling, the use of auctions, and the tradeoffs between lower selling prices and short holding periods versus longer holding periods and higher selling prices. It will also include a review and analysis of valuation procedures including the review of appraisals. There have been declines in real estate values during the past year, not only in the Company’s lending footprint, but throughout the country. There has also been a significant decrease in the volume of sales reflecting the inefficiency of the market as a result of the significant recessionary state of the economy. This has produced a higher percentage of distressed sales and created uncertainty surrounding valuations in general. This review will likely result in a higher level of provisions for loss on the sale of real estate owned in the fourth quarter than in previous quarters this fiscal year.

Deposits. Deposits increased $180 million or 7.6% during the first nine months of fiscal 2009 and totaled $2.549 billion at March 31, 2009, compared to $2.369 billion at June 30, 2008. The Company experienced a decrease of $17 million during the first nine months of fiscal year 2009 in deposits through its retail branch deposit network but increased brokered deposits obtained from national brokers by $197 million at rates that were lower than those of local competitors. At March 31, 2009, the Company had $230 million in brokered deposits. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates among retail deposits, brokered deposits and other borrowings to determine the most economical source of funding. The Company anticipates that it will continue to use brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth. The Office of Thrift Supervision (OTS), the Company’s primary regulator, has limited the Company’s brokered deposits to levels as of April 16, 2009, which at that time was $231 million.

The Company also participates in the Certificate of Deposit Account Registry Service (CDARS) program, a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. These deposits are considered brokered deposits and are included in the brokered deposit totals above. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Included in certificates of deposit at March 31, 2009 are CDARS balances of $112 million, an increase of $101 million from the $11 million at June 30, 2008. With confidence lacking in most financial markets, customers with funds in excess of the insured limit of $250 thousand are looking for safer investment alternatives and finding that in the CDARS program.

Short-term Borrowings and Long-term Debt. During the first nine months of fiscal year 2009, long-term debt showed a decrease of $87 million which represented an $87 million reclassification of borrowings from long-term to short-term. During the first nine months of fiscal year 2009, short-term borrowings showed a net decrease of $26 million consisting of a decrease of $113 million in short term borrowings, partially offset by the $87 million reclassification of borrowings from long-term to short-term.

Capital Resources. Total shareholders’ equity decreased $25 million, or 7.7% during the nine months ended March 31, 2009, and totaled $294 million at March 31, 2009. The primary components of the change in shareholders’ equity were the net loss of $98 million and dividends declared on the Company’s common stock totaling $3 million, partially offset by the issuance of $73 million in preferred stock and a common stock warrant in connection with the CPP and a reduction in unrealized losses on securities available for sale of $2 million. Despite the decrease in total equity, total tangible equity increased $70 million to $282 million at March 31, 2009 compared with $212 million at June 30, 2008 primarily related to the issuance of $73 million in preferred stock and a common stock warrant in connection with the CPP.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The impairment of goodwill in the previous quarter did not have any significant impact on capital as all regulatory capital ratios utilize tangible capital as a starting point. A comparison of the Bank’s actual capital ratios to ratios required to be well-capitalized under OTS regulations at March 31, 2009 follows:

	Actual ratio at March 31, 2009	Actual ratio at June 30, 2008	Well-capitalized ratio
Total capital to risk-weighted assets	12.72%	11.40%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	11.66%	10.36%	6.00%
Tier 1 (core) capital to adjusted total assets	8.41%	7.71%	5.00%

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At March 31, 2009, the Company had $27.3 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $18.2 million.

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

Goodwill Impairment. The Company annually reviews recorded goodwill for impairment during the fourth fiscal quarter. However, if an event occurs or circumstances change that would more likely than not reduce the fair value of the company or its reporting units below its carrying amount, then goodwill is tested between annual tests. The company follows a two-step process to test for impairment. The first step, used to identify potential impairment, compares the fair value of the company with its carrying amount, including goodwill. If fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the company’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, but limited to the carrying amount of the goodwill.

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

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated. From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed a primary business function of the Company to continue uninhibited. Mortgage originations totaled $1.273 billion for the first nine months of the Company’s fiscal year, while loans sold were $1.135 billion, an 89% turnover rate. With the recent decline in mortgage rates, refinance activity has been robust, and the Company expects to continue to originate and sell loans at the 90% or higher level. Should there be any inability to securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

At March 31, 2009, the Company had $271 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $41 million from the Federal Home Loan Bank based on assets pledged under current pledge agreements and $6 million from the Federal Reserve Bank under the discount window program. This compares to $121 million of cash and unpledged securities, Federal Home Loan Bank availability of $12 million, Federal Reserve Bank availability of $10 million and $6 million of availability in unsecured commercial bank lines of credit at June 30, 2008. Recently, $35 million of unsecured commercial bank lines of credit were terminated. Potential cash available as measured by liquid assets and borrowing capacity has decreased $2 million at March 31, 2009 compared to June 30, 2008. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, or to sell loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At March 31, 2009, the Company had $230 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates. Current OTS restrictions, however, limit the Company’s brokered deposit balances to $231 million. Under its current liquidity guidelines of limiting total borrowings to 30% of assets, the Company could raise additional funds through overnight borrowings or up to $59 million of senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program, with prior written approval by the FDIC. The FDIC created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full, unlimited coverage of noninterest-bearing deposit transaction accounts. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. Any debt offerings or cash dividends of the Company require the prior approval of the OTS. The Bank is the principal subsidiary with the ability to pay significant dividends. Cash can be used by the Company to make acquisitions, pay the quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders, pay dividends on the perpetual preferred stock issued to the Treasury and fund operating expenses. At March 31, 2009, the Company had cash and unpledged securities of $49 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Annual dividends to be paid on the perpetual preferred stock will be approximately $4 million. Banking regulations limit the amount of dividends that can be paid from the Bank to the Company without prior approval of the OTS. Generally, the Bank may pay dividends to the Company without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized. As of March 31, 2009, the Bank can pay no dividends to the Company without OTS approval. Future dividend payments by the Bank to the Company would be based upon future earnings or the approval of the OTS.

Off-balance Sheet Arrangements

See Note 8—Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q for a discussion of off-balance sheet arrangements.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of March 31, 2009 and June 30, 2008, and are based on an instantaneous change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point change in rates	NPV ratio March 31, 2009	NPV ratio June 30, 2008
Up 200	10.64%	9.65%
Up 100	10.34%	10.27%
No change	9.51%	10.58%
Down 100	8.77%	10.57%
Down 200	8.47%	10.42%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at March 31,

2009 indicate that the Company would benefit in a rising interest rate environment at March 31, 2009 versus a negative impact of such at June 30, 2008. The Company has experienced an increase in its exposure to falling interest rates for the same comparable periods. Based on the current Federal Funds rate at a range from zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely. The NPV ratio for no change in rates has decreased 107 basis points at March 31, 2009 compared to June 30, 2008. This model indicates theoretical results given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of March 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures were effective as of March 31, 2009. Additionally, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

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

Continuation of the current economic slowdown or further deterioration of economic conditions in Ohio, Michigan and Indiana could hurt the Company’s business

The Company lends primarily to consumers and businesses in the three primary states where it has banking and loan production offices, Ohio, Michigan and Indiana. Businesses and consumers are affected by economic, regulatory and political trends which all may impact the borrower’s ability to repay loans. In addition, more than 90% of the Company’s loans are secured by real estate and changes in the market for real estate can result in inadequate collateral to secure a loan. Over the past two years, the Company and its customers in Ohio, Michigan and Indiana have been experiencing an economic slowdown and in many locations a decline in real estate values. This has resulted in increases in nonperforming assets and loan charge-offs. If these economic trends continue or worsen, additional borrowers could default on their loans resulting in continued high levels of loan charge-offs and decreased profitability.

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

Changes in the interest rate environment may reduce the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan prepayment rates will decline, and in falling interest rate environments, loan prepayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of mortgage servicing rights and loans held for sale. Both of these assets are carried at the lower of cost or market. As interest rates decline and mortgage loans prepay faster, the current market value of mortgage servicing rights will generally decline in value. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

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

The Company’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to service its debt and pay dividends

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank normally provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes, regulations and agreements. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations as they become due, or pay dividends on its common stock. The Bank currently has no dividend paying capacity under current regulatory guidelines. Consequently, the continuing inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

As a result of participation in the Treasury’s Capital Purchase Program, the Company is subject to several restrictions including restrictions on the ability to declare or pay dividends and repurchase outstanding common shares as well as restrictions on compensation paid to executive officers.

Pursuant to the terms of the Securities Purchase Agreement between the Company and the Treasury, the ability to declare or pay dividends on any of the Company’s shares is limited. Specifically, the Company is unable to declare or pay dividends on Common Shares if in arrears on the payment of dividends on the Series A Preferred Shares. In addition, the ability to repurchase outstanding common shares is restricted. The approval of the Treasury generally is required for the Company to make any stock repurchase (other than purchases of Series A Preferred Shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, outstanding common shares may not be repurchased if the Company is in arrears on the payment of Series A Preferred Share dividends.

As a recipient of government funding under the Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as the Treasury holds any securities acquired from the Company pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury holds only the Warrant. These standards currently include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten the Company’s value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of the next 20 most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to Senior Executive Officers and the next five most highly-compensated employees, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees or such higher number as the Secretary of the U.S. Treasury may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the Treasury finds to be inconsistent with the purposes of TARP otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in the Company’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year. These standards are more stringent than those currently in effect under the CPP and the Securities Purchase Agreement or those previously proposed by the Treasury. However, it is still unclear how these standards will relate to the similar standards announced by the Treasury in the guidelines it issued the current quarter, or whether the standards will be considered effective immediately or only after the Treasury adopts implementing regulations.

Future sales of the Company’s Common Shares or other securities may dilute the value of the Company’s Common Shares, which may adversely affect the market price of the Common Shares or the Series A Preferred Shares.

In many situations, the Company’s Board of Directors has the authority, without any shareholder vote, to issue shares of authorized but unissued securities, including Common Shares authorized and unissued under stock option plans or additional shares of preferred stock. In the future, the Company may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the Common Shares or the Series A Preferred Shares.

If the Company is unable to redeem the Series A Preferred Shares after five years, the cost of this capital will increase substantially.

If the Company is unable to redeem the Series A Preferred Shares prior to March 12, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on the Company’s financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on liquidity.

The Series A Preferred Shares impact net income available to holders of the Company’s Common Shares and earnings per Common Share, and the Warrant issued to the Treasury may be dilutive to holders of Company Common Shares.

While the additional capital raised through participation in the Treasury’s CPP Program provides further funding to the Company’s business and has improved investor perceptions with regard to the Company’s financial position, it has increased equity and the number of actual and diluted outstanding Common Shares as well as preferred dividend requirements. The dividends declared and the accretion of discount on the Series A Preferred Shares will reduce the net income available to holders of Company Common Shares and earnings per Common Share. The Series A Preferred Shares will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of Company Common Shares will be diluted to the extent the Warrant issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Shares is exercised. The Common Shares underlying the Warrant represent approximately 21.6% of total Common Shares outstanding as of March 13, 2009. Although the Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction. If shareholders do not approve the issuance of the 3,670,822 shares of our common stock upon exercise of the warrant by September 13, 2009, the per share exercise price of $2.98 of the shares subject to the warrant will be reduced by 15 percent, with additional 15 percent reductions every six months up to a maximum reduction of $1.34 or an exercise price of $1.64 per share resulting in an increase in the dilution to our shareholders. If shareholders do not approve the proposal by September 13, 2010, then the Treasury may cause us to exchange all or a portion of the warrant for an economic interest classified as permanent equity under generally accepted accounting principles having a value equal to the fair market value of such exchanged portion.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable.

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference to prior Filing or Exhibit Number Attached Herein
31.1	CEO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1

31.2	CFO certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2

32.1	CEO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

32.2	CFO certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: May 11, 2009	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Chief Financial Officer