Form 10-K
period 2009-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2009-09-14
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $56.3 million based upon the last sales price as of December 31, 2008. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of August 31, 2009, the registrant had 16,973,270 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Proxy Statement for Annual Meeting of Shareholders which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

Forward-Looking Statements

When used in this Form 10-K, or in future filings by First Place Financial Corp. (the Company) with the Securities and Exchange Commission (SEC), in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases such as “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, which could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1. Business

General.  The Company was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. At the time of the conversion, the Company had total assets of approximately $610 million. During fiscal year 2000, the Company acquired Ravenna Savings Bank with total assets of $200 million. During fiscal 2001, the Company completed a merger-of-equals with FFY Financial Corp. with total assets of $680 million. During fiscal 2004, the Company acquired Franklin Bancorp, Inc. with total assets of $627 million.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern) and converted it from an Ohio chartered stock savings association to a federally chartered stock savings association. Northern opened for business in 1920. At the time of the merger Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank.

On April 27, 2007, the Bank acquired seven retail banking offices in the greater Flint, Michigan area acquired from Republic Bancorp, Inc. and Citizens Banking Corporation (Citizens). As of that date, the Bank recorded the purchase of the offices that resulted in First Place Bank assuming $200 million in deposits, and receiving $29 million in consumer loans and fixed assets and $164 million in cash. The results of operations of the offices have been included in the consolidated financial statements since the acquisition date.

On October 31, 2007, the Company acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio (HBLS Bank). As of the acquisition date, HBLS Bank had total assets of approximately $53 million, which included $33 million in loans, $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 30, 2008, the Company acquired OC Financial, Inc. of Dublin, Ohio (OC Financial) a Dublin, the holding company for Ohio Central Savings (OC Bank). As of June 30, 2008, OC Financial had total assets of approximately $68 million, which included $42 million in loans, $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 23, 2009, the Bank entered into a definitive agreements to acquire three retail banking offices in the greater Cleveland, Ohio area from AmTrust Bank (AmTrust), a Cleveland, Ohio-based, closely-held banking institution. This transaction would have involved the Bank assuming approximately $225 million in deposits. On September 10, 2009, the Company and AmTrust mutually agreed to terminate the definitive agreements.

For additional information on the above definitive agreement and acquisitions, see Note 2 — Acquisitions in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

As of June 30, 2009, the Company had $3.404 billion in total assets and operated 44 retail locations, 2 business financial service centers and 18 loan production offices through the Bank.

The Company offers a wide variety of business and retail banking products, as well as a full range of insurance, real estate, and investment services. The Company conducts its business primarily through the Bank. The Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one- to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides the Company with greater flexibility to diversify its business activities through existing or newly formed subsidiaries, or through acquisitions or mergers with other financial institutions, as well as other companies. The active operating subsidiary of the Bank is Ardent Service Corporation (Ardent). Ardent currently operates as a management company to manage the rental or sale of certain properties obtained from borrowers through foreclosure or the transfer of deeds in lieu of foreclosure. In addition, Ardent manages its two affiliates, 50% owned Bercley Woods Development Company, Ltd. and 99% owned Shiloh Springs, L.P. Inactive subsidiaries of the Bank include Western Reserve Mortgage Corporation, AutoArm, LLC and Odin Properties, Inc. Other nonbanking operating subsidiaries of the Company include First Place Holdings, Inc., First Place Insurance Agency, Ltd., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary First Place Referral Network, Ltd., APB Financial Group, Ltd. and TitleWorks Agency, LLC, a 75% owned subsidiary of First Place Holdings, Inc. First Place Insurance Agency, Ltd. offers property, casualty, health and life insurance products. Coldwell Banker First Place Real Estate, Ltd. is a residential and commercial real estate brokerage firm. APB Financial Group, Ltd. specializes in wealth management and brokerage services. TitleWorks Agency, LLC, provides real estate title services. In addition to these operating subsidiaries, the Company has three wholly-owned affiliates, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, which are accounted for using the equity method based on their nature as trusts, which are special purpose entities. The Company’s employee benefits consulting firm, American Pension Benefits, was sold during June 2009.

No individual nonbanking affiliate accounts for more than 1.9% of total revenue or 0.2% of total assets. These nonbanking affiliates are managed to contribute to the profitability of the Company and provide a comprehensive line of financial products for customers so that the Company can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates and efficiencies in the use of shared resources. Based on the relative size and importance of the banking affiliate to the Company as a whole, the discussion of the business will focus primarily on the Bank.

The Company’s internet site, www.firstplacebank.com, contains an Investor Relations section that provides access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, free of charge, as soon as reasonably practicable after the Company has filed these documents with, or furnished them to, the Securities and Exchange Commission (SEC). In addition, the Company’s filings with the SEC may be read and copied at the SEC Public Reference Room at 105 F Street N.E., NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge, as soon as reasonably practicable after the Company has filed the above referenced reports.

Market Area.  Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, the Company operates a community-oriented savings institution in three Midwest markets. In the Mahoning Valley region of Eastern Ohio, the Bank currently operates 21 retail locations in Trumbull, Mahoning and Portage counties. In the Cleveland metropolitan area of Northeastern Ohio, the Bank operates seven retail locations in Lorain County, and one retail location and two business financial centers in Cuyahoga County. In Southeastern Michigan between the Detroit and Flint metropolitan areas, the Bank operates 13 retail locations. The Bank also operates one retail location in Central Ohio in Franklin County and one retail location in Western Ohio in Defiance County. In addition, the Company, through the Bank, operates 18 loan production offices of which nine are located throughout Ohio, six are located in Michigan and two are located in Indiana. Subsequent to June 30, 2009, the Company opened a loan production office in Rockville, Maryland.

Trumbull, Mahoning and Portage counties in Ohio are considered a primary market area of the Bank. Industries in the area include light manufacturing, automotive and transportation, health care, as well as retail trade, wholesale trade and services. Major employers in Trumbull, Mahoning and Portage counties include Delphi Packard Electric Systems, Forum Health, General Motors, HM Health Partners, Kent State University, GE Lighting, Robinson Memorial Hospital, the U.S. Postal Service, U.S. Air Force, Youngstown City Schools, Youngstown State University, and the county governments of Trumbull, Mahoning and Portage counties. The reliance of the local economy on basic manufacturing industries has been reduced in recent years as the service sector expands and becomes a more dominant force in the local employment statistics. The unemployment rate for the Mahoning Valley region has fluctuated between 5.5% and 15.5% since 2003 and was approximately 14.7% at June 30, 2009. The unemployment rate for the state of Ohio has fluctuated between 5.3% and 11.1% over the same time period and was approximately 11.1% at June 30, 2009. U.S. Department of Commerce, Bureau of Census data reports that the Mahoning Valley region has experienced a decline in population over the past two census periods. The Bank’s business and operating results could be significantly affected by continued changes in the region’s general economic conditions, as well as changes in population levels, unemployment rates, strikes and layoffs.

Lorain County, Ohio, approximately 30 miles west of Cleveland, is slowly diversifying its economic base from largely manufacturing to include a servicing sector. The unemployment rate for Lorain County has fluctuated between 5.1% and 11.5% since 2003 and was approximately 11.5% at June 30, 2009. Major employers in Lorain County are Ford Motor Co., Community Health Partners, EMH Regional Medical Center, Invacare Corp. and Lorain County itself. The Company has been successful in penetrating the residential mortgage market in Lorain County. During fiscal 2009, First Place Bank ranked third among financial institutions in residential mortgage loans closed in Lorain County.

In Cuyahoga County, Ohio, the Company has two business financial centers in the greater Cleveland suburban communities of Solon and North Olmsted and one retail location in Cleveland Heights. Cuyahoga County has also experienced a shift of employment from manufacturing to service industries. The unemployment rate for Cuyahoga County has fluctuated between 5.1% and 10.2% since 2003 and was approximately 10.2% at June 30, 2009. The Company has been successful in penetrating the residential mortgage market in Cuyahoga County. During fiscal 2009, First Place Bank ranked sixth among financial institutions in residential mortgage loans closed in Cuyahoga County.

In Southeastern Michigan between the Detroit and Flint metropolitan areas, the Bank has seven retail offices located in Genesee County, four located in Oakland County, two in Wayne County and one in Macomb County. The Oakland, Wayne and Macomb counties, which are part of the Detroit metropolitan area, include a variety of industries such as manufacturing, service, health care and education. Major employers include General Motors Corp., Ford Motor Company, Chrysler Group, Oakland County, EDS and various regional health care providers. From 2005 through 2008, Oakland County has lost approximately 44,000 jobs, many of which were related to the auto and construction industries. However, in recent years, Oakland County’s job growth has been in the health care and technology industries. The unemployment rate for Oakland and Wayne counties and the Detroit metropolitan area has fluctuated between 4.7% and 18.5% since 2003. As of June 30, 2009, the unemployment rates were 14.4% for Oakland County, 18.5% for Wayne County and 16.3% for the Detroit metropolitan area. Oakland County is an educated and affluent community with a high concentration of professional occupations. Genesee County, which is part of the Flint metropolitan area, includes industries based largely in manufacturing, particularly in the auto and auto-related products industries. Major employers in Genesee County are General Motors Corp., Genesee County, City of Flint and various regional health care centers. The unemployment rate for Genesee County and the Flint metropolitan area has fluctuated between 6.4% and 17.4% since 2003 and was approximately 14.8% at June 30, 2009. The Bank’s position as one of the few community banks in the area has enabled it to be successful in marketing banking services to small and medium size businesses and their owners.

The Bank operates loan production offices in Ohio, Michigan, Indiana and Maryland. Ohio loan production offices are located in Boardman, Cincinnati, Dayton, Dublin, Howland, Hudson, Mount Vernon, Newark and Toledo. The Michigan loan production offices are located in Battle Creek, East Lansing, Grand Blanc, Grandville, Holland and Jackson. The Indiana loan production offices are located in Carmel and Indianapolis. The Maryland loan production office is located in Rockville. These offices, along with business financial centers in Solon and North Olmsted, Ohio, provide the Company access to many of the larger growing markets in Ohio, Michigan, Indiana and Maryland. The majority of the business generated in these locations is mortgage banking business, which provides fee income to supplement the net interest margin the Company earns on traditional spread-based lending. However, the Company also originates commercial loans through loan production offices and has expanded this business over the past several years. These strategies also result in generating loans over a larger geographic area which reduces the Company’s exposure to downturns in specific local economies.

Competition.  The Company faces significant competition in offering financial services to customers. Both Northeastern Ohio and Southeastern Michigan have a high density of locations offering financial services similar to what the Company offers to its customers. Many of these locations are branches of significantly larger institutions that have greater financial resources than the Company, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending Activities

General.  The largest component of the Company’s loan portfolio has historically been first mortgage loans secured by one- to four-family residences. However, from 2007 through 2009, the Company’s commercial loans grew to become the largest component at June 30, 2008 and throughout fiscal 2009. The Company anticipates that commercial loans will continue to grow faster than residential real estate loans in fiscal 2010. Currently, one- to four-family lending activity is driven by the Company’s mortgage banking strategy of selling most of the fixed-rate loan production in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. The Company also sells the majority of adjustable-rate mortgage loans. Agency eligible loan production is primarily sold to Fannie Mae and Freddie Mac. FHA, VA and other loans that do not qualify for sale to those agencies are sold to private buyers, primarily other financial institutions.

The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans which typically have higher yields than traditional one- to four-family loans. Most of these higher yielding loans are retained for the loan portfolio.

Loan Portfolio Composition.  The following table sets forth the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. This table does not include loans held for sale.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
One- to four-family residential real estate loans:
Permanent financing	$803,555	32.5%	$935,285	35.3%	$984,135	39.2%	$950,133	40.4%	$643,617	35.1%
Construction	47,726	1.9%	79,725	3.0%	95,653	3.8%	173,778	7.4%	162,677	8.9%
Total	851,281	34.4%	1,015,010	38.3%	1,079,788	43.0%	1,123,911	47.8%	806,294	44.0%
Commercial loans:
Multifamily real estate	111,281	4.5%	103,699	3.9%	134,308	5.4%	106,999	4.5%	87,712	4.8%
Commercial real estate	875,836	35.5%	815,384	30.8%	565,342	22.5%	429,694	18.3%	396,206	21.7%
Commercial construction	68,315	2.8%	104,275	3.9%	96,768	3.9%	75,491	3.2%	79,206	4.3%
Commercial non real estate	189,083	7.7%	210,772	8.0%	250,475	10.0%	243,945	10.4%	152,779	8.3%
Total	1,244,515	50.5%	1,234,130	46.6%	1,046,893	41.8%	856,129	36.4%	715,903	39.1%
Consumer loans:
Home equity lines of credit	215,136	8.7%	196,862	7.4%	187,305	7.5%	191,658	8.2%	171,982	9.4%
Home equity	129,661	5.3%	163,132	6.2%	180,868	7.2%	170,189	7.2%	124,041	6.8%
Automobiles and other	27,851	1.1%	39,643	1.5%	12,838	0.5%	8,897	0.4%	12,901	0.7%
Total	372,648	15.1%	399,637	15.1%	381,011	15.2%	370,744	15.8%	308,924	16.9%
Total loans receivable	2,468,444	100.0%	2,648,777	100.0%	2,507,692	100.0%	2,350,784	100.0%	1,831,121	100.0%
Allowance for loan losses	(39,580)		(28,216)		(25,851)		(22,319)		(18,266)
Loans receivable, net	$2,428,864		$2,620,561		$2,481,841		$2,328,465		$1,812,855

Loan Originations.  The Company currently originates residential real estate loans and other loans through its network of loan production offices located in Ohio, Michigan, Indiana and Maryland, two business financial centers in Solon and North Olmsted and to a lesser extent its retail network. The majority of these offices are located outside of the counties where the Company has retail locations. This allows the Company to geographically diversify its loan production and portfolio. A high volume of residential mortgage originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2009, the Company originated $1.910 billion in residential mortgage loans, which represented an increase of $628 million compared to $1.282 billion for fiscal 2008. The Company was able to increase the level of residential loan originations during fiscal 2009 due to an increase in market share and favorable long-term interest rates. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential originations in fiscal 2010. All loans originated are underwritten using the Company’s policies and procedures, which are described in more detail below. The Company originates both fixed-rate and adjustable-rate residential mortgage loans with terms generally ranging from 10 to 40 years. Loans for the construction of residential real estate are made primarily with construction periods of up to two years. Residential construction loans may be short-term loans to builders to finance construction of a home, or they may be long-term loans of up to 40 years, which finance both the construction and permanent financing needs of a homeowner. The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates.

The Company also originates commercial and consumer loans in order to make the loan portfolio more diversified and to increase loan yields. From fiscal 2007 through fiscal 2009, the Company has been expanding commercial lending more rapidly than residential mortgage lending. During 2006, residential mortgage loans increased due to the acquisition of Northern Savings and Loan as their loan portfolio was predominantly residential mortgage loans. The Company anticipates that the trend of increasing commercial loans within the loan portfolio will continue through fiscal 2010. Commercial loans are generally real estate based, but also include loans for the purchase of other assets such as plant and equipment and to finance working capital. Consumer loans are primarily home equity lines of credit and home equity loans.

The Company’s loan portfolio decreased $180 million during fiscal 2009, primarily in residential mortgage and construction loans, commercial construction and commercial non real estate loans and consumer loans. The decrease in these types of loans was the result of deteriorating economic conditions and the tightening of credit underwriting standards during fiscal 2009.

Maturities and Sensitivities of Loans to Changes in Interest Rates.  The following table shows the scheduled repayments of the loan portfolio in the maturity category in which the payment is due. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments or enforcement of due-on-sale clauses.

	At June 30, 2009
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in Thousands)
Amounts due:
Within one year	$75,747	$500,232	$36,833	$612,812
After one year:
More than one year to five years	96,203	530,166	60,544	686,913
More than five years	679,331	214,117	275,271	1,168,719
Total due after June 30, 2010	775,534	744,283	335,815	1,855,632
Total amount due	$851,281	$1,244,515	$372,648	$2,468,444

The following table sets forth at June 30, 2009, the dollar amount of total loans receivable contractually due after June 30, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After June 30, 2010
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans Receivable
	(Dollars in Thousands)
Fixed rate loans	$315,257	$256,707	$87,550	$659,514
Adjustable rate loans	460,277	487,576	248,265	1,196,118
Total amount due	$775,534	$744,283	$335,815	$1,855,632

One- to Four-Family Lending.  The Company currently offers both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one- to four-family residences that are located in its primary market area or the market area serviced by its loan production offices. All mortgage loans with maturities greater than 30 years and most mortgage loans with maturities between 15 and 30 years are sold in the secondary market. One- to four-family mortgage loan originations are generally obtained through the Company’s loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. The Company also purchases mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers. The purchased loans are typically underwritten to Fannie Mae, Freddie Mac and Ginnie Mae standards. For fiscal year 2009, the Company purchased approximately $403 million in mortgage loans, substantially all of which were sold in the secondary mortgage market. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2009, one- to four-family mortgage loans totaled $804 million, or 32.5%, of total loans.

The mortgage loans that the Company originates have generally been priced competitively with current market rates for such loans. The Company currently offers a number of adjustable-rate (ARM) loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index or the one year LIBOR rate. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one- to four-family mortgage loans, the Company limits its exposure to fluctuations in interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. The Company requires that all adjustable-rate loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.

The Company generally originates one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance or FHA and VA guarantees are required for such loans with a loan-to-value ratio of greater than 85%. The Company requires fire, casualty, and, where appropriate, flood insurance on all properties securing real estate loans.

Construction Lending.  The Company makes loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and commercial real estate and the development of one- to four-family lots. Construction loans secured by one- to four-family residential real estate totaled $48 million, or 1.9% of total loans at June 30, 2009.

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

Construction loans to builders of one- to four-family residences require the payment of interest only for up to 18 months and have terms of up to 18 months. These loans may provide for the payment of loan fees and interest from loan proceeds and usually have an adjustable-rate of interest. The Company also makes loans to builders for the purpose of developing one- to four-family homes and home sites. These loans typically have terms of one to two years and have an adjustable-rate of interest. The maximum loan-to-value ratio is 80% for such loans. The principal on these loans is typically paid down as home sites are sold according to a predetermined release price. During fiscal year 2009, management reduced the Company’s exposure to speculative residential real estate loans by suspending the development of new builder relationships, reducing speculative loan availability and reallocating credit availability to pre-sold units.

Construction loans on multifamily and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, industrial, or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally lasts up to 12 months. These construction loans have rates and terms that are similar to other permanent multifamily or commercial real estate loans offered by the Company, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. Commercial construction loans totaled $68 million, or 2.8% of total loans at June 30, 2009.

On a selective basis, construction and development loans are made principally through continued business with developers and builders who have previously borrowed from the Company, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. The term of these loans may range from 6 to 24 months, and typically fees and interest are paid from the proceeds of the loan. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building).

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

Multifamily Lending.  The Company originates multifamily loans, which are held in the portfolio and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed rates loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one- to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2009, multifamily loans totaled $111 million, or 4.5% of total loans.

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

Commercial Real Estate Lending.  The Company originates owner-occupied and non-owner-occupied commercial real estate loans, which it generally holds in its portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from 5 to 10 years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed rate loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $876 million, or 35.5% of total loans at June 30, 2009.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate due to the increased credit risk. Despite the risks inherent in commercial real estate lending, the Company anticipates that commercial real estate loans will continue to represent a significant portion of total loans. The performance of this portfolio, however, will be closely monitored for any indications of weaknesses.

Commercial Non Real Estate Lending.  Commercial non real estate loans totaled $189 million, or 7.7% of total loans at June 30, 2009. Commercial loan originations are primarily term loans and lines of credit to closely-held small and medium size businesses operating in the Company’s primary market area. The Company intends to continue to expand commercial lending operations in its primary and contiguous market areas.

Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As a result, the Company strives to obtain additional security through a personal guarantee from the business owner(s). The Company believes that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending.  Consumer loans totaled $373 million, or 15.1% of total loans at June 30, 2009, and consisted of home equity lines of credit, home equity loans, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in the Company’s primary market area and generally are secured by real estate, automobiles, deposit accounts, and personal property.

Home equity lines of credit and home equity loans comprise the majority of consumer loan balances and totaled $345 million at June 30, 2009. The Company offers variable rate home equity lines of credit and fixed rate home equity loans based on the borrower’s equity in the home and their ability to make repayment from his or her employment. Generally, these loans, when combined with the balance of the prior mortgage liens, may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. The Company holds the first mortgage on a substantial majority of the properties securing these loans. Since fiscal 2007, management reduced the Company’s exposure to potential future losses in its home equity lines of credit portfolio by eliminating open credit line availability to certain borrowers. These reductions in credit line availability were based on borrower’s credit scores and declines in real estate collateral values.

Sale of Mortgage Loans.  During fiscal 2009, the Company continued to expand its secondary mortgage banking operation. Total mortgage loan originations, including purchases of loans through the wholesale lending program, were $1.910 billion in fiscal 2009, an increase of $628 million compared to $1.282 billion for fiscal 2008. The Company was able to increase the level of loan originations during fiscal 2009 due to an increase in market share and favorable long-term interest rates. During fiscal 2009, the Company sold or securitized and sold loans with an aggregate principal balance of $1.568 billion compared with $1.163 billion during fiscal 2008. Mortgage banking will continue to be an integral part of the Company’s operating strategy and, as such, the Company will continue to sell most of its fixed rate mortgage loans and most of its adjustable-rate loans through secondary market channels. Currently, the Company sells loans with servicing retained and with servicing released. However, from time to time the Company considers the sale of servicing rights in bulk form or on a flow basis based on the prices available and the evaluation of the risk of holding servicing rights during periods of time when the underlying loans are rapidly repaying.

The Company has a program to reduce interest rate risk associated with the interest rate commitment made to borrowers for mortgage loans that have not yet been closed and potentially made eligible for sale in secondary markets. The Company does, from time to time, depending on market interest rates and loan volume, enter into commitments to sell loans or mortgage-backed securities to limit the exposure to potential movements in market interest rates. These contractual positions are monitored daily to maintain coverage ranging from 40% to 100% of loan commitments depending on the status of the loan commitments as they progress from application to sale. For additional information on this program, see Note 15 — Commitments, Contingencies and Guarantees in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

Loan Approval Procedures and Authority.  The Board of Directors establishes the lending policies and loan approval limits of the Company. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one- to four-family loans are assigned to individuals in varying amounts up to $500 thousand based on experience and the level of responsibility of the individual within the organization. The maximum loan that may be approved by any one member of the Senior Loan Committee is $2 million and the majority of the designated individuals have authority up to $500 thousand. Speculative construction or acquisition and development loans may only be authorized by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the organization. Currently, the maximum loan approval for a secured consumer loan is $2 million and for an unsecured consumer loan is $50 thousand. The loan policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, the Company has established a maximum credit exposure of $17 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $8 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. During the fourth quarter of fiscal 2009, this approval process for loans to borrowers with aggregate credit exposure in excess of $8 million was changed to include loans to borrowers with aggregate credit exposure in excess of $6 million. Loans to borrowers with aggregate credit exposure from $2 million to $8 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer, and are to be reported to the Board of Directors. During the fourth quarter of fiscal 2009, this approval process for loans to borrowers with aggregate credit exposure from $2 million to $8 million was changed to include loans to borrowers with aggregate credit exposure from $2 million to $6 million. During fiscal year 2008, management instituted an additional review measure requiring Senior Loan Committee review and approval of senior officers with that level of individual lending authority for loans to borrowers with aggregate exposure from $1 million to $2 million.

A credit report is ordered and certain other information is verified by an independent credit agency for all loans originated by the Company. Additional financial information may be required based on the information received from the credit agency or for certain types of loans. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by outside appraisers or the Company’s staff appraisers. The Company’s policy is to obtain hazard insurance on all mortgage loans and flood insurance when necessary and in some cases to require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Residential Loan Servicing Activities.  Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on its balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors and property taxes and insurance premiums on behalf of borrowers. At June 30, 2009, the Company had approximately 14,000 loans serviced for others totaling $2.052 billion. The majority of the loans serviced for others are fixed rate conventional residential mortgage loans.

As compensation for its mortgage servicing activities, the Company receives servicing fees, usually 0.250% to 0.375% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, the Company receives no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in the gains on sale of mortgage loans. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become unprofitable due to the rapid payoff of loans, which results in impairment of mortgage servicing rights for the remaining portfolio or the rapid amortization of servicing rights for the loans paying off. The Company monitors the level of its investment in mortgage loan servicing rights in relation to its other activities in order to limit its exposure to losses in times of low or falling interest rates.

Over the past several years, the volume and dollar value of loan servicing rights (MSRs) has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights with a cost basis of approximately $11 million, or 50% of its loan servicing rights portfolio during fiscal 2008. Gain on the sale of these servicing rights was $2 million in fiscal 2008. The Company did not sell any loan servicing rights during fiscal 2009. Historically the Company has sold loans on both a servicing retained and a servicing released basis. Management plans to consider additional sales of MSRs in the future depending on size of the servicing asset relative to total assets and based on the current market for the sale of MSRs. With the increase in loan originations due to growth in market share and favorable interest rates, the Company anticipates that the MSR asset will also grow during fiscal 2010.

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

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts that are overdue. When loans become 90 days past due, it is generally the Company’s policy to stop interest income accruals and assign the loans to nonaccrual status. These loans are also shown as nonaccrual loans in the table in the section titled Nonperforming Assets. Please refer to the following table for additional information regarding nonperforming loans (nonaccrual loans plus troubled debt restructurings) and real estate owned.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Past due 30 – 89 days:
Residential real estate loans	$29,086	$16,970	$10,856	$6,300	$4,578
Commercial loans	15,226	14,628	5,356	3,481	1,973
Consumer loans	4,559	3,457	3,772	969	1,057
Total past due 30 – 89 days	48,871	35,055	19,984	10,750	7,608
Past due 90 days or more:
Residential real estate loans	46,021	32,028	20,071	8,929	8,621
Commercial loans	33,583	9,880	8,782	3,800	1,563
Consumer loans	13,148	7,684	4,552	3,057	1,809
Total past due 90 days or more	92,752	49,592	33,405	15,786	11,993
Total delinquent loans	$141,623	$84,647	$53,389	$26,536	$19,601
Delinquent loans to total loans	5.74%	3.20%	2.13%	1.13%	1.07%

The increase in delinquent real estate mortgage loans was related to deteriorating economic conditions and a decline in the housing market across our geographic footprint that reflected declining home prices and increasing inventories of houses for sale. The increase in commercial loan delinquencies was also affected by the downturn in the economic environment in the Company’s market area, which includes the automotive industry. During fiscal year 2009, loans to residential real estate developers were affected by the continued weakness in the housing market. Residential real estate and home equity lines of credit have also been adversely affected by declining housing values. Although signs of economic recovery are emerging, management expects that the weakness in the housing market will continue throughout fiscal year 2010.

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

The Company’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision (OTS), which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy statement, which is consistent with the Securities and Exchange Commission’s Staff Accounting Bulletin 102, on the allowance for loan losses (ALL). The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of prudent but not excessive ALL in accordance with accounting principles generally accepted in the United States of America and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the ALL; that management has analyzed and documented all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable ALL evaluation and disclosure processes that meet the objectives set forth in the policy statement. While management believes that it has established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request a material change in the allowance for loan losses, thereby significantly affecting the Company’s financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, future provisions are dependent upon future events such as loan growth, portfolio diversification, changes in the borrower’s financial condition and general economic trends, and as such, further changes to the level of specific and general loan loss allowances may become necessary.

Management reviews and classifies assets in accordance with the guidelines described above and the Board of Directors reviews the results of the reports. Please refer to the following table for additional information regarding classified loans.

	At June 30,
	2009	2008	2007
	(Dollars in Thousands)
Classified Loans
Special Mention:
Residential real estate loans	$—	$134	$343
Commercial loans	75,319	48,475	37,492
Consumer loans	—	9	119
Total special mention	75,319	48,618	37,954
Substandard:
Residential real estate loans	27,674	20,925	13,881
Commercial loans	73,066	42,335	16,063
Consumer loans	8,244	4,630	2,882
Total substandard	108,984	67,890	32,826
Doubtful:
Residential real estate loans	13,147	6,432	7,749
Commercial loans	4,827	5,762	3,723
Consumer loans	4,021	1,408	1,536
Total doubtful	21,995	13,602	13,008
Loss:
Residential real estate loans	92	92	30
Commercial loans	—	—	—
Consumer loans	10	10	10
Total loss	102	102	40
Total classified loans	$206,400	$130,212	$83,828

Nonperforming Assets.  The following table sets forth information regarding nonperforming loans and repossessed assets. It is generally the Company’s policy to stop interest income accruals on loans more than 90 days past due when, in management’s opinion, the collection of all or a portion of the loan principal has become doubtful and to fully reverse all previously accrued interest income. There were $503 thousand of loans past due over 90 days and still accruing interest as of June 30, 2009 and $279 thousand as of June 30, 2008.

	At June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Nonperforming assets:
Residential real estate loans	$46,021	$32,028	$20,071	$9,353	$8,621
Commercial loans	33,583	9,880	8,782	3,800	1,563
Consumer loans	13,148	7,684	4,552	3,057	1,809
Total nonaccrual loans	92,752	49,592	33,405	16,210	11,993
Troubled debt restructurings	10,476	1,130	557	561	612
Total nonperforming loans	103,228	50,722	33,962	16,771	12,605
Real estate owned	36,790	23,695	6,716	3,924	3,006
Total nonperforming assets	$140,018	$74,417	$40,678	$20,695	$15,611
Nonperforming loans to total loans	4.18%	1.91%	1.35%	0.71%	0.69%
Nonperforming assets to total assets	4.11	2.23	1.26	0.66	0.62

The increase in nonperforming loans was related to a decline in the local economy, particularly in the automotive industry. This is consistent with both Midwest and national trends. Of the total nonperforming loans at June 30, 2009, 90% were secured by real estate. Real estate loans are generally well secured and if these loans do default, a significant amount of the loan balance will be recovered by liquidating the real estate.

Included in nonperforming loans at June 30, 2009 were two loans totaling $7.5 million. In the third fiscal quarter of 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received replacement collateral from the borrower, the value of which purportedly exceeded the loan balance. However, the Company is not assured of receiving the full face value of this collateral. The Company placed these loans on nonaccrual and nonperforming status during the fourth quarter of fiscal 2009. The Company is pursuing all legal avenues to recover the loan balance including legal actions against the borrower and other parties that may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of legal actions and liquidation of collateral, the Company believes, based on consultation with legal counsel, that it is probable a court would determine the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company’s good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off has been recorded at June 30, 2009.

In the normal course of business, the Company continually works with borrowers in various stages of delinquency. When deemed beneficial for the borrower and the Company, concessions are made through modifications of current loan terms with the intention of maximizing the amounts collected on the loan prospectively. These modified loans are considered troubled debt restructurings under current accounting guidance and are classified as nonperforming loans even if all contractual terms are met. In the current recessionary economy, these restructurings are becoming more prevalent. As a result, troubled debt restructurings grew $9.3 million during fiscal 2009.

Real Estate Owned.  At June 30, 2009, the Company’s real estate owned (REO) consisted of 262 repossessed properties with a net book value of $36.8 million. Any initial loss is recorded as a charge to the allowance for loan losses before being transferred to REO. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The Company reflects costs to carry REO as period costs in operations when incurred. When property is acquired through foreclosure or deed in lieu of foreclosure, it is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell the property.

The Company works with borrowers to avoid foreclosure if at all possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $13.1 million during fiscal 2009. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of the probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses. In addition, the mix and composition of both portfolio loans and nonperforming loans changes from year to year. When the Company sets the allowance for loan losses, it is dependent on a detailed analysis of different ratios which may not move in the same direction. As a result, the ratio of allowance for loan losses to nonperforming loans at June 30, 2009 decreased from the prior year while the ratio of allowance for loan losses to total loans at June 30, 2009 increased from the prior year. At June 30, 2009, the allowance for loan losses totaled $39.6 million, or 1.60% of total loans compared with $28.2 million, or 1.07% of total loans at June 30, 2008. Additionally, the allowance for loan losses to nonperforming loans was 38.34% at June 30, 2009 compared with 55.63% at June 30, 2008. Total net charge-offs for fiscal 2009 were $31.6 million compared with $14.5 million for fiscal 2008.

For additional information on the allowance for loan losses, see the sections titled Allowance for Loan Losses and Critical Accounting Policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 of this Form 10-K report.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or For the Years Ended June 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$28,216	$25,851	$22,319	$18,266	$16,528
Provision for loan losses	42,984	16,467	7,391	5,875	3,509
Allowances acquired through mergers	—	398	—	525	—
Charge-offs:
Residential real estate loans	9,458	5,117	1,415	1,004	1,341
Commercial	17,486	5,382	1,825	1,599	1,158
Consumer	5,165	4,376	1,152	519	743
Total charge-offs	32,109	14,875	4,392	3,122	3,242
Recoveries:
Residential real estate loans	143	97	205	82	159
Commercial	168	172	204	525	931
Consumer	178	106	124	168	381
Total recoveries	489	375	533	775	1,471
Net charge-offs	31,620	14,500	3,859	2,347	1,771
Balance at end of period	$39,580	$28,216	$25,851	$22,319	$18,266
Allowance for loan losses to total loans	1.60%	1.07%	1.03%	0.95%	1.00%
Allowance for loan losses to nonperforming loans	38.34%	55.63%	76.12%	133.08%	144.91%
Net charge-offs to average loans	1.22%	0.56%	0.16%	0.12%	0.11%

The following table sets forth the amount of allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated. For reporting purposes, the allowance for loan losses is allocated to credit losses across products. However, the allowance for loan losses is available to absorb any credit losses without restriction.

	At June 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Residential real estate loans	$11,695	34.4%	$11,675	38.3%	$8,279	43.0%	$5,707	47.8%	$4,867	44.0%
Commercial loans	20,057	50.5%	13,091	46.6%	15,078	41.8%	14,309	36.4%	11,828	39.1%
Consumer loans	7,828	15.1%	3,450	15.1%	2,494	15.2%	2,303	15.8%	1,571	16.9%
Total allowance for loan losses	$39,580	100.00%	$28,216	100.00%	$25,851	100.00%	$22,319	100.00%	$18,266	100.00%

Investment Activities

The Board of Directors approves the investment policies for the Company. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity needs, interest rate risk characteristics and, to a lesser extent, potential return on the investments. The Board of Directors also monitors the investment activities of the Company. In pursuing these objectives, management considers the ability of an investment to provide earnings consistent with factors of risk-weighted asset category, quality, maturity, marketability and risk diversification. Management evaluates all investment activities for safety and soundness and adherence to policies. In accordance with these investment policies, the Company does not purchase mortgage-related securities that are deemed to be “high risk,” or purchase bonds that are not rated investment grade.

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

Securities.  At June 30, 2009, the fair value of the securities portfolio totaled $276.6 million. The following table sets forth the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated:

	At June 30,
	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in Thousands)
Securities:
U.S. Government agencies and other government sponsored enterprises	$4,582	1.6%	$41,232	14.5%	$60,660	21.3%
Obligations of states and political subdivisions	62,946	22.8%	66,519	23.4%	46,556	16.3%
Trust preferred securities and corporate debt	8,267	3.0%	10,520	3.7%	15,654	5.5%
Mutual funds	11,786	4.3%	15,609	5.5%	33,658	11.8%
Equity securities	297	0.1%	3,369	1.2%	3,786	1.3%
Fannie Mae and Freddie Mac preferred stock	—	—	9,257	3.2%	18,475	6.5%
Total debt and equity securities	87,878	31.8%	146,506	51.5%	178,789	62.7%
One- to four-family mortgage-backed securities and collateralized mortgage obligations	188,722	68.2%	137,927	48.5%	106,453	37.3%
Total securities	$276,600	100.0%	$284,433	100.0%	$285,242	100.0%

The table below sets forth certain information regarding the amortized cost, weighted average yields and contractual maturities of the debt securities in the available for sale securities portfolio.

	At June 30, 2009
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in Thousands)
Debt securities available for sale:
U.S. government agencies and other government sponsored enterprises	$—	—	$4,500	4.65%	$—	—	$—	—	$4,500	4.65%
Obligations of states and political subdivisions(1)	1,747	5.11%	6,021	4.58%	13,006	5.41%	42,881	6.03%	63,655	5.74%
Trust preferred securities and corporate debt	—	—	—	—	—	—	13,222	1.95%	13,222	1.95%
One- to four-family mortgage-backed securities and collateralized mortgage obligations	—	—	2,188	4.66%	22,119	4.97%	159,479	4.94%	183,786	4.94%
Total debt securities available for sale	$1,747	5.11%	$12,709	4.62%	$35,125	5.13%	$215,582	4.98%	$265,163	4.98%

(1)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

General.  The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations of the Bank. The Bank also has access to advances from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits.  The Company offers a variety of deposit accounts consisting of noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts and certificates of deposit. The Company also offers Individual Retirement Accounts and other qualified plan accounts. Interest-bearing accounts provide a range of interest rates and various terms up to 60 months.

The Company considers core deposits, consisting of noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts, to be a significant portion of the Company’s deposits. Management monitors activity on these core deposits and, based on historical experience and the current pricing strategy, believes it will continue to retain a large portion of such accounts. The Company is currently not limited with respect to the rates they may offer on deposit products. Management believes the Company is competitive in the types of accounts and interest rates they have offered on their deposit products. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its retail offices are located. The Company relies primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media. The Company had a total of $198.0 million in brokered certificates of deposit as of June 30, 2009. The

Company considers brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities. Currently, the OTS, the Company’s primary regulator, has limited the Company’s brokered deposits to approximately $231.0 million.

The following table presents the deposit activity for the periods indicated.

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in Thousands)
Beginning balance	$2,369,092	$2,240,696	$2,060,747
Citizens branch acquisition	—	—	200,146
Merger with HBLS Bank	—	39,970	—
Merger with OC Financial	—	44,185	—
Net deposits (withdrawals)	17,205	(26,310)	(87,123)
Interest credited on deposit accounts	49,304	70,551	66,926
Total increase in deposit accounts	66,509	128,396	179,949
Ending balance	$2,435,601	$2,369,092	$2,240,696

Borrowings.  The Company obtains advances from the FHLB and FRB, which are collateralized by blanket pledges of one- to four-family mortgage loans, multifamily loans and commercial real estate loans, consumer loans, a pledge of specific securities and the Company’s stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB and FRB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2009, the Company’s FHLB advances totaled $377.3 million and the Company did not have any unused borrowing capacity based on collateral pledged. At June 30, 2009, the Company’s FRB advances totaled $136.3 million and the Company had unused borrowing capacity of $24.7 million based on collateral pledged.

Subsequent to June 30, 2009, the Company obtained a $10.0 million line of credit with a commercial bank. Borrowings from the commercial bank are unsecured. Interest on the line accrues daily and is variable based on the lending bank’s federal funds rate.

As of June 30, 2009, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60.0 million of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with these transactions, the Company issued $61.9 million of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust. The purpose of the borrowing was for general corporate purposes. The Trust Affiliates have no other operations. The Company has accounted for the Trust Affiliates using the equity method, and therefore they have not been included in the consolidated financial statements.

With the consent of the OTS, the Company may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs. Additional information concerning FHLB advances, reverse repurchase agreements and Junior Debentures is contained in Note 10 — Short-term Borrowings and Long-term Debt in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

During 2001, the Company entered into interest rate swap agreements to assume fixed interest payments in exchange for variable interest payments. The interest rate swaps, which are considered derivative instruments, were used by the Company to mitigate the overall risk of increases in interest rates during the life of the swaps and were a component of the asset/liability management strategy. These interest rate swaps were designated as cash flow hedges of certain FHLB advances. On August 9, 2002, the Company redeemed the interest rate swaps at a fair value of $12.6 million and dedesignated the hedge relationship. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million net of tax, and is being reclassified into interest expense over the remaining terms of the hedge periods. The pretax amount reclassified into interest expense in fiscal year 2009 was $0.9 million. The remaining pretax amount to be reclassified into interest expense in fiscal year 2010 will be $0.9 million.

Personnel

As of June 30, 2009, the Company had approximately 825 full-time and 99 part-time employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

Corporate Alternative Minimum Tax.  The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. The Company currently has no net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Company adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

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

Franchise Tax — First Place Financial Corp. and First Place Holdings, Inc. and all other nonbanking Ohio affiliates are subject to the Ohio corporation franchise tax, which is a tax measured by both net income and net worth. In general, the resulting tax liability will be the greater of (i) 5.1% on the first $50 thousand of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50 thousand or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is either fifty dollars or one thousand dollars per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150 thousand per year.

A special litter tax is also applicable to all corporations subject to the Ohio corporation franchise tax, other than financial institutions. If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50 thousand of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50 thousand. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% of taxable net worth.

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

Tangible Personal Property Tax — The Bank is not subject to the tangible personal property tax in Ohio and the other affiliates do not have significant amounts of tangible personal property and typically pay less than $5 thousand a year in the aggregate. The tangible personal property tax is being phased out 25% a year over four years beginning in calendar 2006.

Commercial Activity Tax — As a qualified exempt financial institution, the Bank and its affiliates are not subject to this tax. The tax is levied on gross receipts and went into effect July 1, 2005. Businesses with gross receipts up to $150 thousand are not taxed. Businesses with gross receipts of $150 thousand to $1 million pay one hundred and fifty dollars. Businesses with gross receipts over $1 million pay at the rate of 0.06% initially. That rate is phased in over several years and reaches a maximum of 0.26%.

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

Pennsylvania — APB Financial Group, Ltd. operates in Pennsylvania and is subject to Pennsylvania income tax.

Indiana — The Bank has loan production offices in Carmel and Indianapolis, which are subject to apportioned income tax in Indiana.

Maryland — The Bank has a loan production office in Rockville, which is subject to apportioned income tax in Maryland.

North Carolina — The Bank has a loan production office in Charlotte, which is subject to apportioned income tax in North Carolina.

Municipal Taxation

The Bank is exempt from municipal income taxes in Ohio, Michigan and Indiana. Other affiliates are subject to municipal income at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

General

The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation (FDIC), as the deposit insurer. The Bank is a member of the FHLB and FRB systems. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and the Bank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Selected regulatory requirements applicable to the Company and the Bank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and/or the Company.

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

Loans-to-One Borrower.  Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At June 30, 2009, the Bank was in compliance with this regulation.

Qualified Thrift Lender Test.  To be a qualified thrift lender (QTL), an institution must either meet the HOLA QTL test or the Internal Revenue Code Domestic Building and Loan Association test. Under the QTL test, an institution must hold qualified thrift investments (QTI) equal to at least 65% of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20% of total assets. QTI are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its QTL status. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2009, the Bank met the QTL test.

Limitation on Capital Distributions.  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At June 30, 2009, although the Bank was classified as a Tier 1 Bank, OTS approval is required prior to any payment of dividends.

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

As of June 30, 2009, the Bank can pay no dividends to the Company without OTS approval. Future dividend payments by the Bank to the Company would be based upon future earnings and the approval of the OTS.

Liquidity.  Current regulation requires that the Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2009, management considered the liquidity position of the Bank to be adequate to meet operating needs.

Assessments.  Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, its condition and the complexity of its portfolio and operations. At June 30, 2009, the Bank was current on all assessments due to the OTS.

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

Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers and principal shareholders. Under Section 22(h), loans to directors, executive officers and shareholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and shareholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25 thousand or 5% of capital and surplus. Furthermore, any loan, when aggregated with all other extensions of credit to that person, which exceeds $500 thousand, must receive prior approval by the board. Further, pursuant to Section 22(h), loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

Enforcement.  Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including shareholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a supervisory directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25 thousand per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

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

Capital Requirements.  The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 4% leverage (core capital) standard and an 8% risk-based capital standard. However, the minimum leverage standard is decreased to 3% for institutions with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core capital) standard (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

At June 30, 2009, the Bank was considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts.  The Company’s deposit accounts are insured by the FDIC, generally up to a maximum of $100 thousand per separate depositor and $250 thousand for self-directed retirement accounts. However, the FDIC recently increased the deposit insurance for deposit accounts to $250 thousand effective until December 31, 2013. On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The TLGP provides for FDIC insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances of noninterest-bearing transaction deposit accounts that exceed the current deposit insurance limit of $250 thousand is assessed on a quarterly basis to participating institutions. The Company opted to participate in this program of TLGP. The additional expense related to this program was not material to the Company’s consolidated financial statements.

On August 26, 2009, the FDIC extended the TLGP guarantee for noninterest-bearing accounts six months, through June 30, 2010. For institutions that choose to remain in the program, the fee will be raised beginning January 1, 2010 to 15, 20 or 25 basis points depending upon the entity’s assigned risk category. There is an opt-out date of November 2, 2009 for those institutions that do not wish to continue in this program past December 31, 2009. The Company anticipates that it will continue to participate in this program through June 30, 2010. The additional expense related to this program will not have a material impact on the Company’s consolidated financial statements.

The Company is subject to FDIC insurance assessments on its deposits based on the FDIC’s risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

In 2006, the Federal Deposit Insurance Reform Act of 2005 (Reform Act) was signed into law. The Reform Act increased the coverage limit for retirement accounts to $250 thousand. In addition, the Reform Act provided eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. The Bank received notification from the FDIC that its one-time assessment credit was $2.2 million. The one-time assessment credit expired in fiscal 2009.

In October, 2008, as part of the TLGP, the FDIC will guarantee senior unsecured debt issued between October 14, 2008 and June 30, 2009 of participating insured depository institutions up to certain limits established for each institution. The guarantee will remain in effect until June 30, 2012. On February 27, 2009, the FDIC issued an interim rule allowing institutions to have the FDIC guarantee newly issued senior unsecured debt that mandatorily converts into common shares on a specified date that is on or before June 30, 2012. In order to receive the FDIC’s guarantee, the participating institutions will pay the FDIC a fee based on the amount and maturity of the debt. The Company opted to not participate in this program of TLGP.

On December 22, 2008, the FDIC published a final rule that raises the current deposit insurance assessment rates uniformly for insured depository institutions by seven basis points (to a range from 12 to 50 basis points), effective for the quarter ended March 31, 2009. On February 27, 2009, the FDIC also issued a final rule that revised the way the FDIC calculates deposit insurance assessment rates, effective for the quarter ended June 30, 2009. Under the new rule the FDIC established an institution’s initial base assessment rate (from 12 to 45 basis points) based on that institution’s risk category. The FDIC then adjusts the initial base assessment rate, higher or lower, based on an institution’s level of unsecured debt, secured liabilities and brokered deposits to obtain a total base assessment rate. The total base assessment rate ranges from 7 to 77.5 basis points of the insured institution’s deposits. Additionally, the FDIC issued an interim rule that imposed a special 10 basis point assessment on an insured institution’s deposits as of June 30, 2009 and payable on September 30, 2009. The special assessment increased the Company’s FDIC insurance premiums by $1.6 million for fiscal 2009. The interim rule allows the FDIC to levy additional special assessments in the future. A significant increase in FDIC insurance premiums would likely have an adverse effect on the consolidated financial statements of the Company.

In addition to the FDIC assessments, the Financing Corporation (FICO) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2009, the annualized FICO assessment was approximately one basis point for each $100 thousand in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB System, which consists of 12 regions throughout the United States. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances (borrowings) from the FHLB or $500 thousand, whichever is greater. The Bank was in compliance with this requirement at June 30, 2009. FHLB advances must be secured by specified types of collateral.

The FHLB System is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that FHLB regions pay to their members and could also result in the FHLB regions imposing a higher rate of interest on advances to their members. If dividends were reduced, the Company’s net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent or future legislation on the FHLB System will not also cause a decrease in the value of the FHLB stock held by the Bank.

Federal Reserve System.  The Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. At June 30, 2009, the Federal Reserve Board regulations require that reserves be maintained against aggregate transaction accounts as follows: the first $10.3 million of accounts (subject to adjustment by the Federal Reserve Board) are exempt from reserve requirements; for accounts aggregating $10.3 million to $44.4 million (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.4 million, the reserve requirement is 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%). The Bank was in compliance with the foregoing requirements. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board. In October 2008, the FRB

began paying interest on required reserve balances and excess balances. At this time, the Company does not know how long the FRB will continue to pay interest on account balances. FHLB System members are also authorized to borrow from the Federal Reserve “discount window.”

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

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries or through one or more transactions, from acquiring or retaining, by purchase or otherwise, more than 5% of the voting stock of a savings association or of a savings and loan holding company (of which neither were already subsidiaries) except with the prior written approval of the Director of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company, the potential effect on the acquiree savings institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and certain competitive factors.

Federal Securities Laws.  The Company’s Common Stock has been registered with the SEC under the Securities Exchange Act of 1934, as amended, (Exchange Act). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Financial Modernization Act of 1999.  The Gramm-Leach-Bliley Financial Modernization Act of 1999 (Modernization Act) allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. In addition, the Modernization Act allows insurers and other financial services companies to acquire banks, removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty, transparency and timeliness in reporting and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act applies generally to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes very specific additional disclosure requirements and corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Additionally, the Sarbanes-Oxley Act includes a requirement that management report on the effectiveness of internal controls over financial reporting and that auditors opine on management’s evaluation of internal controls, expanded disclosure requirements for corporate insiders and disclosure of a code of ethics.

Furthermore, the National Association of Securities Dealers (NASD) has also implemented corporate governance rules, which implement the mandates of the Sarbanes-Oxley Act. The NASD rules include, among other things, ensuring that a majority of the board of directors are independent of management, establishing and publishing a code of conduct for directors, officers and employees and requiring shareholder approval of all new stock option plans and all material modifications. These rules affect the Company because its common stock is listed on the NASDAQ under the symbol “FPFC.”

Emergency Economic Stabilization Act of 2008.  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (Act), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity the United States financial markets. One of the provisions included in the Act is the Troubled Asset Relief Program (TARP), or more specifically, the U.S. Department of the Treasury’s (Treasury) Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. On March 13, 2009, the Company participated in the Treasury’s Capital Purchase Program and completed the issuance of $72.9 million of Series A perpetual preferred stock and related common stock warrant under the CPP. In connection with the issuance of the securities to the Treasury, the ability to declare or pay dividends on any of the Company’s common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A Preferred shares. In addition, the ability to repurchase common shares is restricted by the approval of the Treasury and again only if there are no payment in arrears on the Series A Preferred share dividends. As a recipient of government funding under the CPP, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as the Treasury holds the above securities. Additional information concerning the Company’s participation in the CPP is contained in Note 18 — Participation in the U.S. Department of the Treasury’s Troubled Asset Relief Program in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

U.S. Department of the Treasury’s Capital Assistance Program.  On February 20, 2009, the Treasury announced its Capital Assistance Program (CAP) under which the Treasury made capital available to financial institutions through the Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or part at the discretion of the institution, subject to the approval of the institution’s primary federal regulator. Institutions that have received an investment from the Treasury under the CPP may use proceeds from CAP to redeem preferred shares issued in the CPP, effectively exchanging the preferred stock sold under the CPP for CAP convertible preferred stock. As of June 30, 2009, the Company has not participated in CAP.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed into law. ARRA includes a wide variety of programs intended to stimulate the economy and provide for infrastructure, health, education and energy needs. In addition, ARRA included limitations on compensation of the most highly compensated employees in companies that are recipients of TARP funds. The new legislation requires the Secretary of the Treasury (Secretary) to establish executive compensation and corporate governance standards for TARP recipients, which would apply to a TARP recipient as long as the company had an outstanding TARP obligation. The ARRA permits a TARP recipient to repay the funds and accrued dividends provided under TARP without penalty and without the need to replace TARP funds with Tier 1 capital, subject to the Secretary’s consultation with the recipient’s federal regulatory agency. The Secretary will liquidate any warrants associated with TARP at the current market price.

The ARRA requires the Secretary to include certain elements within the new compensation and corporate governance standards. The standards will establish limits on compensation that exclude incentives for senior executives (the top five most highly paid employees) to take unnecessary and excessive risks. There will also be provisions allowing a TARP recipient to recover any bonus, retention award or incentive compensation paid to any of the 25 most highly compensated employees, based on statements of earnings that are later found to be materially false. The standards will prohibit golden parachutes to the 10 most highly compensated employees. Golden parachute means any payment to a senior executive officer for departure from a company, except for payments for services performed or benefits accrued. The standards must also include a prohibition on the payment, or accruing, of any bonus, retention award, or incentive compensation to the most highly compensated employees while any TARP obligation is outstanding. The prohibition does not apply to the payment of long-term restricted stock meeting certain qualifications. The number of employees to whom the bonus prohibition applies depends on the amount of TARP funds received by a TARP recipient. The Secretary’s standards must prohibit any compensation plan that encourages manipulation of earnings. TARP recipient’s will not be able to claim a deduction, for federal income tax purposes, compensation paid to any of the senior executives in excess of $500 thousand per year.

Each TARP recipient is required to have in place a company-wide policy prohibiting excessive or luxury expenditures, including excessive expenditures on: entertainment and events; office and facility renovations; aviation or transportation services; or other activities that are not reasonable expenditures for staff developments or reasonable performance incentives.

Each TARP recipient must establish a Board Compensation Committee, comprised entirely of independent directors, to review the recipient’s employee compensation plans. The committee will meet at least semi-annually to discuss and evaluate a company’s employee compensation plans in light of any risk posed to the TARP recipient by such plans.

The Chief Executive Officer and the Chief Financial Officer of each TARP recipient must certify in writing that a company is complying with these new requirements. Publicly traded companies must include the certification with its annual filings with the SEC.

During the period in which a TARP recipient has an outstanding TARP obligation, each TARP recipient shall permit a separate shareholder vote on executive compensation. The vote is not binding on the board of directors. The SEC has one year to issue any final rules required to carry out this provision.

Thrift Rechartering Legislation.  Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in past sessions of Congress. The Company is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

Item 1A. Risk Factors

The continuation of the current economic slowdown or further deterioration of economic conditions in Ohio, Michigan and Indiana could hurt the Company’s business.

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

The Company maintains an allowance for loan losses to provide for loan defaults and non-performance. The Company’s allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Company’s operating results. The Company’s allowance for loan losses is based on its historical loss experience, as well as an evaluation of the risks associated with its loans held for investment. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond the Company’s control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Company’s loans and allowance for loan losses. While the Company believes that its allowance for loan losses is adequate to cover current losses, the Company could need to increase its allowance for loan losses or regulators could require it to increase this allowance. Either of these occurrences could materially and adversely affect the Company’s earnings and profitability.

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

The Company is unable to accurately predict future market interest rates, which are affected by many factors, including: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. The Company expects that it will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan prepayment rates will decline, and in falling interest rate environments, loan prepayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of mortgage servicing rights and loans held for sale. As interest rates decline and mortgage loans prepay faster, the current market value of mortgage servicing rights will generally decline in value. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. When interest rates rise, the cost of borrowing will increase. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

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

The Company relies, in part, on external financing to fund its operations and the availability of such funds in the future could adversely impact its growth strategy and prospects.

The Bank relies on deposits, advances from the FHLB and other borrowings to fund its operations. The Company also has previously issued junior subordinated debentures to raise additional capital to fund its operations. Although the Company considers such sources of funds adequate for its current capital needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Company or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Company is unable to obtain OTS approval for additional debt, the Company’s growth strategy and future prospects could be adversely impacted.

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

The Company’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Company believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to the Company, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the FHLB System, the FRB System, the United States Congress or other federal or state regulators could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s ability to pay dividends is subject to regulatory limitations which, to the extent the Company requires such dividends in the future, may affect its ability to service its debt and pay dividends.

The Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank normally provide a significant source of capital for the Company. The availability of dividends from the Bank is limited by various statutes, regulations and agreements. It is possible, depending upon the financial condition of the Bank and other factors, that the OTS, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to the Company, the Company may not be able to service its debt, pay its obligations as they become due, or pay dividends on its common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations and prospects.

The Company’s participation in the Treasury’s Capital Purchase Program which includes restrictions on the ability to pay dividends or repurchase outstanding common stock, as well as restrictions on executive compensation, may act to depress the market value of the Company’s common stock and hinder its ability to attract and retain well qualified executives.

Pursuant to the terms of the Securities Purchase Agreement between the Company and the Treasury, the ability to declare or pay dividends on any of the Company’s common shares is limited to $0.085 per share per quarter. Specifically, the Company is unable to declare or pay dividends on common shares if in arrears on the payment of dividends on the Series A Preferred Shares. In addition, the ability to repurchase outstanding common shares is restricted. The approval of the Treasury generally is required for the Company to make any stock repurchase (other than purchases of Series A Preferred Shares or common shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Series A Preferred Shares have been redeemed or transferred by the Treasury to unaffiliated third parties. Further, outstanding common shares may not be repurchased if the Company is in arrears on the payment of Series A Preferred Share dividends. The restriction on the Company’s ability to pay dividends may depress its common share market price.

As a recipient of government funding under the Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the ARRA for as long as the Treasury holds any securities acquired from the Company pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the Treasury holds only the Warrant. In addition, the restrictions on the Company’s ability to compensate senior executives in relationship to executive compensation at companies that are not recipients of TARP funds may limit the Company’s ability to recruit and retain senior executives.

The Company’s participation in the Treasury’s Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.

The Treasury’s ability to change the terms, rules or requirements of the Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.

Future sales of the Company’s Common Shares or other securities may dilute the value of the Company’s Common Shares, which may adversely affect the market price of the Common Shares or the Series A Preferred Shares.

In many situations, the Company’s Board of Directors has the authority, without any shareholder vote, to issue shares of authorized but unissued securities, including common shares authorized and unissued under stock option plans or additional shares of preferred stock. In the future, the Company may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the common shares.

If the Company is unable to redeem the Series A Preferred Shares after five years, the cost of this capital will increase substantially.

If the Company is unable to redeem the Series A Preferred Shares prior to March 12, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on the Company’s financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on liquidity and results of operations.

The Series A Preferred Shares impact net income available to holders of the Company’s Common Shares and earnings per Common Share, and the Warrant issued to the Treasury may be dilutive to holders of Company Common Shares.

While the additional capital raised through participation in the Treasury’s CPP Program provides further funding for the Company’s business, it has increased the number of diluted outstanding common shares and carries a preferred dividend. The dividends declared and the accretion of discount on the Series A Preferred Shares will reduce the net income available to holders of Company common shares and earnings per common share. The Series A Preferred Shares will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of Company common shares will be diluted to the extent the Warrant issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Shares is exercised. The common shares underlying the Warrant represented approximately 21.6% of total common shares outstanding as of March 13, 2009. Although the Treasury has agreed not to vote any of the common shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any common shares acquired upon exercise of the Warrant is not bound by this restriction.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company owns its corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2009, 31 of the retail locations of the Bank were owned. The remaining 15 retail locations and all 21 loan production offices were leased. The net book value of the Company’s properties and leasehold improvements were $42.2 million at June 30, 2009. During fiscal 2009, the Company entered into a letter of intent to sell 21 retail locations and later terminated its letter of intent and transferred all of the locations from premises held for sale to fixed assets. Additional information on the Company’s premises and equipment is contained in Note 7 — Premises and Equipment in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

The following table sets forth certain information with respect to the offices and other properties of the Company. The table also contains two leased satellite retail locations and three leased satellite loan production offices of the Company.

Description/Address	Leased/Owned
Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, Ohio	Owned
Retail Locations, First Place Bank
1977 Cooper Foster Park Road, Amherst, Ohio	Leased
4390 Mahoning Avenue, Austintown, Ohio	Owned
101 South Canfield-Niles Rd, Austintown, Ohio	Owned subject to land lease
724 Boardman-Poland Road, Boardman, Ohio	Owned
3900 Market Street, Boardman, Ohio	Owned
7290 Sharon-Warren Road, Brookfield, Ohio	Owned
3801 Boardman Canfield Rd, Canfield, Ohio	Owned
2 South Broad Street, Canfield, Ohio	Owned
352 West Main Street, Canfield, Ohio	Leased(1)
2802 Mayfield Road, Cleveland Heights, Ohio	Leased
325 South High Street, Cortland, Ohio	Owned
6033 Perimeter Drive, Dublin, Ohio	Owned
111 Antioch Drive, Elyria, Ohio	Owned
860 East Broad Street, Elyria, Ohio	Leased(1)
200 Middle Avenue, Elyria, Ohio	Owned
361 Midway Mall Boulevard, Elyria, Ohio	Owned
351 North Main Street, Grafton, Ohio	Owned
100 North Main Street, Hicksville, Ohio	Owned
8226 East Market Street, Howland, Ohio	Owned subject to land lease
10416 Main Street, New Middletown, Ohio	Owned
400 Sheffield Center, Lorain, Ohio	Leased
6002 Warren-Youngstown Road, Niles, Ohio	Leased
35423 Center Ridge Road, North Ridgeville, Ohio	Owned
2 South Main Street, Poland, Ohio	Leased
999 East Main Street, Ravenna, Ohio	Owned
4183 Tallmadge Road, Rootstown, Ohio	Owned
655 Creed Street, Struthers, Ohio	Leased
185 East Market Street, Warren, Ohio	Owned
2001 Elm Road NE, Warren, Ohio	Leased
4460 Mahoning Avenue NW, Warren, Ohio	Owned
4682 Belmont Avenue, Youngstown, Ohio	Leased
25 Market Street, Suite 3, Youngstown, Ohio	Leased
3516 South Meridian Road, Youngstown, Ohio	Owned
479 Old South Woodward, Birmingham, Michigan	Leased
727 South State Rd, Davison, Michigan	Leased

Description/Address	Leased/Owned
6120 Fenton Rd, Flint, Michigan	Owned
4409 Miller Rd, Flint, Michigan	Owned
3213 North Genesee Rd, Flint, Michigan	Owned
3410 South Dort Highway, Flint, Michigan	Leased
2629 West Pierson Rd, Flint, Michigan	Leased
220 East Main St, Flushing, Michigan	Owned
20247 Mack Avenue, Grosse Pointe Woods, Michigan	Owned
17900 Haggerty Road, Livonia, Michigan	Owned subject to land lease
50787 Corporate Dr, Shelby Township, Michigan	Owned
24805 West Twelve Mile Road, Southfield, Michigan	Owned subject to land lease
734 West Long Lake Rd, Troy, Michigan	Owned
Loan Production Offices, First Place Bank
1275 Boardman-Poland Road, Boardman, Ohio	Owned(2)
8751 Brecksville Road, Suite 50, Brecksville, Ohio	Leased(3)
7887 Washington Village Blvd., Centerville, Ohio	Leased
1080 Nimitzview Drive, Suite 100, Cincinnati, Ohio	Leased
6813 Harrison Ave, Cincinnati, Ohio	Leased
9954 Johnnycake Ridge Rd, Concord, Ohio	Leased(3)
7131 Spring Meadows, Unit 1, Holland, Ohio	Leased
8228 East Market Street, Howland, Ohio	Leased
1340 Corporate Park Drive, Suite 100, Hudson, Ohio	Leased
84 Village Way, Hudson, Ohio	Leased(3)
301 East High Street, Mt. Vernon, Ohio	Leased
51 North Third Street, Suite 617, Newark, Ohio	Leased
148 Buckeye Blvd., Port Clinton, Ohio	Leased(3)
291 East Columbia Ave, Battlecreek, Michigan	Leased
612 West Lake Lansing Rd, Suite 400, East Lansing, Michigan	Leased
8195 South Saginaw Street, Grand Blanc, Michigan	Leased
4175 Parkway Place, Suite 100, Grandville, Michigan	Leased
320 North 120th Avenue, Holland, Michigan	Leased
3305 Spring Arbor Rd., Suite 500, Jackson, Michigan	Leased
75 Executive Drive, Suite D, Carmel, Indiana	Leased
201 South Capital, Suite 650, Indianapolis, Indiana	Leased
3105 East 98th Street, Suite 140, Indianapolis, Indiana	Leased(3)
15400 Calhoun Drive, Suite 170, Rockville, Maryland	Leased
Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, Ohio	Leased
6150 Enterprise Parkway, Solon, Ohio	Leased
Other First Place Bank Facilities
700 Boardman-Poland Road, Boardman, Ohio	Owned
1275 Boardman-Poland Road, Boardman, Ohio	Owned(2)
5 McKinley Way West, Poland, Ohio	Leased
153 East Market Street, Warren, Ohio	Leased
159 East Market Street, Warren, Ohio	Owned
255 East Market Street, Warren, Ohio	Owned
1011 High Street, Warren, Ohio	Leased
600 Gypsy Lane, Youngstown, Ohio	Owned
2112 South Avenue, Youngstown, Ohio	Leased
3600 South Dort Highway, Flint, Michigan	Leased
24725 West Twelve Mile Road, Southfield, Michigan	Leased

Description/Address	Leased/Owned
1393 Wheaton St., Suite 100, Troy, Michigan	Leased
First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, Ohio	Owned(2)
8228 East Market Street, Warren, Ohio	Leased
2650 Elm Road, Warren, Ohio	Leased
Coldwell Banker First Place Real Estate, Ltd.
1275 Boardman-Poland Road, Boardman, Ohio	Owned(2)
8230 East Market Street, Warren, Ohio	Leased
7098 Lockwood Boulevard, Youngstown, Ohio	Leased
APB Financial Group, Ltd.
115 VIP Drive, Suite 120, Wexford, Pennsylvania	Leased
Title Works Agency, LLC
1275 Boardman-Poland Road, Boardman, Ohio	Owned(2)
8228 East Market Street, Warren, Ohio	Leased

(1)	Properties are locations with only drive-up services.
(2)	Properties are owned by First Place Holdings, Inc. and leased to the respective affiliated entities listed above.
(3)	Properties are leased satellite locations.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of its shareholders on June 3, 2009. At the special meeting, shareholders approved the issuance of 3,670,822 shares of the Company’s common stock upon the exercise of the Amended and Restated Warrant executed and delivered to the U.S. Department of the Treasury on April 3, 2009. A copy of the Amended and Restated Warrant was filed on Form 8-K/A with the Securities and Exchange Commission on April 6, 2009 and is incorporated herein by reference. Of the votes cast, 94.4% voted in favor of the proposal and 4.7% of the votes cast voted against the proposal with abstentions of less than 0.9% of the votes cast.

The votes cast were as follows:

For	Against	Abstain	Broker Non-Vote
10,362,787	521,457	98,925	—

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2009 there were 16,973,270 shares outstanding held by approximately 7,100 shareholders of record.

There were no treasury stock purchases during fiscal 2009 and the board authorizations to purchase treasury stock have expired.

Market Prices and Dividends Declared

The Company’s common stock trades on The NASDAQ Stock Market under the symbol “FPFC”. At June 30, 2009, there were 16,973,270 shares issued and outstanding held by approximately 7,100 shareholders of record. At its regular meeting held on July 21, 2009, the Board of Directors declared a per common share cash dividend of $0.01, the same amount as the previous two quarters. The Company will continue to review the level of dividends periodically to assess the impact dividends would have on capital levels and on the market price of the stock. The table below shows the quarterly reported high and low sale prices of the common stock and cash dividends per common share declared during the years ended June 30, 2009 and 2008.

June 30, 2009:	High	Low	Dividends
Fourth quarter	$6.25	$2.62	$0.010
Third quarter	4.82	1.40	0.010
Second quarter	12.99	2.64	0.085
First quarter	14.60	8.50	0.085

June 30, 2008:
Fourth quarter	$14.31	$9.30	$0.170
Third quarter	15.91	9.85	0.170
Second quarter	19.89	13.21	0.170
First quarter	21.73	15.00	0.155

Stock Performance Graph

The following graph shows a comparison of cumulative total shareholder return on the Company’s common stock based on the market price of the common stock with the cumulative total return of companies on The NASDAQ Composite and the SNL All Bank and Thrift Index for the period beginning on June 30, 2004 through June 30, 2009. The graph assumes the investment of $100 on June 30, 2004 and the reinvestment of all dividends. The graph was derived from a limited period of time, and, as a result, may not be indicative of possible future performance of the Company’s common stock.

First Place Financial Corporation

Index	06/30/04	06/30/05	06/30/06	06/30/07	06/30/08	06/30/09
First Place Financial Corp.	100.00	111.31	130.64	123.19	57.45	19.67
NASDAQ Composite	100.00	100.45	106.07	127.12	111.97	89.61
SNL All Bank & Thrift Index	100.00	107.05	118.47	126.04	69.92	49.60

Source: SNL Financial LC, Charlottesville, VA

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

	At June 30,
	2009	2008	2007	2006	2005
Financial Condition:	(Dollars in thousands)
Total assets	$3,404,467	$3,341,046	$3,226,213	$3,113,210	$2,498,943
Loans, net	2,428,864	2,620,561	2,481,841	2,328,465	1,812,855
Loans held for sale	376,406	72,341	96,163	154,799	145,053
Allowance for loan losses	39,580	28,216	25,851	22,319	18,266
Nonperforming assets	140,018	74,417	40,678	20,695	15,611
Securities	276,600	284,433	285,242	302,994	296,314
Deposits	2,435,601	2,369,092	2,240,696	2,060,747	1,709,339
Short-term borrowings	323,458	197,100	226,633	384,187	262,293
Long-term debt	335,159	424,374	366,530	325,589	260,788
Total shareholders’ equity	281,479	318,967	326,187	311,574	236,656

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
Results of Operations:	(Dollars in thousands)
Total interest income	$171,888	$189,672	$186,464	$149,053	$121,502
Total interest expense	82,294	102,046	99,459	70,639	49,490
Net interest income	89,594	87,626	87,005	78,414	72,012
Provision for loan losses	42,984	16,467	7,391	5,875	3,509
Net interest income after provision for loan losses	46,610	71,159	79,614	72,539	68,503
Total noninterest income(1)(2)(3)	22,536	26,965	32,288	28,985	19,879
Total noninterest expense(4)	191,959	84,065	74,196	68,150	61,546
Income (loss) before income tax expense (benefit)	(122,813)	14,059	37,706	33,374	26,836
Income tax expense (benefit)	(12,379)	3,269	12,082	10,330	7,898
Net income (loss)	$(110,434)	$10,790	$25,624	$23,044	$18,938
Preferred stock dividends and accretion	1,297	—	—	—	—
Net income (loss) available to common shareholders	$(111,731)	$10,790	$25,624	$23,044	$18,938

(1)	For the year ended June 30, 2009, noninterest income included charges of $13.5 million for valuation adjustments on securities.
(2)	For the year ended June 30, 2008, noninterest income included a charge of $8.6 million for valuation adjustments on securities.
(3)	For the year ended June 30, 2005, noninterest income included a charge of $5.2 million for valuation adjustments on securities.
(4)	For the year ended June 30, 2009, noninterest expense included charges of $93.7 million for goodwill impairment.

SELECTED GAAP FINANCIAL RATIOS AND OTHER GAAP FINANCIAL MEASURES:

	For the Years Ended June 30,
	2009	2008	2007	2006	2005
Performance Ratios(1):
Return on average assets	(3.31)%	0.33%	0.83%	0.88%	0.79%
Return on average equity	(38.62)	3.40	7.92	9.32	8.29
Return on average tangible equity	(48.76)	5.13	11.71	12.96	12.15
Interest rate spread	2.63	2.56	2.60	2.84	2.97
Net interest margin, fully taxable equivalent	2.94	2.99	3.11	3.29	3.33
Noninterest expense to average assets	5.76	2.59	2.41	2.61	2.57
Efficiency ratio	168.89	72.39	61.45	62.88	66.28
Average interest-earning assets to average interest-bearing liabilities	111.46	112.44	114.67	115.28	116.02
Dividend payout ratio	N/A	99.25	40.60	36.13	43.08
Capital Ratios:
Equity to total assets at end of period	8.27	9.55	10.11	10.01	9.47
Average equity to average assets	8.57	9.77	10.50	9.52	9.55
Tangible capital to adjusted total assets(2)	8.16	7.75	7.30	7.45	7.14
Tier 1 capital to adjusted total assets(2)	8.16	7.75	7.30	7.45	7.14
Tier 1 capital less deductions to risk weighted assets(2)	11.23	10.45	9.34	10.18	9.60
Total capital to risk weighted assets(2)	12.37	11.47	10.42	11.16	10.61
Asset Quality Ratios:
Nonperforming assets to total assets	4.11	2.23	1.26	0.66	0.62
Allowance for loan losses to total loans	1.60	1.07	1.03	0.95	1.00
Net charge-offs to average loans	1.22	0.56	0.16	0.12	0.11
Allowance for loan losses to nonperforming loans	38.34	55.63	76.12	133.08	144.91
Common Share Data:
Basic earnings (loss) per common share	$(6.75)	$0.67	$1.51	$1.58	$1.32
Diluted earnings (loss) per common share	(6.75)	0.67	1.49	1.55	1.30
Dividends declared per common share	0.19	0.665	0.605	0.56	0.56
Tangible book value per common share at year-end	11.83	12.48	12.64	11.83	11.07

(1)	For the year ended June 30, 2009, the ratios include a charge of $93.7 million for goodwill impairment and a charge of $13.5 million for valuation adjustments on securities. For the year ended June 30, 2008, the ratios include a charge of $8.6 million for valuation adjustments on securities. For the year ended June 30, 2005, the ratios include a charge of $5.2 million for valuation adjustments on securities and a credit of $1.0 million for nontaxable life insurance proceeds.
(2)	Regulatory capital ratios as of June 30, 2008 are the combined ratios for First Place Bank and Ohio Central Savings Bank, which merged with First Place Bank in July 2008. Regulatory capital ratios as of June 30, 2006 are the combined ratios for First Place Bank and The Northern Savings & Loan Company, which merged with First Place Bank in July 2006. For other periods regulatory capital ratios are for First Place Bank.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

General

First Place Financial Corp. (Company) was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren opened for business in 1922. At the time of the conversion, the Company had total assets of $610 million. As of June 30, 2009, the Company had $3.404 billion in total assets.

On June 27, 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio (Northern) and converted it from an Ohio chartered stock savings association to a federally chartered stock savings association. Northern opened for business in 1920. At the time of the merger Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank merged into a single federal savings association with the name First Place Bank.

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

On October 31, 2007, the Company acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio (HBLS Bank). As of the acquisition date, HBLS Bank had total assets of $53 million, which included $33 million in loans, $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 30, 2008, the Company acquired OC Financial, Inc. of Dublin, Ohio (OC Financial), the holding company for Ohio Central Savings (OC Bank). As of June 30, 2008, OC Financial had total assets of $68 million, which included $42 million in loans, $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, OC Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

On June 23, 2009, the Bank entered into definitive agreements to acquire three retail banking offices in the greater Cleveland, Ohio area from AmTrust Bank (AmTrust), a Cleveland, Ohio-based closely-held banking institution. This transaction would have involved the Bank assuming approximately $225 million in deposits. On September 10, 2009, the Company and AmTrust mutually agreed to terminate the definitive agreements.

For additional information on the above definitive agreement and acquisitions, see Note 2 — Acquisitions in the Notes to Consolidated Financial Statements.

Management’s discussion and analysis represents a review of the Company’s consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements and footnotes.

Business Overview

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one- to four-family residential mortgage loans, commercial and consumer loans. The Company currently operates 44 retail locations, 2 business financial centers and 18 loan production offices located in Ohio, Michigan and Indiana with a concentration of banking offices in Northeast Ohio and Southeast Michigan. Subsequent to June 30, 2009, the Company opened a loan production office in Rockville, Maryland. The Company is currently the second largest publicly traded thrift institution in Ohio.

Since its initial public offering of common stock in 1998, the Company has expanded its asset base and product offerings in order to increase both fee income and net income. Growth has been achieved by increasing market share in current markets, expanding into new markets in the Midwest by opening de novo loan production and retail banking offices and through acquisitions. The Company evaluates acquisition targets based on the economic viability of the markets they are in, the degree to which they can be efficiently integrated into current operations and the degree to which they are accretive to capital and earnings.

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

Forward-Looking Statements

When used in this Annual Report, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas the Company conducts business, that could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General.  Assets at June 30, 2009 totaled $3.404 billion compared with $3.341 billion at June 30, 2008, an increase of $63 million or 1.9%. We anticipate that future growth will come from a combination of increasing market share in existing markets, the addition of new retail branches, the conversion of loan production offices to business financial centers and acquisitions. Growth by acquisition will be subject to the availability and pricing of appropriate acquisition partners.

Securities available for sale.  Securities available for sale decreased $8 million during fiscal 2009. The decrease was composed of sales and redemptions of $4 million, proceeds from maturities and calls of $40 million, principal paydowns of $32 million, a decrease of $12 million for the change in fair value of securities and a charge of $1 million for other-than-temporary impairment of securities, partially offset by purchases of $77 million and $4 million in other activity (increase in market value). See the Noninterest Income section of the Comparison of Results of Operations for the Years Ended June 30, 2009 and 2008, for further discussion of the impairment charges. Significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at the date of this report, that all declines in market value in the securities portfolio are temporary.

Loans held for sale.  The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loan originations and a portion of its adjustable-rate residential loan originations. During fiscal 2009, the Company originated $1.910 billion in one-to four-family residential loans and sold $1.568 billion compared to originations of $1.282 billion and sales of $1.163 billion in fiscal 2008. The Company was able to increase the level of sales activity during fiscal 2009 compared to fiscal 2008 due to an increase in market share and favorable long-term interest rates.

Loans held for sale totaled $376 million at June 30, 2009, an increase of $304 million or 420.3% from $72 million at June 30, 2008. The increase in loans held for sale was due to the higher volume of refinanced loans as a result of favorable long-term interest rates during the fourth fiscal quarter of 2009 compared to the same period in fiscal 2008. Also contributing to the increase in loans held for sale was the extension of the holding period from 10 days to 45 days in an effort to increase interest income and net interest margin.

Loans.  Total loans decreased $181 million or 6.8% to $2.468 billion at June 30, 2009, from $2.649 billion at June 30, 2008. This decrease was composed of decreases of $164 million or 16.1% in mortgage and construction loans and $27 million or 6.8% in consumer loans, partially offset by an increase of $10 million or 0.8% in commercial loans. The decrease in mortgage and construction loans and consumer loans was the result of deteriorating economic conditions and the tightening of credit underwriting standards during fiscal 2009. The Company also continued to grow commercial loans during fiscal 2009 which brought more diversity and higher yields to the loan portfolio. At June 30, 2009 the portfolio was 34% of the portfolio was comprised of mortgage and construction loans, 51% of the portfolio was comprised of commercial loans and 15% of the portfolio was comprised of consumer loans compared with 38% of mortgage and construction loans, 47% of commercial loans and 15% of consumer loans as of June 30, 2008. Management anticipates the volume of the loan portfolio to remain level or decrease slightly during fiscal 2010 and the mix of the loan portfolio to remain relatively unchanged from the mix at June 30, 2009.

Nonperforming Assets.  Nonperforming assets consist of nonperforming loans and real estate owned. The following table presents for the periods indicated the total nonperforming loans and nonperforming assets, as well as the change, expressed in both dollars and percentage.

	At June 30,		Dollar Change	Percentage Change
	2009	2008
	(Dollars in thousands)
Nonperforming Assets
Nonaccrual loans	$92,752	$49,592	$43,160	87.0%
Troubled debt restructurings	10,476	1,130	9,346	827.1%
Total nonperforming loans	103,228	50,722	52,506	103.5%
Real estate owned	36,790	23,695	13,095	55.3%
Total nonperforming assets	$140,018	$74,417	$65,601	88.2%
Ratio
Nonperforming assets to total assets	4.11%	2.23%

In the normal course of business, the Company continually works with borrowers in various stages of delinquency. When deemed beneficial for the borrower and the Company, concessions are made through modifications of current loan terms with the intention of maximizing the amounts collected on the loan prospectively. These modified loans are considered troubled debt restructurings under current accounting guidance and are classified as nonperforming loans even if all contractual terms are met. In the current recessionary economy, these restructurings are becoming more prevalent. The Company also works with borrowers to avoid foreclosure if at all possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. As a result, real estate owned grew $13.1 million at June 30, 2009 compared to June 30, 2008. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses. The increase in nonperforming loans was composed of $14.0 million of mortgage and construction loans, $23.7 million of commercial loans, $5.5 million of consumer loans and $9.3 million in troubled debt restructurings. The increase in nonperforming loans was related to a decline in the local economy, particularly in the automotive industry. This is consistent with both Midwest and national trends. Of the total nonperforming loans at June 30, 2009, 90% were secured by real estate. Real estate loans are generally well secured and if these loans do default, a significant amount of the loan balance will be recovered by liquidating the real estate.

Included in nonperforming loans at June 30, 2009 were two loans totaling $7.5 million. In the third quarter of fiscal 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received replacement collateral from the borrower, the value of which purportedly exceeded the loan balance. However, the Company is not assured of receiving the full face value of this collateral. The Company placed these loans on nonaccrual and nonperforming status during the fourth quarter of fiscal 2009. The Company is pursuing all legal avenues to recover the loan balance including legal actions against the borrower and other parties that may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of legal actions and liquidation of collateral, the Company believes, based on consultation with legal counsel, that it is probable a court would determine the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at June 30, 2009.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses, although the Company has not substantially engaged in higher risk products such as subprime loans. Each quarter management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors and historical delinquency and loss trends. The allowance is developed through four specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis, 3) the allowance for non-classified loans (primarily homogenous), and 4) the remaining unallocated balance.

Classified loans with a balance of $1 million or greater are subject to individual analysis. Loan classifications are those used by regulators consisting of (in order of increasing deterioration) Other Assets Especially Mentioned, Substandard, Doubtful, and Loss. In evaluating each of these loans for impairment, the measure of expected loss is based on i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent.

All classified assets under the $1 million threshold are combined with the homogenous loan pools and segregated into twelve loan segments. The segmentation is based on grouping loans with similar risk characteristics (one-to-four family, construction, home equity, etc.). Loss rate factors are developed for each loan segment which are used to estimate losses and determine an allowance. The loss rate factors for each segment are derived from historical delinquency, classification, and charge-off rates and adjusted for economic factors, a peer comparison factor, and a classification factor. The economic factors consider unemployment, inflation, foreclosure filings, and bankruptcy filings in the national, Ohio and Michigan markets. The peer comparison factor uses nonperforming loan, nonperforming asset, and charge-off data from Ohio and Michigan based banks and thrifts with total asset between $500 million and $10 billion to develop a comparative factor. The classification factor layers on a ‘premium’ allowance increasing in weight for each classification grade.

For the remaining non-classified loans, historic loss rates are applied to each of the twelve loan segments. For the historic loss rates compiled for this group of non-classified loans, as well as for the delinquency and nonperforming trends compiled for the classified loans, a trend of trailing ten quarters was used. In contrast to using the trailing 24 quarters used at June 30, 2008, this current compilation captures the more detrimental effects of the current ongoing recession.

The remaining unallocated reserve is not built, but an amount representing a margin of allowance for the inherent inaccuracies in the estimation processes used in determining the specific allowance components and for the risks which may emerge given the current economic conditions. Given the Company’s focus on the current recessionary economy and the reflection of such on the loss and adjustment factors used in the segmented allowance determination, combined with the reduction of risk achieved through the level of charge-offs recorded in the recently completed fourth quarter, management believes the remaining unallocated allowance is appropriately within a reasonable range.

One of the more notable recessionary effects nationwide has been the reduction in real estate values over the past several quarters. Real estate values in Ohio and Michigan did not experience the dramatic increases over the past decade as in many other sections of the country. As a result, the declines are not as significant comparatively. However, with real estate collateralizing a substantial portion of the Company’s loans, it is critical to determine the impact of any declining values in the allowance determination. In the evaluation of individual loans of $1 million or greater, current appraisals were obtained wherever practical, or if not available, they were considered in the evaluation process. In the development of the loss factors used for the classified loan group, foreclosure filings in the Ohio and Michigan markets were 25% of the weighting in adjusting for the current economy, thus reflecting the effect of declining real estate values. Within the Company’s residential loan portfolio, less than 5% have loan to value ratios greater than 100%. Conversely, more than 80% of the portfolio has loan to value ratios 79% or less, allowing for some margin of declining real estate value without exposing the Company to loss.

In an effort to limit the Company’s exposure to real estate related losses, multiple reviews of credit scores were performed on existing home equity lines over the past year. In instances where the score had fallen below a satisfactory level, caps were placed on the lines or the lines were frozen at their current balance in order to limit exposure in a deteriorating situation.

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

The allowance for loan losses was $39.6 million at June 30, 2009, up $11.4 million from $28.2 million at June 30, 2008. Net charge-offs during fiscal 2009 were $31.6 million, an increase of $17.1 million from net charge-offs of $14.5 million during fiscal 2008. Net charge-offs to average loans increased to 1.22% for fiscal 2009 compared with 0.56% for fiscal 2008. The mix and composition of portfolio loans and nonperforming loans changes from year to year. When the Company sets the allowance for loan losses, it is dependent on a detailed analysis of different ratios which may not move in the same direction. As a result, the ratio of allowance for loan losses to nonperforming loans at June 30, 2009 decreased from the prior year while the ratio of allowance for loan losses to total loans at June 30, 2009 increased from the prior year. The ratio of the allowance for loan losses to total loans for the Company was 1.60% at June 30, 2009 compared with 1.07% at June 30, 2008. Additionally, the allowance for loan losses to nonperforming loans was 38.34% at June 30, 2009 compared with 55.63% at June 30, 2008. The ratio of nonperforming loans to total loans was 4.18% at June 30, 2009, up from 1.91% at June 30, 2008.

Deposits.  Total deposits were $2.436 billion at June 30, 2009, an increase of $67 million, compared with $2.369 billion at June 30, 2008. The increase in deposits was comprised of increases of $208 million in certificates of deposit and $3 million in checking accounts, partially offset by decreases of $75 million in savings accounts and $69 million in money market accounts. The largest deposit category was certificates of deposit, which represented 54.7% of deposits at June 30, 2009 compared with 47.5% as of June 30, 2008. The $208 million increase in certificates of deposit during the fiscal year was comprised of increases of $165 million in brokered deposits and $82 million in retail certificates of deposit partially offset by a decrease of $39 million in public funds. Retail certificates of deposit grew 8.3% during fiscal 2009. At June 30, 2009, the Company had $198 million in brokered deposits with original maturities from one to 120 months compared with $33 million at June 30, 2008. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that it will continue to consider brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of fund ing to support growth. Currently, the Office of Thrift Supervision (OTS), the Company’s primary regulator, has limited the Company’s brokered deposits to approximately $231 million.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program, a network of financial institutions that exchange funds among members in order to ensure Federal Deposit Insurance Corporation (FDIC) insurance coverage on customer deposits above the single institution limit. These deposits are considered brokered deposits and are included in the brokered deposit totals above. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Included in certificates of deposit at June 30, 2009 are CDARS balances of $111 million, an increase of $100 million from the $11 million at June 30, 2008. With the instability in the financial markets over the past year, many customers with funds in excess of the insured limit of $250 thousand are looking for safer investment alternatives and finding that in the CDARS program.

Short-term Borrowings and Long-term Debt.  Short-term borrowings increased $126 million to $323 million at June 30, 2009, after an $88 million reclassification of borrowings from long-term debt to short-term borrowings. Long-term debt decreased $89 million to $335 million at June 30, 2009, compared with $424 million at June 30, 2008. The decrease was due to the $88 million reclassification of borrowings from long-term debt to short-term borrowings. Included in long-term debt throughout the year were $62 million of junior subordinated debentures. The Company uses short-term borrowings and long-term debt as part of its liquidity management, cash flow, and asset/liability management and considers them to be part of a diversified funding strategy. Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume. Currently, the Company may not incur additional debt without OTS approval. For additional information on short-term borrowings and long-term debt, see Note 10 — Short-Term Borrowings and Long-Term Debt in the Notes to Consolidated Financial Statements.

Subsequent to June 30, 2009, the Company obtained a $10 million line of credit with a commercial bank. Borrowings from the commercial bank are unsecured. Interest on the line accrues daily and is variable based on the lending bank’s federal funds rate.

Capital Resources.  Total shareholders’ equity decreased $38 million to $281 million at June 30, 2009, compared with $319 million at June 30, 2008. This decrease was primarily composed of the net loss for fiscal 2009 of $110 million and $3 million of cash dividends declared on the Company’s common stock, partially offset by the issuance of $73 million of preferred stock and a common stock warrant in connection with the Company’s participation in the U.S. Department of the Treasury’s (Treasury) Capital Purchase Program (CPP) and $3 million in comprehensive income.

In connection with the issuance of the preferred stock and common stock warrant to the Treasury, the ability to declare or pay dividends on the Company’s common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A preferred shares. In addition, the ability to repurchase common shares is restricted by the approval of the Treasury and again only if there are no payments in arrears on the Series A preferred share dividends. For more information on the Company’s participation in CPP, see Note 18 — Participation in the U.S. Department of the Treasury’s Troubled Asset Relief Program in the Notes to Consolidated Financial Statements.

Beginning in the third fiscal quarter of 2009, the Company decreased the quarterly dividend to $0.01 per common share compared with $0.085 per common share in the prior two quarters. These reductions drove the annual dividend to $0.19 in 2009 from $0.665 in 2008. At its regular meeting held on July 21, 2009, the Board of Directors declared a per common share cash dividend of $0.01. The Board’s decision to reduce the quarterly cash dividend aids in preserving existing capital available to weather the current economic conditions or to be available to support future growth. Currently, the Company may not pay cash dividends to common shareholders without OTS approval.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2009, the Bank’s capital levels exceeded the levels required to be well capitalized. See the Liquidity and Cash Flows section of this report for a discussion of dividends as a source of funding for the Company and dividend restrictions imposed on the Bank by the OTS.

On November 5, 2008, the Company’s shareholders approved an amendment to the Company’s restated certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 33,000,000 to 53,000,000. On February 6, 2009, the Company filed its Amended and Restated Certificate of Incorporation with the State of Delaware.

The Company’s Board of Directors authorized separate common stock repurchase programs in March 2007 and August 2007 for the combined repurchase of 1,300,000 common shares in open market transactions or in privately negotiated transactions through March 2008. During fiscal 2008, the Company repurchased 880,086 common shares at an average price of $16.04 per common share. Stock repurchase programs are a component of the Company’s strategy to invest excess capital after consideration of market and economic factors, the effect on shareholder dilution, adequacy of capital, effect on liquidity and an assessment of alternative investment returns. Common shares repurchased by the Company may be used to meet the Company’s requirements for common shares under its dividend reinvestment plan, stock option or other stock based plans and for general corporate purposes such as expansion and acquisitions or future capital requirements. There were no common shares repurchased after March 2008 when the board authorizations to repurchase these shares expired. Currently, the Company may not repurchase common shares without OTS approval.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations.  The Company uses a variety of funding sources to finance its earning assets and other activities. These contractual obligations have various terms and maturities that may require the outlay of cash in the future. The Company also enters into contracts such as lease obligations or purchase obligations that commit the Company to make future payments for the acquisition of goods or services needed for the normal conduct of its business. The following table summarizes those obligations as of June 30, 2009 by type and by payment date. The amounts represent the amounts contractually due and do not include any interest, premiums, discounts or other similar carrying value adjustments. Additional information on the terms of these obligations can be found in the referenced note to the consolidated financial statements.

	Financial Statement Footnote Reference	One year or less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
	(Dollars in thousands)
Funding Obligations
Deposits without a stated maturity		$1,103,348	$—	$—	$—	$1,103,348
Certificates of deposit	9	1,201,351	117,345	13,070	487	1,332,253
Short-term borrowings	10	323,458	—	—	—	323,458
Long-term debt	10	—	16,234	825	318,100	335,159
Total Funding Obligations		2,628,157	133,579	13,895	318,587	3,094,218
Other Obligations
Operating lease obligations	7	2,201	3,423	2,477	10,250	18,351
Purchase obligations		2,631	815	—	—	3,446
Total Other Obligations		4,832	4,238	2,477	10,250	21,797
Total Contractual Obligations		$2,632,989	$137,817	$16,372	$328,837	$3,116,015

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

As a lending institution, the Company makes commitments to lend money before loans are disbursed in order to serve the needs of borrowers. At June 30, 2009, the Company had commitments to make loans totaling $188 million and these loan commitments are similar in form and terms to loans previously originated by the Company. They are underwritten using the same policies and criteria the Company uses to underwrite loans. Therefore, these commitments do not present credit risks that are different from the credit risks in the existing loan portfolio. The Company does have interest rate risk on loan commitments and loans held for sale between the time a rate commitment is made to the borrower and the time the Company contracts for the sale of the loan. This risk is minimized by issuing commitments to sell loans or mortgage-backed securities to offset this interest rate risk. At June 30, 2009, the Company had $457 million in commitments to sell mortgage loans and mortgage-backed securities. In addition, at June 30, 2009, the Company had funding obligations represented by $243 million in unused lines of credit and letters of credit and $66 million in construction loan funds approved that the borrower has not yet requested be advanced.

As of June 30, 2009, the Company sponsored three affiliated trusts that issued $60 million of Guaranteed Capital Trust Certificates. In connection with these transactions, the Company issued $62 million of Junior Subordinated Deferrable Interest Debentures to the affiliated trusts. The Company has guaranteed the securities issued by the affiliated trusts; however, this guarantee is recorded as a liability of the Company in the form of the Junior Subordinated Deferrable Interest Debentures.

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see Note 1 —  Summary of Significant Accounting Policies, Note 10 — Short-Term Borrowings and Long-Term Debt and Note 15 — Commitments, Contingencies and Guarantees in the Notes to Consolidated Financial Statements.

Comparison of Results of Operations for Years Ended June 30, 2009 and 2008

General.  For the year ended June 30, 2009, the Company recorded a net loss of $110.4 million, a decrease of $121.2 million from net income of $10.8 million for the year ended June 30, 2008. Diluted loss per common share for the year ended June 30, 2009 was $6.75, a decrease of $7.42 compared to diluted earnings per common share of $0.67 for the year ended June 30, 2008. The current year was negatively impacted by the noncash charge for impairment of goodwill, provision for loan losses, decline in the fair value of securities, real estate owned expense and FDIC premiums and the prior year was negatively impacted by provision for loan losses, impairment of securities, real estate owned expense and merger costs associated with the acquisitions of HBLS Bank and OC Financial. For fiscal 2009, return on average equity (ROE) and return on average assets (ROA) were -38.62% and -3.31%, respectively, compared to 3.40% and 0.33% for fiscal 2008.

A significant portion of the Company’s operations including net interest income, loan servicing income, net gains on sales of loans, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of activity in interest rates over the past two years is helpful in understanding changes in volumes and the levels of certain income statement categories. The chart below indicates the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year Treasury bond rate, the target federal funds rate and the difference between the two rates.

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
6/30/2007	5.03%	5.25%	(0.22)%
9/30/2007	4.59%	4.75%	(0.16)%
12/31/2007	4.04%	4.25%	(0.21)%
3/31/2008	3.45%	2.25%	1.20%
6/30/2008	3.99%	2.00%	1.99%
9/30/2008	3.85%	2.00%	1.85%
12/31/2008	2.25%	0.25%	2.00%
3/31/2009	2.71%	0.25%	2.46%
6/30/2009	3.53%	0.25%	3.28%

While long-term rates, represented by the 10-year U.S. treasury rate, have declined 150 basis points over the past two years, short-term rates, as represented by the targeted federal funds rate, declined 500 basis points during the same period. As a result, the yield curve, which had an inverted slope at June 30, 2007, changed to a positively sloped yield curve during fiscal 2008 and steepened significantly through fiscal 2009.

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statements of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2009, totaled $171.9 million, a decrease of $17.8 million from $189.7 million for the year ended June 30, 2008. Interest income on loans totaled $156.7 million for the year ended June 30, 2009, compared to $174.1 million for the year ended June 30, 2008, a decrease of $17.4 million. The decrease in interest income on loans was primarily due to a decrease in the average yield on loans of 0.79% to 5.74% for fiscal 2009 compared with 6.53% for prior fiscal year and an increase in nonperforming loans, partially offset by an increase of $62.9 million in the average balance of loans. The yield on loans decreased as loans originated in prior years were paid off and were replaced by loans with lower current market rates. In addition, the mix of loans in the portfolio changed to include a greater percentage of commercial loans, which carry yields based on a variable rate index (prime rate) that decreased 1.75% during fiscal 2009. Interest income on securities decreased $0.4 million and totaled $15.2 million for the year ended June 30, 2009, compared with $15.6 million for the prior year. The decrease in interest income on securities was due to a 90 basis point decrease in the average yield, partially offset by a $55.4 million increase in the average balance of securities.

Interest expense for the year ended June 30, 2009, was $82.3 million, a decrease of $19.7 million from $102.0 million for the prior year ended June 30, 2008. Interest expense on deposits decreased $14.8 million to $59.3 million for the year ended June 30, 2009, from $74.1 million for the year ended June 30, 2008 due to a 97 basis point decrease in the average cost of deposits, partially offset by an increase in average interest-bearing deposit balances. Average interest-bearing deposit balances increased $192.6 million to $2.250 billion for the year ended June 30, 2009, compared with $2.058 billion for the year ended June 30, 2008. The primary reason for the increase in average interest-bearing deposits was to provide funds in the form of short-term borrowings for the increase in loans held for sale and address liquidity concerns in the current economic environment. The average interest rate of deposits decreased 97 basis points to 2.63% for fiscal 2009 compared with 3.60% for the previous year. The decrease in average cost of deposits was due to the government-driven decrease in short-term interest rates which impacted certificates of deposit and nonmaturity deposit accounts. Interest expense on short-term borrowings increased $0.4 million to $5.7 million for fiscal 2009 from $5.3 million for the prior fiscal year. The increase in interest expense on short-term borrowings was primarily due to an increase in average short-term borrowings, partially offset by lower average short-term interest rates. The $23.2 million increase of average short-term borrowings from fiscal 2008 to fiscal 2009 was primarily used to fund the increase in loans held for sale. Interest expense on long-term borrowings decreased $5.3 million and was $17.3 million for the year ended June 30, 2009, down from $22.6 million for the prior fiscal year. The decrease was primarily due to a decrease of $84.2 million in the average balance of long-term debt and lower average long-term interest rates during fiscal 2009 than in fiscal 2008. The cost of long-term debt includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through July 2010. Interest rate swap amortization expense was $0.9 million for fiscal years 2009 and 2008. Scheduled interest rate swap amortization for fiscal 2010 is $0.9 million.

For additional information on borrowings and interest rate swaps, see Note 10 — Short-Term Borrowings and Long-Term Debt and Note 16 — Interest Rate Swaps in the Notes to Consolidated Financial Statements.

Net interest income for the year ended June 30, 2009 totaled $89.6 million compared with $87.6 million for the year ended June 30, 2008, an increase of $2.0 million. This increase was due primarily due to a $120.5 million increase in interest-earning assets which was driven by funds received from CPP and the OC Financial acquisition at the end of fiscal 2008. Both asset yields and liability costs decreased during fiscal 2009 as older loans and certificates of deposits matured or were paid off and were replaced by new instruments at lower interest rates. The net result was a seven basis point increase in the interest rate spread. While the net interest spread increased, the net interest margin decreased five basis points to 2.94% for fiscal 2009 compared with 2.99% for fiscal 2008. The decrease in net interest margin was primarily due to the lower percentage growth of net interest income compared to the percentage growth of interest-earning assets. The lower percentage growth in net interest income was due in part to the increase in nonaccrual loans during fiscal 2009. In addition, the average balance of interest-bearing liabilities increased at a faster pace than the average balance of interest-earning assets during fiscal 2009.

Average Balances, Interest Rates and Yields.  The following table presents for the periods indicated the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates.

Year ended June 30,	2009			2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
ASSETS
Interest-earning assets
Loans and loans held for sale(1)	$2,731,939	$156,853	5.74%	$2,669,016	$174,242	6.53%	$2,538,934	$170,839	6.73%
Securities and interest-bearing deposits(1)(2)	335,840	14,866	4.43	280,488	14,942	5.33	272,292	15,074	5.54
Federal Home Loan Bank stock	36,107	1,699	4.71	33,913	2,025	5.97	32,958	1,997	6.06
Total interest-earning assets	3,103,886	173,418	5.59	2,983,417	191,209	6.41	2,844,184	187,910	6.61
Noninterest-earning assets
Cash and due from banks	46,569			44,619			53,569
Allowance for loan losses	(35,742)			(27,610)			(23,519)
Other assets	219,888			243,756			206,711
Total assets	$3,334,601			$3,244,182			$3,080,945
LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$165,489	$737	0.45%	$154,339	$814	0.53%	$141,751	$686	0.48%
Savings and money market accounts	713,881	11,030	1.55	810,219	23,421	2.89	764,016	22,500	2.94
Certificates of deposit	1,370,961	47,528	3.47	1,093,153	49,848	4.56	980,634	46,458	4.74
Total deposits	2,250,331	59,295	2.63	2,057,711	74,083	3.60	1,886,401	69,644	3.69
Borrowings
Short-term	152,330	5,694	3.75	129,157	5,335	4.13	239,877	12,010	5.01
Long-term	382,129	17,305	4.54	466,367	22,628	4.85	354,056	17,805	5.03
Total interest-bearing liabilities	2,784,790	82,294	2.96	2,653,235	102,046	3.85	2,480,334	99,459	4.01
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	235,781			231,921			231,302
Other liabilities	28,104			42,092			45,734
Total liabilities	3,048,675			2,927,248			2,757,370
Shareholders’ equity	285,926			316,934			323,575
Total liabilities and shareholders equity	$3,334,601			$3,244,182			$3,080,945
Fully tax-equivalent net interest income		91,124			89,163			88,451
Interest rate spread			2.63%			2.56%			2.60%
Net interest margin			2.94%			2.99%			3.11%
Average interest-earning assets to average interest-bearing liabilities			111.46%			112.44%			114.67%
Tax-equivalent adjustment		1,530			1,537			1,446
Net interest income		$89,594			$87,626			$87,005

(1)	Interest income and average yields are stated on a fully tax-equivalent basis where applicable.
(2)	Includes unamortized discounts and premiums. Average balance is computed using the carrying value of securities. The average yield has been computed using the historical amortized cost average balance for available for sale securities.

Rate/Volume Analysis of Net Interest Income.  The following table presents the dollar amount of changes in fully tax-equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in balances and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate. This table analyzes the change between years in fully tax-equivalent net interest income.

	Year ended June 30, 2009 Compared to Year Ended June 30, 2008			Year ended June 30, 2008 Compared to Year Ended June 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
	(Dollars in thousands)
Interest-Earning Assets
Loans and loans held for sale	$4,042	$(21,431)	$(17,389)	$8,582	$(5,179)	$3,403
Securities and interest-bearing deposits	2,679	(2,755)	(76)	448	(580)	(132)
Federal Home Loan Bank stock	124	(450)	(326)	58	(30)	28
Total interest-earning assets	6,845	(24,636)	(17,791)	9,088	(5,789)	3,299
Interest-Bearing Liabilities
Checking accounts	55	(132)	(77)	59	69	128
Savings and money market accounts	(2,529)	(9,862)	(12,391)	1,315	(394)	921
Certificate of deposit	11,084	(13,404)	(2,320)	5,199	(1,809)	3,390
Short-term borrowings	886	(527)	359	(4,835)	(1,840)	(6,675)
Long-term borrowings	(3,932)	(1,391)	(5,323)	5,479	(656)	4,823
Total interest-bearing liabilities	5,564	(25,316)	(19,752)	7,217	(4,630)	2,587
Net change in net interest income	$1,281	$680	$1,961	$1,871	$(1,159)	$712

Provision for Loan Losses.  The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. For a more detailed discussion of management’s assessment of the allowance for loan losses, see the Allowance for Loan Losses section under Financial Condition in Management’s Discussion and Analysis. Based on this assessment, the provision for loan losses was $43.0 million for fiscal 2009, which represents an increase of $26.5 million from $16.5 million for fiscal 2008. Net charge-offs during fiscal 2009 were $31.6 million, an increase of $17.1 million from net charge-offs of $14.5 million during fiscal 2008. Net charge-offs to average loans increased to 1.22% for fiscal 2009 compared with 0.56% for fiscal 2008. Nonperforming loans increased $52.5 million or 103.5% to $103.2 million at June 30, 2009, compared with $50.7 million at June 30, 2008. The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the estimated probable incurred credit losses in the loan portfolio at June 30, 2009. The allowance for loan losses to total loans increased to 1.60% at June 30, 2009, from 1.07% a year earlier.

Noninterest Income.  Noninterest income decreased 16.4% to $22.5 million for the year ended June 30, 2009, from $27.0 million for the prior year ended June 30, 2008. The decrease was primarily due to the decline in fair value of securities and decreases in loan servicing income, gain on sale of loan servicing rights and other income – nonbank subsidiaries, partially offset by a decrease in the charge for impairment of securities and increases in mortgage banking gains and service charges and fees on deposit accounts.

Effective July 1, 2008, the Company elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value under Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Assets and Financial Liabilities” (SFAS 159). As a result, the current decrease and future increases and decreases in the value of these securities will be recorded in earnings. There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines. The $12.3 million decline in the fair value of securities for 2009 was due to declines in the mortgage-backed securities mutual fund investment and Fannie Mae preferred stock. The decline in the value of the mutual fund investment to $11.8 million at June 30, 2009 from $15.5 million at June 30, 2008 was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields related to credit quality concerns. The decline in the fair value of Fannie Mae preferred stock was caused by government actions within the past year placing Fannie Mae under conservatorship and suspending future dividends. All Fannie Mae preferred stock was sold during fiscal year 2009.

Loan servicing income decreased $2.6 million to a loss of $2.6 million for fiscal 2009. Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. Interest rates were at higher levels two years ago on June 30, 2007. During the past three years, both short-term and long term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period has resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the past two years.

	Year ended June 30,
	2009	2008
	(Dollars in thousands)
Loan servicing income
Loan servicing revenue net of amortization	$(1,609)	$150
Change in impairment of MSRs	(952)	(100)
Total loan servicing income (loss)	$(2,561)	$50

Loan servicing income decreased due primarily to the sale of 50% of the loan servicing portfolio in September 2007. The increase in impairment was due to long-term interest rates declining significantly during fiscal 2009 compared with long-term interest rates only declining slightly during fiscal 2008. At June 30, 2009, there was $1.0 million of allowance for impairment of MSRs compared with $0.1 million at June 30, 2008.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights with a cost basis of $10.5 million, approximately 50% of its loan servicing rights portfolio, in September 2007. Gain on the sale of these loan servicing rights was $2.0 million in fiscal 2008. There were no sales of loan servicing rights in the current year. Historically the Company has sold loans on both a servicing retained and a servicing released basis. Management plans to consider additional sales of MSRs in the future depending on the size of the servicing asset relative to total assets and based on the current market for the sale of MSRs. As of June 2009, the Company was selling approximately 33% of loans with servicing released compared with 50% in 2008.

Other income — nonbank subsidiaries decreased 37.5% or $1.8 million to $3.0 million for fiscal 2009 compared with $4.8 million for fiscal 2008. The decrease was due primarily to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

Accounting principles generally accepted in the United States of America require a company to make a determination whether impairment is temporary or other-than-temporary. Among other determining factors, other-than-temporary impairment occurs when the market value of a security falls significantly below amortized cost and there is a low probability of the security recovering its loss in the near term. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by recording a charge to the income statement.

For the year ended June 30, 2009, other-than-temporary impairment of securities was $1.2 million compared to $8.6 million in the prior year. The impairment of securities in 2009 was composed of a $1.2 million charge related to equity securities. The impairment of securities in 2008 was composed of a $5.5 million charge related to Fannie Mae and Freddie Mac preferred stock, a $2.9 million charge related to two mutual fund securities and a $0.2 million charge related to equity securities. The equity securities that were other-than-temporarily impaired had a value of $297 thousand at June 30, 2009. Neither the $1.2 million impairment charge in 2009 nor the $8.6 million impairment charge in 2008 had any effect on total capital or the net asset value of the securities as they had already been written down to their market value as available for sale securities with the corresponding charge recorded in other comprehensive income.

A review for other-than-temporary impairment was performed as of June 30, 2009 on the $8.3 million portfolio of trust preferred securities, which has declined in value by $4.9 million from a cost basis of $13.2 million. The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa2 or higher by Moody’s, which are within the Company’s investment policy guidelines. Each of the issuers is a recipient of the U.S. Department of the Treasury’s TARP funding, has not deferred interest on their obligations and is well capitalized. The $4.9 million decline, which was as high as $5.9 million at March 31, 2009, is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. Therefore, there is no evidence that the decline is other-than-temporary. As this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. Upon a return to normalcy in the financial markets within the one-to-two year horizon and the eventual higher levels of interest rates, this portfolio is expected to recover. The Company has the intent to hold these securities through their recovery period and is not likely to sell these securities for liquidity purposes, thus no other-than-temporary impairment has been recognized in the current quarter or year-to-date period. The Company will continue to monitor these securities and the events and conditions which have an impact on their values and make impairment decisions as necessary prospectively.

Mortgage banking gains increased 56.3% or $5.2 million to $14.5 million for fiscal 2009 from $9.3 million for fiscal 2008. Gains in fiscal 2009 averaged 92 basis points on $1.568 billion in sales compared with 80 basis points on $1.163 billion of loan sales in fiscal 2008. The increase in mortgage banking gains was primarily due to an increase in the volume of loans sold due to the exit or contraction of certain competitors. Also contributing to the increase in mortgage banking gains was higher margins on sales of loans. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In conjunction with favorable long-term mortgage interest rates during fiscal 2009, the Company was able to increase mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers seeking to refinance their existing homes.

Service charges and fees on deposit accounts increased 22.4% or $1.9 million to $10.2 million for fiscal 2009 compared with $8.3 million for fiscal 2008. The increase in service charges and fees on deposit accounts was primarily due to the impact of fees generated from a new overdraft program, which began December 1, 2008 and the addition of retail banking offices of HBLS Bank acquired in October 2007 and OC Financial acquired in June 2008.

Net gain on sale of securities was $0.3 million for fiscal 2009 compared with $0.7 million for fiscal 2008. Securities may be sold to respond to liquidity needs, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities will be a major component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Noninterest Expense.  Noninterest expense for the year ended June 30, 2009 totaled $192.0 million compared with $84.1 million for the year ended June 30, 2008, an increase of $107.9 million or 128.3%. Annualized noninterest expense to average assets was 5.76% for fiscal 2009 compared with 2.59% for fiscal 2008. The primary reason for the increase in noninterest expense was the charge for goodwill impairment and increases in real estate owned expense, federal deposit insurance premiums and salaries and employee benefits.

The Company incurred a $93.7 million charge for goodwill impairment during 2009 based upon management’s evaluation of goodwill under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (as amended). For a more detailed discussion of management’s evaluation of goodwill impairment, see Note 8 — Goodwill, Core Deposit and Other Intangible Assets in the Notes to Consolidated Financial Statements.

Real estate owned expense for the year ended June 30, 2009 totaled $9.7 million compared with $3.6 million for the year ended June 30, 2008, an increase of $6.1 million or 170.1%. The increase in real estate owned expense was primarily due to charges related to the decrease in the value of residential and commercial properties, and an increase in the volume of properties. The Company’s comprehensive program to recognize declines in value is crucial to selling the properties and reducing nonperforming assets.

FDIC premiums for the year ended June 30, 2009 totaled $5.4 million compared with $0.4 million for the year ended June 30, 2008, an increase of $5.0 million. The increase in FDIC premiums resulted from increases in premium rates and deposit balances along with the exhaustion of credits issued in 2006 and a FDIC special assessment of $1.6 million. The FDIC special assessment was required of all FDIC-insured institutions.

Salaries and employee benefits for the year ended June 30, 2009 totaled $43.2 million compared with $40.9 million for the year ended June 30, 2008, an increase of $2.3 million or 5.6%. The increase in salaries and employee benefits was primarily due to the Company changing its organizational structure to manage by product line rather than geographic region in order to utilize employees more efficiently. This resulted in the elimination of certain positions by consolidating similar positions that existed in more than one region. As a result, there were severance costs incurred. Salaries and employee benefits also increased due to an increase in health care costs and the impact of employees added with the OC Financial acquisition in June 2008.

Provision for Income Taxes.  An income tax benefit of $12.4 million was recorded for the current fiscal year, a decrease of $15.7 million from prior year income tax expense of $3.3 million. The decrease in the income tax expense was due to the substantial decrease in pretax income. The effective tax benefit rate for the current fiscal year was 10.1% compared with an effective tax rate of 23.3% for the prior fiscal year. The decrease in the overall effective tax rate was primarily due to a substantial decrease in pretax income related to the goodwill impairment charge, of which a relatively minor tax benefit was gained, while nontaxable income from municipal securities and insurance contracts remained relatively constant.

Comparison of Results of Operations for Years Ended June 30, 2008 and 2007

General.  For the year ended June 30, 2008, the Company recorded net income of $10.8 million, a decrease of 57.9% or $14.8 million, from net income of $25.6 million for the year ended June 30, 2007. Diluted earnings per common share for the year ended June 30, 2008 were $0.67, a decrease of 55.0% compared to $1.49 for the year ended June 30, 2007. The current year was negatively impacted by provision for loan losses, impairment of securities, real estate owned expense and merger costs associated with the acquisitions of HBLS Bank and OC Financial and the prior year was negatively impacted by merger costs associated with the purchase of retail banking offices from Citizens. For fiscal 2008, return on average equity and return on average assets were 3.40% and 0.33%, respectively, compared to 7.92% and 0.83% for fiscal 2007.

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

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
6/30/2006	5.15%	5.25%	(0.10)%
9/30/2006	4.64%	5.25%	(0.61)%
12/31/2006	4.71%	5.25%	(0.54)%
3/31/2007	4.65%	5.25%	(0.60)%
6/30/2007	5.03%	5.25%	(0.22)%
9/30/2007	4.59%	4.75%	(0.16)%
12/31/2007	4.04%	4.25%	(0.21)%
3/31/2008	3.45%	2.25%	1.20%
6/30/2008	3.99%	2.00%	1.99%

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

Net Interest Income.  The table in the section titled Average Balances, Interest Rates and Yields provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting asset yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly from interest income in the Consolidated Statements of Income included in the Consolidated Financial Statements. Interest income for the year ended June 30, 2008, totaled $189.7 million, an increase of $3.2 million from $186.5 million for the year ended June 30, 2007. Interest income on loans totaled $174.1 million for the year ended June 30, 2008, compared to $170.7 million for the year ended June 30, 2007, an increase of $3.4 million. The increase in interest income on loans was primarily due to an increase of $130.1 million in the average balance of loans, partially offset by a decrease in the average yield on loans of 0.20% to 6.53% for fiscal 2008 compared with 6.73% for the prior fiscal year. The yield on loans decreased as loans originated in prior years were paid off and were replaced by loans with lower current market rates. In addition, the mix of loans in the portfolio changed to include a greater percentage of commercial loans, which carry yields based on a variable rate index (prime rate) that decreased 3.25% during fiscal 2008. Interest income on securities decreased $0.2 million and totaled $15.6 million for the year ended June 30, 2008, compared with $15.8 million for the prior year. The decrease in interest income on securities was due to a 21 basis point decrease in the average yield, partially offset by an $8.2 million increase in the average balance of securities.

Interest expense for the year ended June 30, 2008, was $102.0 million, an increase of $2.5 million from $99.5 million for the prior year ended June 30, 2007. Interest expense on deposits increased $4.5 million to $74.1 million for the year ended June 30, 2008, from $69.6 million for the year ended June 30, 2007 due to an increase in average interest-bearing deposit balances, partially offset by a slight decrease in the average cost of deposits. Average interest-bearing deposit balances increased $171.3 million to $2.058 billion for the year ended June 30, 2008, compared with $1.886 billion for the year ended June 30, 2007. The primary reason for the increase in average interest-bearing deposits was the purchase of retail banking offices with deposit balances of $200 million from Citizens in April 2007, the HBLS Bank acquisition in October 2007 which included $40 million in deposits and an increase of $40 million in retail deposits during fiscal 2008. The average cost of deposits decreased nine basis points to 3.60% for fiscal 2008 compared with 3.69% for the previous year. That decrease was due to the decrease in short-term interest rates which impacted both the cost of certificates of deposit and nonmaturity deposit accounts. Interest expense on short-term borrowings decreased $6.7 million to $5.3 million from $12.0 million for the prior year due to a decrease in average short-term borrowings and lower average short-term interest rates during fiscal 2008 than in fiscal 2007. The $110.7 million reduction of average short-term borrowings from fiscal 2007 to fiscal 2008 was due primarily to the $164 million in cash received from the Citizens acquisition in April 2007 that was used to reduce short-term borrowings and the additional long-term debt incurred to lock in historically low interest rates. Interest expense on long-term borrowings increased $4.8 million and was $22.6 million for the year ended June 30, 2008, up from $17.8 million for the prior year. The increase was primarily due to an increase of $112.3 million in the average balance of long-term borrowings, partially offset by lower average long-term interest rates during fiscal 2008 than in fiscal 2007. The cost of long-term borrowings includes the amortization of the losses from the termination of interest rate swaps in August 2002. Those losses are being amortized over the original term of the swaps through 2010. Interest rate swap amortization expense was $0.9 million for fiscal 2008 compared with $1.0 million for fiscal 2007.

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

Provision for Loan Losses.  The provision for loan losses was $16.5 million for fiscal 2008, which represents an increase of $9.1 million from $7.4 million for fiscal 2007. Net charge-offs during fiscal 2008 were $14.5 million, an increase of $10.6 million from fiscal 2007. Net charge-offs to average loans increased to 0.56% for fiscal 2008 compared with 0.16% for fiscal 2007. Nonperforming loans increased $16.7 million or 49.1% to $50.7 million at June 30, 2008, compared with $34.0 million at June 30, 2007. The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the estimated probable incurred credit losses in the loan portfolio at June 30, 2008. The allowance for loan losses to total loans increased to 1.07% at June 30, 2008, from 1.03% a year earlier.

Noninterest Income.  Noninterest income decreased 16.5% to $27.0 million for the year ended June 30, 2008, from $32.3 million for the prior year ended June 30, 2007. The decrease was due primarily to a charge for impairment of securities, and decreases in loan servicing income and other income – nonbank subsidiaries, partially offset by increases in service charges and fees on deposit accounts, mortgage banking gains and gain on sale of loan servicing rights.

Accounting principles generally accepted in the United States of America require a company to make a determination whether impairment is temporary or other-than-temporary. Among other determining factors, other-than-temporary impairment occurs when the market value of a security falls significantly below amortized cost and there is a low probability of the security recovering its loss in the near term. All of the securities currently on the books of the Company are classified as available for sale. Therefore, all securities are recorded in the statement of condition at market value. This is accomplished by a credit or charge to other comprehensive income, and those market value changes are not reflected in the income statement. If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by reversing the existing charge to other comprehensive income and recording a charge to the income statement.

For the year ended June 30, 2008, other-than-temporary impairment of securities was $8.6 million compared to none in the prior year. The impairment of securities was composed of a $5.5 million charge related to Fannie Mae and Freddie Mac preferred stock, a $2.9 million charge related to two mutual fund securities and a $0.2 million charge related to equity securities. Recent capital restructuring at Fannie Mae and Freddie Mac and developments in the residential mortgage business have resulted in impairment of these securities. Due to the uncertainty of future market conditions and how they might impact the financial performance of Fannie Mae and Freddie Mac, management was unable to determine when or if this impairment will be reversed in the foreseeable future. At June 30, 2008, the Company owned 250,000 shares of series F and 145,000 shares of series G of Fannie Mae preferred stock with a value of $9.3 million. During fiscal 2008, the Company sold all of the Freddie Mac preferred stock that it previously owned. The two mutual funds were primarily invested in agency backed and privately issued mortgage securities that did not have any significant exposure to subprime mortgages. Changes in the interest rate environment and the market for mortgage-backed securities along with downgrades of the ratings of individual mortgage-backed securities within these funds has led management to conclude that these securities are other-than-temporarily impaired. During fiscal 2008, the Company sold one of the mutual funds and the remaining fund has a current value of $15.5 million at June 30, 2008. The equity securities that were other-than-temporarily impaired had a value of $42 thousand at June 30, 2008. The $8.6 million impairment charge did not have any effect on total capital or the net asset value of the securities as they had already been written down to their market value as available for sale securities with the corresponding charge recorded in other comprehensive income.

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

	Year ended June 30,
	2008	2007
	(Dollars in thousands)
Loan servicing income
Loan servicing revenue net of amortization	$150	$1,228
Change in impairment of MSRs	(100)	111
Total loan servicing income	$50	$1,339

Loan servicing income decreased due primarily to the sale of 50% of the loan servicing portfolio in September 2007. The increase in impairment was due to long-term interest rates declining during fiscal 2008 compared with long-term interest rates rising during fiscal 2007. At June 30, 2008, there was $0.1 million of allowance for impairment of MSRs.

Other income — nonbank subsidiaries decreased 21.3% or $1.3 million to $4.8 million for fiscal 2008 compared with $6.1 million for fiscal 2007. The decrease in other income — nonbank subsidiaries was due primarily to decreases in investment and real estate commissions related to the economic slowdown in the Company’s market area.

Service charges and fees on deposit accounts increased 29.7% or $1.9 million to $8.3 million for fiscal 2008 compared with $6.4 million for fiscal 2007. The increase in service charges and fees on deposit accounts was due primarily to the increase in volume of accounts from the increase in accounts from the Citizens acquisition in April 2007 and to a lesser extent the acquisition of HBLS Bank in October 2007.

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

Noninterest Expense.  Noninterest expense for the year ended June 30, 2008 totaled $84.1 million compared to $74.2 million for the year ended June 30, 2007, an increase of $9.9 million or 13.3%. Annualized noninterest expense to average assets was 2.59% for fiscal 2008 compared with 2.41% for fiscal 2007. The primary reason for the increase in noninterest expense was the operating expense for the increases in retail branch locations and loan production offices and the increase in real estate owned expense, partially offset by a decrease in state and local taxes. Salaries and employee benefits increased 13.6% or $4.9 million to $40.9 million in fiscal 2008 compared with $36.0 million in fiscal 2007. For the year ended June 30, 2008, occupancy and equipment increased $1.5 million to $13.1 million and merger, integration and restructuring expense increased $0.5 million to $1.2 million. The increases in salaries and employee benefits and occupancy and equipment were related to the increases in retail branch locations and loan production offices. At March 31, 2007, the Company had 34 branch locations. In April 2007, seven branches were acquired from Citizens. During the second quarter of fiscal 2008, the HBLS Bank was acquired and a de novo branch was opened. During the fourth quarter of fiscal 2008, OC Financial was acquired bringing the total number of retail branches to 45 or a 32.4% increase from March 31, 2007. Real estate owned expense increased $2.9 million to $3.6 million for fiscal 2008 compared with $0.7 million for fiscal 2007. The increase in real estate owned expense was due primarily to the volume of properties added to real estate owned over the past fiscal year. State and local tax expense decreased $0.3 million or 33.3% to $0.9 million for fiscal 2008 as compared to $1.2 million for fiscal 2007.

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

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated. From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed a primary business function of the Company to continue uninhibited. Mortgage originations totaled $1.910 billion for fiscal 2009, while loans sold were $1.568 billion. With the recent decline in mortgage rates, refinance activity has been robust, and the Company expects to continue to originate and sell loans at a turnover rate of 80% or higher. Should there be any inability to securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

At June 30, 2009, the Company had $149 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. Also, the Company had additional borrowing capacity of $25 million from the Federal Reserve Bank under the discount window program at June 30, 2009. However, the Company had no additional borrowing capacity from the Federal Home Loan Bank at June 30, 2009. This compares to $121 million of cash and unpledged securities, Federal Home Loan Bank availability of $12 million, Federal Reserve Bank availability of $10 million and $6 million of availability in unsecured commercial bank lines of credit at June 30, 2008. During the fiscal year, $35 million of unsecured commercial bank lines of credit were terminated. Subsequent to June 30, 2009, the Bank obtained a $10 million line of credit with a commercial bank. Borrowings from the commercial bank are unsecured. Interest on the line accrues daily and is variable based on the lending bank’s federal funds rate. Potential cash available as measured by liquid assets and borrowing capacity has increased $25 million at June 30, 2009 compared to June 30, 2008. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets by accelerating the sales of loans held for sale, or by selling loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At June 30, 2009, the Company had $198 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates. Current OTS restrictions, however, limit the Company’s brokered deposit balances to $231 million. The Company could raise up to $59 million of senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program, with prior written approval by the FDIC. The FDIC created this program to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks, thrifts and certain holding companies, and by providing full, unlimited coverage of noninterest-bearing deposit transaction accounts. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Company, as a savings and loan holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. Any debt offerings or cash dividends of the Company require prior approval of the OTS. Cash can be used by the holding company to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends to common shareholders, pay dividends on the perpetual preferred stock issued to the Treasury and to fund operating expenses. At June 30, 2009, the Company had cash and unpledged securities of $47 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $4 million. Annual dividends to be paid on the perpetual preferred stock will be approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the Company by the Bank without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment. As of June 30, 2009, the Bank can pay no dividends to the Company without OTS approval. Future dividend payments by the Bank to the Company would be based upon future earnings and the approval of the OTS.

At June 30, 2009, the Company borrowed $50 million through repurchase agreements with various financial institutions. These financial institutions are evaluated with regards to their financial stability before entering into the repurchase transaction and are evaluated on a regular basis until the repurchase agreement matures. The

Company’s repurchase agreements are collateralized by available for sale securities held by the other financial institutions which at June 30, 2009, had a fair value of approximately $63 million.

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

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial position or results of operations. These policies are considered to be critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses, the valuation of the mortgage servicing rights, other-than-temporary impairment of securities and goodwill impairment. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. Each quarter management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate, by applying a factor based on historical loss experience. An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured primarily based upon the fair value of collateral, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows from the loan discounted at the loan’s effective rate. When the selected measure is less than the recorded investment in the loans impairment has occurred. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At June 30, 2009, the Company had $22.0 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by $17.6 million.

Mortgage Servicing Rights.  Mortgage servicing assets represent the value of retained servicing rights on loans sold. When loans are sold or securitized and the servicing rights are retained, the initial servicing right is recorded at its fair value. The basis assigned to the mortgage servicing right is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan. Mortgage servicing rights are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of loan servicing rights into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the mortgage servicing rights to fair value. Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party. That appraisal is based on a modeling process in conjunction with information on recent bulk and flow sales of mortgage servicing rights. Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of servicing rights. The process of determining the fair value of servicing rights involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future. The most important variable in valuing servicing rights is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash. The process of estimating the value of loan servicing rights is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. The following table indicates how changes in assumptions about the prepayment speeds in the mortgage loan servicing portfolio would affect the fair value of the portfolio, as of the date of the most recent outside quarterly evaluation date, May 31, 2009.

Fair Value
(Dollars in thousands)
Fair Value of Mortgage Servicing Rights	$21,680
Fair Value of Mortgage Servicing Rights assuming:
20% increase in prepayment speeds	20,056
40% increase in prepayment speeds	18,587

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

Goodwill Impairment.  The Company annually reviews recorded goodwill for impairment during the fourth fiscal quarter. However, if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company or its reporting units below its carrying amount, then goodwill is tested between annual tests. The Company follows a two-step process to test for impairment. The first step, used to identify potential impairment, compares the fair value of the Company with its carrying amount, including goodwill. If fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, but limited to the carrying amount of the goodwill. Goodwill impairment is reported in the Consolidated Statements of Income under the Noninterest Expense caption “Goodwill impairment.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Asset/Liability Management and Market Risk

The Company, like other financial institutions, is subject to market risk. Market risk is the type of risk that occurs when a company suffers economic loss due to changes in the market value of various types of assets or liabilities. As a financial institution, the Company makes a profit by accepting and managing various risks such as credit risk and interest rate risk. Interest rate risk is the Company’s primary market risk. It is the risk that occurs when changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-earning assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management is the measurement and analysis of the Company’s exposure to changes in net interest income due to changes in interest rates. The objective of the Company’s asset/liability management function is to balance the goal of maximizing net interest income with the control of risks in the areas of liquidity, safety, capital adequacy and earnings volatility. In general, the Company’s customers seek loans with long-term fixed rates and deposit products with shorter maturities which creates a mismatch of asset and liability maturities. The Company’s primary strategy to counteract this mismatch is to sell the majority of long-term fixed rate loans within 45 days after they are closed. The Company manages this risk and other aspects of interest rate risk on a continuing basis through a number of functions including review of monthly financial results, rate setting, cash forecasting and planning, budgeting and an Asset/ Liability Committee.

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of June 30, 2009, and a year earlier and are based on an instantaneous change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

Basis Point Change in Rates	June 30, 2009 Net Portfolio Value Ratio	June 30, 2008 Net Portfolio Value Ratio
+200	10.86%	9.65%
+100	10.28%	10.27%
Base	9.29%	10.58%
-100	8.50%	10.57%
-200	8.19%	10.42%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at June 30, 2009 indicate that the Company would increase NPV if interest rates rise and would decrease NPV if interest rates fell. In addition, the NPV projections indicate that the Company has experienced a decrease in its exposure to rising interest rates and a decrease in its potential benefit from falling interest rates at June 30, 2009 compared to June 30, 2008. Based on the current Federal Funds rate at a range from zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely. The NPV ratio for no change in rates has decreased 129 basis points at June 30, 2009 compared to June 30, 2008. This model indicates theoretical results given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Place Financial Corp.
Warren, Ohio

We have audited the accompanying consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Place Financial Corp.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an adverse opinion thereon.

Crowe Horwath LLP

Cleveland, Ohio
September 14, 2009

Consolidated Statements of Financial Condition

At June 30,	2009	2008
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$38,321	$59,483
Interest-bearing deposits in other banks	56,614	4,151
Federal funds sold	—	5,608
Trading securities, at fair value	11,786	—
Securities available for sale, at fair value	264,814	284,433
Loans held for sale, at fair value	376,406	72,341
Loans	2,468,444	2,648,777
Less allowance for loan losses	39,580	28,216
Loans, net	2,428,864	2,620,561
Federal Home Loan Bank stock	36,221	35,761
Premises and equipment, net	52,222	40,089
Premises held for sale, net	—	13,555
Goodwill	885	93,626
Core deposit and other intangibles	10,639	13,573
Other assets	127,695	97,865
Total assets	$3,404,467	$3,341,046
LIABILITIES
Deposits
Noninterest-bearing checking	$238,417	$248,851
Interest-bearing checking	173,376	159,874
Savings	400,424	475,835
Money market	291,131	359,801
Certificates of deposit	1,332,253	1,124,731
Total deposits	2,435,601	2,369,092
Short-term borrowings	323,458	197,100
Long-term debt	335,159	424,374
Other liabilities	28,770	31,513
Total liabilities	3,122,988	3,022,079
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 3,000,000 shares authorized
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share, 72,927 shares issued and outstanding at June 30, 2009 and no shares issued and outstanding at June 30, 2008	69,198	—
Common stock, $0.01 par value, 53,000,000 shares authorized, 18,114,673 shares issued	181	181
Common stock warrant	3,868	—
Additional paid-in capital	214,442	214,216
Retained earnings	17,193	131,770
Unearned employee stock ownership (ESOP) plan shares	(3,116)	(3,531)
Treasury stock, at cost, 1,141,403 shares at June 30, 2009 and 2008	(19,274)	(19,274)
Accumulated other comprehensive loss, net	(1,013)	(4,395)
Total shareholders’ equity	281,479	318,967
Total liabilities and shareholders’ equity	$3,404,467	$3,341,046

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended June 30,	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans, including fees	$156,701	$174,098	$170,683
Securities
Taxable	10,660	10,538	10,787
Tax exempt	2,588	2,118	1,803
Dividends	1,939	2,918	3,191
Total interest income	171,888	189,672	186,464
Interest expense
Deposits	59,295	74,083	69,644
Short-term borrowings	5,694	5,335	12,010
Long-term debt	17,305	22,628	17,805
Total interest expense	82,294	102,046	99,459
Net interest income	89,594	87,626	87,005
Provision for loan losses	42,984	16,467	7,391
Net interest income after provision for loan losses	46,610	71,159	79,614
Noninterest income
Service charges and fees on deposit accounts	10,214	8,346	6,436
Net gains on sale of securities	310	742	430
Other-than-temporary impairment of securities	(1,159)	(8,611)	—
Change in the fair value of securities	(12,284)	—	—
Mortgage banking gains	14,465	9,257	7,240
Gain on sale of loan servicing rights	—	1,961	—
Loan servicing income (loss)	(2,561)	50	1,339
Other income – bank	6,595	6,747	7,066
Insurance commission income	3,930	3,630	3,633
Other income – nonbank subsidiaries	3,026	4,843	6,144
Total noninterest income	22,536	26,965	32,288
Noninterest expense
Salaries and employee benefits	43,158	40,875	35,951
Occupancy and equipment	13,831	13,140	11,577
Professional fees	3,386	2,781	3,010
Loan expenses	3,414	2,117	2,121
Marketing	2,128	2,684	2,535
Federal deposit insurance premiums	5,429	389	254
Merger, integration and restructuring expense	1,134	1,241	749
Goodwill impairment	93,741	—	—
Amortization of intangible assets	3,144	4,346	4,321
Real estate owned expense	9,679	3,584	726
Other	12,915	12,908	12,952
Total noninterest expense	191,959	84,065	74,196
Income (loss) before income tax expense (benefit)	(122,813)	14,059	37,706
Income tax expense (benefit)	(12,379)	3,269	12,082
Net income (loss)	$(110,434)	$10,790	$25,624
Preferred stock dividends and discount accretion	1,297	—	—
Net income (loss) available to common shareholders	$(111,731)	$10,790	$25,624
Earnings (loss) per common share
Basic	$(6.75)	$0.67	$1.51
Diluted	$(6.75)	$0.67	$1.49

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred Stock	Common Stock	Common Stock Warrant	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Dollars in thousands, except per share data)
Balance at June 30, 2006	$—	$181	$—	$214,243	$116,757	$(4,452)	$(10,096)	$(5,059)	$311,574
Comprehensive income –
Net income					25,624				25,624
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects								2,092	2,092
Loss on termination of interest rate swaps reclassified into income, net of tax								620	620
Total comprehensive income									28,336
Cash dividends declared ($0.605 per share)					(10,488)				(10,488)
Commitment to release employee stock ownership plan shares (59,352 shares)				733		594			1,327
Commitment to release recognition and retention plan shares (3,055 shares)				66					66
Purchase of 307,920 shares of common stock							(6,543)		(6,543)
Stock options exercised (110,540 shares)				(224)			1,599		1,375
Stock option expense				224					224
Tax benefit related to exercise of stock options				316					316
Balance at June 30, 2007	—	181	—	215,358	131,893	(3,858)	(15,040)	(2,347)	326,187
Comprehensive income –
Net income					10,790				10,790
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects								(2,656)	(2,656)
Loss on termination of interest rate swaps reclassified into income, net of tax								608	608
Total comprehensive income									8,742
Cash dividends declared ($0.665 per share)					(10,913)				(10,913)
Commitment to release employee stock ownership plan shares (41,548 shares)				83		327			410
Commitment to release recognition and retention plan shares (2,863 shares)				61					61
Issuance of 538,631 shares of stock for acquisition of OC Financial, Inc.				(1,306)			8,842		7,536
Purchase of 880,086 shares of common stock							(14,116)		(14,116)
Stock options exercised (61,550 shares)				(290)			1,040		750
Stock option expense				220					220
Tax benefit related to exercise of stock options				90					90
(Dollars in thousands, except per share data)
Balance at June 30, 2008	—	181	—	214,216	131,770	(3,531)	(19,274)	(4,395)	318,967
Comprehensive loss –
Net loss					(110,434)				(110,434)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects								2,786	2,786
Loss on termination of interest rate swaps reclassified into income, net of tax								596	596
Total comprehensive loss									(107,052)
Adjustment to initially apply the effect of SFAS 159 – Fair Value Option for Assets and Financial Liabilities, net of tax (Note 19)					188				188
Adjustment to apply the tax effect of Statement of Position 93-6 – Employers’ Accounting for Employee Stock Ownership Plans				62					62
Cash dividends declared ($0.19 per share)					(3,034)				(3,034)
Commitment to release employee stock ownership plan shares (41,548 shares)				(172)		415			243
Commitment to release recognition and retention plan shares (3,699 shares)				60					60
Issuance of 72,927 shares of preferred stock	72,927								72,927
Discount on preferred stock issued	(3,932)								(3,932)
Accretion of preferred stock discount	203				(203)				—
Issuance of common stock warrant			3,868						3,868
Preferred stock dividends					(1,094)				(1,094)
Stock option expense				276					276
Balance at June 30, 2009	$69,198	$181	$3,868	$214,442	$17,193	$(3,116)	$(19,274)	$(1,013)	$281,479

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended June 30,	2009	2008	2007
	(Dollars in thousands, except per share data)
Cash flows from operating activities
Net income (loss)	$(110,434)	$10,790	$25,624
Adjustment to reconcile net income (loss) to net cash from operating activities
Depreciation	4,796	4,543	3,347
Provision for loan losses	42,984	16,467	7,391
Provision (recovery) for impaired mortgage servicing rights	952	100	(111)
Amortization, net of accretion	9,796	7,760	7,724
Other-than-temporary impairment of securities	1,159	8,611	—
Goodwill impairment	93,741	—	—
Gain on sale of securities	(310)	(742)	(430)
Fair value adjustment on securities carried at fair value	12,284	—	—
Proceeds from sales of loans and securitized loans held for sale	1,555,871	1,166,657	984,879
Originations and purchases of loans held for sale	(1,831,873)	(1,183,248)	(913,547)
Gain on sale of loan servicing rights	—	(1,961)	—
Mortgage banking gains	(14,465)	(9,257)	(7,240)
Loss on sale or write-down of real estate owned	7,567	526	244
(Gain) loss on disposal of premises and equipment	415	(1)	80
Stock dividends and partnership earnings	(460)	(866)	(913)
Employee stock ownership plan expense	243	410	1,327
Recognition and retention plan expense	60	61	66
Tax benefit from stock options exercised	—	(90)	(316)
Stock-based compensation	276	220	224
Increase in cash surrender value of Company-owned life insurance	(1,327)	(1,229)	(1,171)
Change in –
Other assets	(20,074)	(4,797)	(9,381)
Other liabilities	(4,243)	(27,256)	33,022
Deferred loan fees	2,614	96	1,942
Deferred taxes	(268)	(6,694)	785
Net cash from operating activities	(250,696)	(19,900)	133,546
Cash flows from investing activities
Securities available for sale
Proceeds from sales and redemptions	4,107	42,097	19,500
Proceeds from maturities, calls and principal paydowns	72,077	61,928	44,530
Purchases	(77,105)	(99,788)	(44,140)
Net change in interest-bearing deposits in other banks	(52,463)	19,550	(5,384)
Net change in Federal funds sold	5,608	—	—
Net change in loans	80,777	(105,962)	(168,157)
Proceeds from sales of loans	12,344	52,978	19,861
Proceeds from sales of loan servicing rights	—	11,877	—
Proceeds from sales of real estate owned	15,881	5,688	3,014
Premises and equipment expenditures, net	(3,610)	(7,545)	(10,799)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended June 30,	2009	2008	2007
	(Dollars in thousands, except per share data)
Cash (paid) received for acquisitions, net	(804)	(3,267)	164,442
Investment in nonbank affiliates	(366)	(275)	(345)
Net cash from investing activities	56,446	(22,719)	22,522
Cash flows from financing activities
Net change in deposits	66,507	45,247	(20,665)
Net change in short-term borrowings	38,102	(123,352)	(196,438)
Proceeds from long-term debt	—	130,000	125,032
Repayment of long-term debt	(722)	(2,830)	(44,337)
Proceeds from issuance of preferred stock and common stock warrant	72,927	—	—
Common dividends paid	(3,034)	(10,913)	(10,488)
Preferred dividends paid	(628)	—	—
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(64)	—	—
Proceeds from stock options exercised	—	750	1,375
Tax benefit from stock options	—	90	316
Purchases of common stock	—	(14,116)	(6,543)
Net cash from financing activities	173,088	24,876	(151,748)
Net change in cash and cash equivalents	(21,162)	(17,743)	4,320
Cash and due from banks at beginning of year	59,483	77,226	72,906
Cash and due from banks at end of year	$38,321	$59,483	$77,226
Supplemental cash flow information –
Cash payments of interest expense	$79,372	$100,797	$96,841
Cash payments of income taxes	527	12,593	8,595
Supplemental noncash disclosures –
Stock portion of acquisition price of OC Financial, Inc.	—	7,536	—
Loans securitized	21,965	14,445	37,863
Transfer of loans to real estate owned	38,736	23,035	7,194
Transfer of loans to real estate held for investment	1,117	—	—
Transfer of real estate owned to real estate held for investment	2,249	—	—
Transfer of loans from portfolio to loans held for sale	12,344	59,215	19,948
Transfer of loans from loans held for sale to portfolio	—	6,032	3,729
Transfer of borrowings from long-term to short-term	88,256	87,996	38,884
Allocation of loan basis to mortgage servicing assets	12,919	7,477	8,957
Transfer of premises held for sale to premises and equipment	14,779	—	—
Transfer of premises to premises held for sale	1,249	13,555	—
Loans held for sale transferred to fair value	72,341	—	—
Securities available for sale transferred to fair value	24,766	—	—
Initial application of SFAS 159 – Fair Value Option for Assets and Financial Liabilities, net of tax	188	—	—

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Dollar amounts in thousands, except per share data.)

Principles of Consolidation:  The consolidated financial statements include the accounts of First Place Financial Corp. (Company or Parent Company) and its wholly-owned subsidiaries, First Place Bank (Bank) and First Place Holdings, Inc. Wholly-owned subsidiaries of the Bank include Ardent Service Corporation and its two affiliates, 50% owned Bercley Woods Development Company, Ltd and 99% owned Shiloh Springs, L.P. The Bank also has wholly-owned subsidiaries that are currently inactive including Western Reserve Mortgage Corporation, AutoArm, LLC and Odin Properties, Inc. Wholly-owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly-owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s employee benefits consulting firm, American Pension Benefits, was sold in June 2009.

Business Segments:  While the Company’s chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company’s financial service operations are considered by management to be combined in one reportable operating segment.

Use of Estimates:  The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, useful life and impairment of premises and equipment, the carrying value of goodwill, the determination of an other-than-temporary impairment of investments and valuations of foreclosed assets, mortgage servicing assets, stock options and securitizations. Actual results could differ from those estimates.

Business Combinations:  Business combinations are required to be accounted for by the purchase method. Under the purchase method, net assets of the business acquired are recorded at their estimated fair market values as of the date of acquisition with any excess of the cost of the acquisition over the fair market value of the net tangible and intangible assets acquired recorded as goodwill.

Cash Flows:  Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for interest-bearing deposits in other banks, federal funds sold, loans, deposits, and short-term borrowings.

Interest-Bearing Deposits in Other Banks:  Interest-bearing deposits in other banks mature within 90 days and are carried at cost.

Securities:  Securities are classified as held-to-maturity, available-for-sale, or trading on the date of purchase. The Company has no held-to-maturity securities at this time but has elected to account for certain securities at fair value, the changes for which are recognized in earnings as they occur. Securities are classified as held to maturity when the Company has both the ability and the positive intent to hold them until maturity, and they are carried at amortized cost. Securities are classified as available-for-sale when they may be sold before maturity. They are carried at fair value with unrealized gains and losses, net of tax, reported in other comprehensive income or loss. The fair value of a security is based on quoted market prices. If quoted prices are not available, fair value is determined based on quoted prices of similar investments or through model-based techniques that use significant assumptions not observable in the market.

Gains and losses on securities sales are based on a comparison of the sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date.

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Interest income includes amortization of premiums and accretion of discounts arising at the time of purchase or as the result of a business combination. Premiums are amortized and discounts are accreted using the level yield method including estimated prepayments for mortgage-backed securities and collateralized mortgage obligations. The Company’s portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates on the market value of the security and (4) the FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.

Loans Held for Sale:  Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. These loans are carried at fair value for 2009 and were carried at the lower of cost or fair value in the aggregate in 2008. Fair value is determined based on prices of similar loans. Adjustments to the fair value of loans held for sale are included as a component of mortgage banking gains.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan origination fees and costs and any premiums or discounts arising at the time of purchase or due to a business combination.

Interest income is reported on the accrual method and includes amortization of premiums, discounts and net deferred loan fees and costs over the loan term using the level-yield method. Recognition of accrued interest income is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status all accrued and unpaid interest is charged against interest income. Subsequently, interest received on such loans is accounted for on the cash-basis or cost-recovery method, until those loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses:  The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio based on factors such as historical loss experience, the nature and volume of the portfolio, specific problem loans and current economic conditions. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term. A provision for loan losses is charged to the Consolidated Statements of Income based on management’s periodic evaluation of factors previously mentioned. Loan charge-offs are deducted from the allowance, and subsequent recoveries are added. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, is deemed to be uncollectible.

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

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Federal Home Loan Bank Stock:  The Bank is a member of the Federal Home Loan Bank system. As a member, it is required to hold certain minimum levels of common stock in the Federal Home Loan Bank based on borrowing levels and other factors. The stock arises from required purchases or stock dividends on previously owned stock and is carried on the books at par value. Both cash and stock dividends are reported as income. The stock is restricted and excess stock beyond the amount required to be held may be sold back to the Federal Home Loan Bank at times and in amounts that it approves. Historically, the redemption value has been equal to par value. The Bank’s stock holding is primarily in the Federal Home Loan Bank of Cincinnati and is periodically reviewed for impairment.

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

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. For tax purposes, depreciation on certain assets is calculated using accelerated methods. The estimated useful lives are based on the asset type and range from three to ten years for furniture, fixtures and equipment and fifteen to forty years on buildings and improvements to land and buildings. Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Leasehold improvements are capitalized and amortized on a straight line basis over the lease terms or the estimated useful lives of the improvements, up to forty years, whichever is shorter. Maintenance and repair of premises and equipment are charged to expense as incurred.

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

Mortgage Servicing Assets:  Mortgage servicing assets represent the value of retained servicing rights on loans sold. Beginning in fiscal year 2008, when loans are sold or securitized and the servicing rights are retained, the initial servicing right is recorded at its fair value. Prior to fiscal year 2008, those rights were initially valued by allocating the book value of the loans between the loans or securities and the servicing rights based on the relative fair value of each. The difference in valuation methods is not material. Servicing assets are included in other assets and are amortized in proportion to, and over the period of, estimated net servicing revenues. Servicing fee revenue is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when deducted from funds collected on the loan. Loan servicing income is the total of fees collected net of amortization of servicing rights and charges or credits to record or reverse impairment of servicing rights.

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Stock Compensation:  The Company recognizes the cost of all stock-based awards as a component of salaries and employee benefits expense over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of stock grants is based on the market value of the stock at the date of grant. The tax benefits relating to excess stock-based compensation deductions are presented in the Consolidated Statements of Cash Flows as financing cash inflows. Unearned compensation related to the Recognition and Retention Plan is classified in additional paid-in-capital.

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Earnings Per Share:  Basic earnings per common share is the calculation of net income available to common shareholders divided by the weighted average number of shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan (RRP) shares are considered outstanding as they become vested. Diluted earnings per common share may include the dilutive effect of RRP shares, the additional potential issuance of shares under existing stock options using the treasury stock method and potential issuance of shares under the warrant pertaining to the U.S. Treasury’s Capital Purchase Program.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any unrecorded loss contingencies that will have a material effect on the financial statements.

Comprehensive Income:  Total comprehensive income or loss consists of net income or loss and other comprehensive income or loss, net of tax. Other comprehensive income or loss includes unrealized gains and losses on securities available for sale, changes in the fair value of cash flow hedges and reclassification of losses from terminated cash flow hedges, which are also recognized as separate components of shareholders’ equity. Realized gains or losses are reclassified into income.

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

Subsequent Events:  Management has evaluated events and transactions through September 14, 2009, the date the consolidated financial statements were issued, for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing consolidated financial statements would be recognized in these consolidated financial statements. Any discovery of evidence about conditions that did not exist at June 30, 2009, but arose thereafter, could be disclosed herein dependent on the nature and financial effect of the event on the Company.

Effect of Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This state

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

ment was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157. This FASB Staff Position, which was effective upon issuance, delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption on July 1, 2008 was not material to the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Assets and Financial Liabilities. The objective of this new standard is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and early adoption is permitted. The Company did not elect early adoption as of July 1, 2007 and therefore adopted this statement on July 1, 2008. At that time, the Company elected the fair value option for certain investment securities and loans held for sale. The effect of the adoption of this pronouncement is discussed in Note 19 — Fair Value of Financial Assets and Liabilities.

Effective July 1, 2007, the Company adopted FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s consolidated financial statements in accordance with FASB Statement 109. Upon adoption of FIN No. 48, no material reserves for uncertain tax positions were recorded. The adoption of this pronouncement had no material effect on the Company’s consolidated financial statements. The Company’s practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files U.S. federal and various state income tax returns. The tax years ended June 30, 2006, 2007 and 2008 remain open to examination by the taxing jurisdictions to which the Company and its subsidiaries are subject.

In November 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 109, which expresses the views of the SEC regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB No. 105, Application of Accounting Principles to Loan Commitments, provided the views of the SEC regarding derivative loan commitments that are accounted for at fair value through earnings pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SAB No. 109 supersedes SAB No. 105 and expresses the current view of the SEC consistent with SFAS No. 156, Accounting for Servicing of Financial Assets, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Company adopted SAB No. 109 on January 1, 2008. The adoption of SAB No. 109 resulted in a $1,000 increase in gains from mortgage banking activity for the year ended June 30, 2008.

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

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS 133 and is intended to enhance the current disclosure framework in SFAS 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements. For more information on the Company’s derivative instruments and hedging activities, see Note 15 — Commitments, Contingencies and Guarantees and Note 19 — Fair Value of Financial Assets and Liabilities.

In April 2009, the FASB issued Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (SFAS 157-4). This position provided guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. SFAS 157-4 related to determining fair values when there is no active market or where the price inputs being used represent distressed sales. SFAS 157-4, which reaffirms SFAS 157, stated that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. This position will become effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of SFAS No. 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position SFAS No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairment (SFAS 115-2). This position amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. SFAS 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This position will become effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of SFAS No. 115-2 did not have a material impact on the Company’s consolidated financial statements.

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

Notes To Consolidated Financial Statements

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140. SFAS No. 166 changes the way entities account for transfers of financial assets and determines what entities must be consolidated. SFAS No. 166 provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss. SFAS No. 166 removes the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140. This Statement is effective for the first fiscal period beginning after November 15, 2009. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and the transparency involved with Variable Interest Entities. This Statement is effective for the first fiscal period beginning after November 15, 2009. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

Reclassifications:  Certain items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 — ACQUISITIONS

(Dollars in thousands)

On June 23, 2009, the Bank entered into a Purchase and Assumption Agreement and a Mortgage Loan Purchase Agreement (Agreements) with AmTrust Bank (AmTrust), a Cleveland, Ohio-based, closely-held banking institution, to assume the deposits and acquire a pool of mortgage loans, fixed assets and cash of three AmTrust branches located in the greater Cleveland, Ohio area. Under the terms of the Agreements, the Bank was to assume approximately $225,000 in deposits from the AmTrust branches. On September 10, 2009, the Company and AmTrust mutually agreed to terminate the Agreements.

On June 30, 2008, First Place completed its acquisition of OC Financial, Inc. a Dublin, Ohio-based financial holding company that owns Ohio Central Savings. The Company issued 538,631 shares of the Company’s common stock valued at $7,536 as consideration for the transaction. As of that date, the Company acquired $68,473 in assets, which included $42,186 in loans, $14,520 in securities and $595 in intangible assets. The Company also assumed $60,937 in liabilities which included $44,185 in deposits and $9,649 in long-term debt. Goodwill resulting from this acquisition was $1,648, none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in northern and central Ohio. The acquisition was accounted for as a business combination using the purchase method with the results of operations of OC Financial included in the consolidated financial statements beginning July 1, 2008. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central Savings and First Place Bank merged into a single federal savings association with the name First Place Bank.

On October 31, 2007, the Company completed its acquisition of Hicksville Building, Loan and Savings Bank (HBLS Bank), located in Hicksville, Ohio. The Company paid $4,279 in cash as consideration for the transaction. As of that date, the Company acquired $53,068 in assets, which included $33,204 in loans and $622 in intangible assets and assumed $49,142 in liabilities which included $39,970 in deposits and $9,172 in long-term debt. Goodwill resulting from this acquisition was $143, none of which is deductible for income tax purposes. The acquisition expands the Company’s retail presence in central Ohio. The acquisition was accounted for as a business combination using the purchase method and the results of operations of HBLS Bank have been included in the consolidated financial statements since the acquisition date. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank.

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES

(Dollars in thousands)

The fair value of available for sale and trading securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

At June 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Debt securities – available for sale
U.S. Government agencies and other government sponsored enterprises	$4,582	$82	$—	$4,500
Obligations of states and political subdivisions	62,946	496	(1,205)	63,655
Trust preferred securities	8,267	—	(4,955)	13,222
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	5,107	(171)	183,786
Total	264,517	5,685	(6,331)	265,163
Equity securities – available for sale
Common stock	297	—	—	297
Total	297	—	—	297
Equity securities – trading
Mortgage-backed securities mutual fund	11,786	—	—	11,786
Total	11,786	—	—	11,786
Total securities	$276,600	$5,685	$(6,331)	$277,246

At June 30, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Debt securities – available for sale
U.S. Government agencies and other government sponsored enterprises	$41,232	$64	$(337)	$41,505
Obligations of states and political subdivisions	66,519	124	(1,134)	67,529
Trust preferred securities	10,520	—	(2,659)	13,179
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	138,027	870	(1,487)	138,644
Total	256,298	1,058	(5,617)	260,857
Equity securities – available for sale
Common stock	3,369	107	(476)	3,738
Fannie Mae and Freddie Mac preferred stock	9,257	—	—	9,257
Mortgage-backed securities mutual fund	15,509	—	—	15,509
Total	28,135	107	(476)	28,504
Total securities	$284,433	$1,165	$(6,093)	$289,361

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES - (continued)

Proceeds, gross realized gains, gross realized losses, impairment charges and declines in fair value of available for sale and trading securities were as follows:

	2009	2008	2007
Proceeds from sales and redemptions	$4,107	$42,097	$19,500
Gross realized gains	347	773	442
Gross realized losses	37	31	12
Impairment charges	1,159	8,611	—
Declines in fair value	12,284	—	—

During fiscal year 2009, the Company recorded other-than-temporary charges for the impairment of an equity investment held in the available for sale portfolio in the pretax amount of $1,159. Of the $12,284 declines in fair value in 2009, $3,223 related to the mortgage-backed securities mutual fund still held at June 30, 2009. Also during fiscal year 2009, the Company received proceeds from the redemption of a portion of a mortgage-backed securities mutual fund in the amount of $500.

The amortized cost and estimated fair value of debt securities available for sale by contractual maturity at June 30, 2009 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair Value	Amortized Cost
Debt securities available for sale
Due in one year or less	$1,774	$1,747
Due after one year through five years	10,727	10,521
Due after five years through ten years	13,230	13,006
Due after ten years	50,064	56,103
	75,795	81,377
Mortgage-backed securities and collateralized mortgage obligations	188,722	183,786
Total	$264,517	$265,163

Debt and mortgage-backed securities with a fair value of $228,654 and $248,759 as of June 30, 2009 and 2008 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank, borrowings from the Federal Reserve Bank and for other purposes as required or permitted by law.

Securities with continuous unrealized losses at June 30, 2009 are as follows:

	Less than 12 months		12 months or more		Total
Description of securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Obligations of states and political subdivisions	$22,596	$(536)	$9,542	$(669)	$32,138	$(1,205)
Trust preferred securities	1,565	(786)	6,702	(4,169)	8,267	(4,955)
Mortgage-backed securities and collateralized mortgage obligations	23,947	(170)	153	(1)	24,100	(171)
Total	$48,108	$(1,492)	$16,397	$(4,839)	$64,505	$(6,331)

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES - (continued)

A review for other-than-temporary impairment was performed as of June 30, 2009 on the $8,267 portfolio of trust preferred securities, which has declined in value by $4,955 from a cost basis of $13,222. The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa2 or higher by Moody’s, which are within the Company’s investment policy guidelines. Each of the issuers is a recipient of the U.S. Treasury Department’s TARP funding and has not deferred interest on their obligations. The $4,955 decline over the past several quarters is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. Therefore, there is no undisputable evidence that the decline is other-than-temporary. As this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. Upon a return to normalcy in the financial markets within the one-to-two year horizon and the eventual higher levels of interest rates, this portfolio is expected to recover. The Company has both the intent and ability to hold these securities through their recovery period and thus no other-than-temporary impairment has been recognized in the current quarter or year-to-date period. The Company will continue to monitor these securities and the events and conditions which have an impact on their values and make impairment decisions as necessary prospectively.

Securities with continuous unrealized losses at June 30, 2008 were as follows:

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

Notes To Consolidated Financial Statements

NOTE 4 — LOANS

(Dollars in thousands)

Loans were as follows at June 30:

	2009	2008
One- to four-family residential real estate loans:
Permanent financing	$803,555	$935,285
Construction	47,726	79,725
Total	851,281	1,015,010
Commercial loans:
Multifamily real estate	111,281	103,699
Commercial real estate	875,836	815,384
Commercial construction	68,315	104,275
Commercial non real estate	189,083	210,772
Total	1,244,515	1,234,130
Consumer loans
Home equity lines of credit	215,136	212,986
Home equity loans	129,661	147,008
Automobiles and other	27,851	39,643
Total	372,648	399,637
Total loans	$2,468,444	$2,648,777

Total loans include net deferred loan costs of $6,630 at June 30, 2009 and $5,652 at June 30, 2008.

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
Beginning balance	$28,216	$25,851	$22,319
Provision for loan losses	42,984	16,467	7,391
Allowance for loan losses acquired during the year	—	398	—
Loans charged off	(32,109)	(14,875)	(4,392)
Recoveries	489	375	533
Ending balance	$39,580	$28,216	$25,851

Impaired loans were as follows as of June 30:

	2009	2008
Loans with no allocated allowance for loan losses	$12,494	$—
Loans with allocated allowance for loan losses	38,397	14,065
Total	$50,891	$14,065
Amount of the allowance for loan losses allocated	$11,663	$3,663

	2009	2008	2007
Average of impaired loans during the year	$34,922	$9,790	$4,727
Interest income recognized during impairment	378	81	137
Cash-basis interest income recognized	378	78	136

Notes To Consolidated Financial Statements

NOTE 4 — LOANS - (continued)

Nonperforming loans were as follows as of June 30:

	2009	2008
Nonaccrual loans	$92,752	$49,592
Troubled debt restructuring	10,476	1,130
Total nonperforming loans	$103,228	$50,722

There were $503 of loans past due over 90 days and still accruing interest as of June 30, 2009 and $279 as of June 30, 2008.

Included in nonperforming loans at June 30, 2009 were two loans totaling $7,454. In the third quarter of fiscal 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received replacement collateral from the borrower, the value of which purportedly exceeded the loan balance. However, the Company is not assured of receiving the full face value of this collateral. The Company placed these loans on nonaccrual and nonperforming status during the fourth quarter of fiscal 2009. The Company is pursuing all legal avenues to recover the loan balance including legal actions against the borrower and other parties that may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of legal actions and liquidation of collateral, the Company believes, based on consultation with legal counsel, that it is probable a court would determine the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at June 30, 2009.

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. For loans classified as nonperforming for the years ended June 30, 2009, 2008 and 2007 the contractual interest due and actual interest recognized on those loans is presented in the table below.

	2009	2008	2007
Contractual interest due	$5,179	$4,441	$3,043
Actual interest recognized	1,383	236	556

NOTE 5 — MORTGAGE SERVICING ASSETS

(Dollars in thousands)

Following is a summary of mortgage servicing assets at June 30:

	2009	2008	2007
Servicing rights:
Beginning of year	$14,272	$20,785	$16,167
Additions	12,919	7,477	8,957
Servicing rights acquired during the year	—	211	—
Sale of servicing rights	—	(9,916)	—
(Increase) decrease in valuation allowance	(952)	(100)	111
Amortized to expense	(6,125)	(4,185)	(4,450)
End of year	$20,114	$14,272	$20,785

Notes To Consolidated Financial Statements

NOTE 5 — MORTGAGE SERVICING ASSETS - (continued)

The fair value of mortgage servicing rights was $22,041 at June 30, 2009 and $16,146 at June 30, 2008. Fair value was determined using the following key assumptions:

	2009	2008
Average interest rate	5.68%	6.20%
Average servicing fee	0.27%	0.27%
Average discount rate	11.71%	11.60%
Average prepayment rate	239 PSA	260 PSA

Activity in the valuation allowance for mortgage servicing rights was as follows at June 30:

	2009	2008	2007
Beginning of year	$100	$—	$111
Additions expensed	1,363	450	55
Reductions credited to expense	(411)	(350)	(166)
End of year	$1,052	$100	$—

Loans serviced for others, which are not reported as assets, totaled $2,052,135 and $1,425,915 at June 30, 2009 and 2008. Noninterest-bearing deposits included $17,892 and $11,485 of custodial account deposits related to loans serviced for others as of June 30, 2009 and 2008.

Notes To Consolidated Financial Statements

NOTE 6 — SECURITIZATIONS

(Dollars in thousands)

Periodically the Company will securitize residential real estate loans in order to gain access to a larger number of buyers than it would normally have for the sale of whole loans. During 2009, 2008, 2007, and at times in the past, the Company has securitized loans, sold the securities and retained the right to service those loans. The servicing rights on securitized loans the Company has retained are included in the year-end total servicing rights as described in Note 5 — Mortgage Servicing Assets. For each securitization the issuer of the security has been an independent third party. Information on those securitizations follows.

Securitization activity during the year ended June 30:	2009	2008	2007
For new securitizations during the year
Principal balance of loans securitized	$21,965	$14,445	$37,863
Principal balance of securitized assets sold	21,965	14,445	37,863
Initial value of loan servicing asset retained	195	175	292
Gain (loss) on sale of securitized assets	(43)	7	(224)
Assumptions to determine fair value of servicing asset retained:
Discount rate	12.3 – 16.0%	14.5 – 15.0%	14.0 – 14.5%
Prepayment rate	170 – 420 PSA	350 – 650 PSA	525 – 1250 PSA
Anticipated delinquency	6.89%	4.90%	6.33%
Weighted average expected life in months	37 – 86	35 – 50	20 – 45
Activity related to all securitizations interests
Charge-offs, net of recoveries for securitized loans	$9	$—	$—
Servicing revenue from securitized loans	240	370	649
Securitization information at June 30:
Current principal balance of loans securitized	$93,158	$97,268	$242,218
Balance of securities still owned	—	—	—
Fair value of loan servicing asset retained	607	688	2,056
Loans delinquent 30 days or more	4,451	2,630	2,022
Assumptions to determine fair value of servicing asset retained:
Discount rate	10.5 – 16.0%	10.0 – 15.0%	9.5 – 14.5%
Prepayment rate	160 – 475 PSA	275 – 575 PSA	200 – 600 PSA
Anticipated delinquency	7.93%	6.51%	6.66%
Weighted average expected life in months	6 – 78	10 – 60	25 – 65

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

Notes To Consolidated Financial Statements

NOTE 6 — SECURITIZATIONS - (continued)

Projected value of loan servicing asset under various adverse alternative assumptions as of June 30:

	2009	2008
1% added to discount rate	$592	$673
2% added to discount rate	579	659
10% increase in PSA prepayment speed used	572	653
20% increase in PSA prepayment speed used	541	620
10% increase in delinquency rate	602	685
20% increase in delinquency rate	598	681

NOTE 7 — PREMISES AND EQUIPMENT

(Dollars in thousands)

Following is a summary of premises and equipment:

	2009	2008
Land and improvements	$13,330	$7,953
Building and improvements	37,323	23,901
Leasehold improvements	2,607	2,275
Furniture and equipment	11,569	11,856
Computer equipment and software	14,950	14,085
Construction in process	195	2,781
	79,974	62,851
Less: Accumulated depreciation	(27,752)	(22,762)
	$52,222	$40,089

Depreciation expense totaled $4,668, $4,543 and $3,347 for 2009, 2008 and 2007, respectively.

During 2009, the Company transferred $14,779 of premises held for sale to fixed assets. This represents the lower of amortized cost or fair value, as independently appraised, of land and buildings for 21 retail branch locations. During 2009, the Company terminated its letter of intent to sell these assets in a sale-leaseback transaction due to declining real estate values. The Company had previously transferred the majority of these properties to premises held for sale in 2008.

The Company’s subsidiaries have entered into a number of noncancelable lease agreements with respect to premises. Following is a summary of future minimum rental payments under operating leases that have initial or remaining noncancelable terms in excess of one year as of June 30, 2009:

Years ending June 30,
2010	$2,201
2011	1,851
2012	1,572
2013	1,287
2014	1,190
Thereafter	10,250
$18,351

Rent expense for cancelable and noncancelable agreements totaled $2,844, $2,997 and $2,664 for 2009, 2008 and 2007.

Notes To Consolidated Financial Statements

NOTE 8 — GOODWILL, CORE DEPOSIT AND OTHER INTANGIBLES

(Dollars in thousands)

Goodwill

The change in the carrying amount of goodwill for the year ended June 30 is as follows:

	2009	2008
Beginning balance	$93,626	$91,692
Goodwill impairment charge	(93,741)	—
Goodwill acquired or adjusted during the year	1,000	1,934
Ending balance	$885	$93,626

Goodwill impairment

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

The impact of deteriorating economic conditions has significantly impacted the banking industry during fiscal year 2009 and has impacted the Company’s financial results. For the first six months of fiscal year 2009, earnings had been negatively impacted by an increase in credit losses in the loan portfolio, recognition of declines in the fair value of certain securities and impairment of mortgage servicing rights. The market price of the Company’s common stock had declined from an average closing price of $12.27 during the fourth quarter of fiscal 2008 to an average closing price of $5.62 during the second quarter of fiscal 2009, a 53.8% decrease. The closing market value of the Company’s common stock on December 31, 2008 was $3.83, well below the book value per share of $18.23 at December 31, 2008 prior to the goodwill impairment charge. Although there is evidence that the stock price reflects the current illiquid market and may not entirely be determinant of fair value, the degree of difference identified potential impairment and therefore led to an evaluation for potential goodwill impairment in the Company’s second quarter of fiscal 2009.

The first step, used to identify potential impairment, involves determining and comparing the fair value of the company, with its carrying value, or shareholders equity. If the fair value of the company exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds fair value, there is an indication of impairment and the second step is performed to determine the amount of impairment, if any. The second step compares the book value of the company to the aggregate fair values of its individual assets, liabilities and identified intangibles. At December 31, 2008, the book value of the Company significantly exceeded the fair value of the Company as indicated by the market value of the Company’s stock on that date. Therefore a step 2 test was required to determine if there was goodwill impairment and the amount of goodwill that might be impaired. An impairment charge of $93,741 was recognized at December 31, 2008 but was subject to the completed valuation analysis in the third quarter of fiscal year 2009.

The step 2 analysis was completed during the third quarter of fiscal 2009. The findings indicated that the fair value of the Company was less than the aggregate fair values of assets and liabilities assigned. As a result, the $93,741 charge representing the aggregate amount of goodwill at December 31, 2008 among the Company’s subsidiaries was appropriate. Subsequent to these events, goodwill of $885 was recorded in connection with the acquisition of a Niles, Ohio-based insurance agency by the Company’s insurance subsidiary in the third quarter of fiscal 2009.

Notes To Consolidated Financial Statements

NOTE 8 — GOODWILL, CORE DEPOSIT AND OTHER INTANGIBLES - (continued)

Core deposit and other intangibles

Activity in intangibles for the years ended June 30, 2009, 2008 and 2007 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Balance as of June 30, 2006	$28,805	$(11,400)	$17,405
Intangible assets acquired during the year	3,594	(108)	3,486
Amortization of intangible assets	—	(4,213)	(4,213)
Balance as of June 30, 2007	32,399	(15,721)	16,678
Intangible assets acquired during the year	1,241	(78)	1,163
Amortization of intangible assets	—	(4,268)	(4,268)
Balance as of June 30, 2008	33,640	(20,067)	13,573
Intangible assets acquired during the year	210	(31)	179
Amortization of intangible assets	—	(3,113)	(3,113)
Balance as of June 30, 2009	$33,850	$(23,211)	$10,639

Aggregate amortization expense was $3,144, $4,346 and $4,321, for 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the next five years is as follows:

Years ending June 30,
2010	$2,878
2011	2,577
2012	2,253
2013	1,632
2014	693
Thereafter	606
$10,639

NOTE 9 — INTEREST-BEARING DEPOSITS

(Dollars in thousands)

At June 30, 2009, scheduled maturities of certificates of deposit are as follows:

Years ending June 30,
2010	$1,201,351
2011	98,316
2012	19,029
2013	8,619
2014	4,451
Thereafter	487
$1,332,253

At June 30, 2009, scheduled maturities of certificates of deposit of $100 or more are as follows:

Three months or less	$268,414
Over three through six months	197,078
Over six through twelve months	106,657
Over twelve months	40,285
Total	$612,434

Notes To Consolidated Financial Statements

NOTE 9 — INTEREST-BEARING DEPOSITS - (continued)

The certificates of deposit of $100 thousand or more summarized above include $193,888 of brokered deposits at June 30, 2009. At June 30, 2008, certificates of deposit of $100 thousand or more included $20,395 of brokered deposits. The Company also had $4,075 and $12,532 of brokered deposits with balances less than $100 thousand at June 30, 2009 and 2008, respectively. Currently, the Office of Thrift Supervision, the Company’s primary regulator, has limited the Company’s brokered deposits to approximately $231,000.

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT

(Dollars in thousands)

Following is a summary of short-term borrowings at June 30:

	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Short-term borrowings
Federal Home Loan Bank	$153,993	2.87%	$130,578	4.05%
Securities sold under agreements to repurchase	33,165	1.34%	37,182	2.75%
Federal funds purchased	136,300	0.50%	—	—
Lines of credit with commercial banks	—	—	29,340	3.69%
Total	$323,458	1.71%	$197,100	3.75%

Information concerning short-term borrowings during the periods indicated is as follows:

	2009	2008	2007
Federal Home Loan Bank
Average daily balance during the year	$111,242	$98,114	$205,639
Average interest rate during the year	4.40%	4.35%	4.90%
Maximum month-end balance during the year	$153,993	$157,360	$349,950
Securities sold under agreements to repurchase
Average daily balance during the year	$36,373	$29,749	$26,176
Average interest rate during the year	2.06%	3.44%	3.96%
Maximum month-end balance during the year	$41,965	$40,301	$39,143
Federal funds purchased
Average daily balance during the year	$3,938	$—	$—
Average interest rate during the year	0.70%	—	—
Maximum month-end balance during the year	$136,300	$—	$—
Lines of credit with commercial banks
Average daily balance during the year	$776	$1,294	$473
Average interest rate during the year	2.10%	3.69%	5.95%
Maximum month-end balance during the year	$—	$29,340	$10,000

Notes To Consolidated Financial Statements

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT - (continued)

Following is a summary of long-term debt at June 30:

	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Long-term debt
Federal Home Loan Bank	$223,303	3.90%	$312,518	4.11%
Securities sold under agreements to repurchase	50,000	4.19%	50,000	4.19%
Junior subordinated debentures owed to unconsolidated trusts	61,856	5.53%	61,856	6.63%
Total	$335,159	4.24%	$424,374	4.49%

Following is a summary of long-term debt maturity schedule at June 30:

	2009		2008
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Long-term debt maturing in years ending June 30,
2010	$—	—	$88,733	4.80%
2011	6,103	6.07%	6,000	4.91%
2012	10,131	4.82%	10,201	4.08%
2013	320	6.24%	300	6.24%
2014	505	4.80%	—	—
Thereafter	318,100	4.18%	319,140	4.41%
Total	$335,159	4.24%	$424,374	4.49%

The Bank has a borrowing capacity of approximately $161,000 with the Federal Reserve Bank through its discount window borrowing program, with approximately $25,000 available at June 30, 2009. The Bank has pledged approximately $307,000 and $10,000 of consumer loans and securities, respectively, at June 30, 2009.

At June 30, 2009, Federal Home Loan Bank borrowings were secured by a pledge of specific multifamily loans of $17,019, a pledge of specific one- to four-family residential loans of $376,313, a pledge of specific securities of $26,695, a blanket pledge of all commercial real estate loans in the amount of $234,053 and by the Company’s stock in the Federal Home Loan Bank. Based on existing collateral, the Company had no additional Federal Home Loan Bank advance borrowings available at June 30, 2009. Federal Home Loan Bank advances generally carry prepayment penalties equal to the present value of the difference in interest between the rate on the loan and the current rate for loans with similar terms and remaining maturities. Federal Home Loan Bank advances totaling $65,000 at June 30, 2009 which are scheduled to mature in 2010 and later years can be called by the issuer on various dates and under various conditions.

Securities sold under agreements to repurchase are secured primarily by U.S. Government agencies, other government sponsored enterprises and other mortgage-backed securities with a fair value of $69,685 at June 30, 2009 and $100,090 at June 30, 2008. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to the Company. Securities sold under agreements to repurchase totaling $40,000 at June 30, 2009 which are scheduled to mature in 2016 and later years can be called by the issuer on various dates and under various conditions.

Notes To Consolidated Financial Statements

NOTE 10 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT - (continued)

As of June 30, 2009, the Company sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the Trust Affiliates), that issued $60,000 of Guaranteed Capital Trust Securities (Trust Preferred Securities). In connection with these transactions, the Company issued $61,856 of Junior Subordinated Deferrable Interest Debentures (Junior Debentures) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in Junior Debentures of the Company. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust.

Distributions on the Trust Preferred Securities issued by First Place Capital Trust and First Place Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR rate plus 2.85%. Distributions on the Trust Preferred Securities issued by First Place Capital Trust III are payable quarterly at a fixed rate of 5.69% for five years, through September 2010, and a floating rate of interest that resets quarterly to the three-month LIBOR rate plus 1.45% for the remaining 25 years.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Debentures. The Company has entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee.

At June 30, 2009, The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust and First Place Capital Trust II may be redeemed at par. The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust III may be redeemed for a premium through September 15, 2010 at the greater of (i) 107.5% of the principal amount of the Junior Debentures or (ii) the sum of the present values of the scheduled payments of principal during the fixed rate period remaining life of the Debentures discounted to the special redemption date on a quarterly basis at the treasury rate. After September 15, 2010, the issuer may redeem the Trust Preferred Securities and Junior Debentures issued by First Place Capital Trust III at par.

Junior Debentures issued by the Company to the Trust Affiliates follow. These amounts represent the par value of the obligations owed to the Trust Affiliates, including the Company’s equity interest in the trusts.

	2009	Weighted Average Rate	2008	Weighted Average Rate
Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,464	5.37%	$15,464	8.70%
Variable rate junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	5.37%	15,464	6.45%
Fixed rate 5.69% junior subordinated debentures owed to First Place Capital Trust III due September 15, 2035	30,928	5.69%	30,928	5.69%
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,856	5.53%	$61,856	6.63%

Interest on all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. The trusts are accounted for using the equity method of accounting for investments, and therefore have not been included in the consolidated financial statements of the Company.

Notes To Consolidated Financial Statements

NOTE 11 — INCOME TAXES

(Dollars in thousands)

The Company’s income taxes at June 30 consisted of the following:

	2009	2008	2007
Current expense (benefit)	$(12,111)	$9,963	$11,297
Deferred expense (benefit)	(268)	(6,694)	785
Total income tax expense (benefit)	$(12,379)	$3,269	$12,082

The income tax benefit from the exercise of non-qualified stock option shares and disposition of incentive stock options was recognized for financial reporting purposes by crediting additional paid-in capital. No tax benefit was recognized in 2009 and $90 and $316 in tax benefits were recognized in 2008 and 2007, respectively.

The differences between the financial statement provision and amounts computed by applying the statutory federal income tax rate to income before taxes at June 30 were as follows:

	2009	2008	2007
Income tax computed at the statutory federal rate	$(42,985)	$4,921	$13,197
Add (subtract) tax effect of:
Tax-exempt income	(897)	(742)	(648)
Cash value increase of Company-owned life insurance	(464)	(430)	(410)
Goodwill impairment	31,208	—	—
Miscellaneous items	759	(480)	(57)
Total income tax expense (benefit)	$(12,379)	$3,269	$12,082

The statutory federal income tax rate was 35% for 2009, 2008 and 2007.

Notes To Consolidated Financial Statements

NOTE 11 — INCOME TAXES - (continued)

The tax effects of principal temporary differences and the resulting deferred tax assets and liabilities that comprise the net deferred tax balance at June 30 were as follows:

	2009	2008
Items giving rise to deferred tax assets:
Bad debts	$14,102	$10,180
Unrealized loss on securities available for sale	225	1,725
Recognized loss on impairment of securities	1,027	4,485
Unrealized loss on hedging transactions	321	641
Nonaccrual loan interest	175	1,555
Net operating loss carryforwards	968	1,099
Allowance for real estate owned	1,730	309
Accrued expenses	525	348
Employee stock option plan	446	312
Market value adjustments	1,015	—
Core deposit and other intangibles	1,669	72
Other	1,230	792
	23,433	21,518
Items giving rise to deferred tax liabilities:
Loan servicing	(7,040)	(4,995)
FHLB stock dividends	(7,100)	(6,939)
Purchase accounting adjustments and related intangibles	(2,540)	(3,173)
Depreciation	(952)	(1,177)
Deferred loan fees and costs	(3,288)	(1,966)
Market value adjustments	(1,879)	(989)
Prepaid expenses	(471)	(463)
	(23,270)	(19,702)
Net deferred asset	$163	$1,816

The Company has sufficient taxes paid in prior years and available for recovery and expected future taxable income to warrant recording the full deferred tax asset without a valuation allowance.

Retained earnings at June 30, 2009 include $37,042 for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at June 30, 1988, which is the end of the Company’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at June 30, 2009 was $12,965.

Income tax expense attributable to securities gains was $109, $260 and $151 for 2009, 2008 and 2007, respectively.

Notes To Consolidated Financial Statements

NOTE 11 — INCOME TAXES - (continued)

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at beginning of year	$164	$325
Additions:
Tax positions related to current tax year	4	28
Tax positions related to prior tax years	6	—
Reductions:
Tax positions related to prior tax years	(16)	(12)
Tax positions related to prior closed tax years	—	(177)
Settlements	—	—
Balance at end of year	$158	$164

Of the totals, $65 and $69 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods at June 30, 2009 and 2008, respectively.

The total amount of interest and penalties for the year ended June 30, 2009 was $1 and the amount accrued for interest and penalties at June 30, 2009 was $13. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company its subsidiaries are subject to U.S. federal income tax as well as various state income tax jurisdictions. The Company and its subsidiaries are no longer subject to examination by federal or state taxing authorities for tax years ended prior to June 30, 2006. The tax years ended June 30, 2006, 2007 and 2008 remain open to examination by the taxing jurisdictions to which the Company and its subsidiaries are subject.

NOTE 12 — EMPLOYEE BENEFIT PLANS

(Dollars in thousands)

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (ESOP) for the benefit of employees of the Bank who are 21 and older and who have completed at least one thousand hours of service.

To fund the plan, the ESOP borrowed $8,993 from the Company for the purposes of purchasing 899,300 shares of stock at $10 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments of principal and interest being due and payable at maturity on December 31, 2016. The Company amended certain terms of the agreement effective January 1, 2007. Interest is payable during the remaining term of the loan at a fixed rate of 5.75% which was 7.75% under the previous agreement. The loan is collateralized by the shares of the Company’s common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. Contributions to the ESOP plan were $707 in the years 2009 and 2008. The balance of the ESOP loan was $4,437 at June 30, 2009 and $4,864 at June 30, 2008. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares are used for debt service. ESOP compensation expense was $243, $410 and $1,327 for 2009, 2008 and 2007, respectively. The fair value of unallocated shares was $969 at June 30, 2009 and $3,320 at June 30, 2008.

Notes To Consolidated Financial Statements

NOTE 12 — EMPLOYEE BENEFIT PLANS - (continued)

Shares held by the ESOP at June 30 were as follows:

	Year ended June 30, 2009			Year ended June 30, 2008
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Beginning balance	497,260	344,267	841,527	463,012	385,815	848,827
Allocation of shares to participants	41,548	(41,548)	—	41,548	(41,548)	—
Purchases of shares for existing participants	55,250	—	55,250	35,717	—	35,717
Distributions of shares to former participants	(23,153)	—	(23,153)	(43,017)	—	(43,017)
Ending balance	570,905	302,719	873,624	497,260	344,267	841,527

401(k) Plan

The Company maintains a 401(k) plan for the benefit of substantially all of the employees of the Bank. That plan allows employee contributions up to a maximum of $15,500 per year and contains provisions for catch-up contributions as currently permitted by applicable regulations. The Company may make a discretionary matching contribution. In the first nine months of fiscal 2009, the Company made matching contributions to eligible employees equal to 50% of the first 6% of compensation contributed and made matching contributions to eligible employees equal to 50% of the first 3% of compensation contributed in the last three months of fiscal year 2009. For fiscal years 2008 and 2007 the Company made matching contributions to eligible employees equal to 50% of the first 6% of compensation contributed. The matching contributions may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year.

The Company also sponsored a 401(k) plan for the benefit of the former employees of HBLS Bank. That plan was utilized from the merger date, October 31, 2007, through the end of the plan year in December 2007. The former employees of HBLS Bank started participating in the Company’s existing 401(k) plan in January 2008 and the Company subsequently merged the HBLS Bank plan into its existing 401(k) plan during June 2008. The Company also sponsored a 401(k) plan for the benefit of the former employees of OC Financial. That plan was utilized from the merger date, June 30, 2008, through the end of the plan year in December 2008. The former employees of OC Financial started participating in the Company’s existing 401(k) plan in January 2009 and the Company will merge the OC Financial plan into its existing 401(k) plan during the first quarter of fiscal year 2010.

For 2009, 2008 and 2007, 401(k) expense was $762, $1,008 and $266.

Employee Stock Purchase Plan

The Company established the First Place Financial Corp. Employee Stock Purchase Plan (ESPP) effective May 1, 2004. The purpose of the plan is to provide employees of the Company with an opportunity to purchase shares of the Company’s common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase the Company’s common stock. An amount of 150,000 shares of common stock in the aggregate have been approved for the ESPP. The ESPP was made available to employees in August 2004. As of June 30, 2009, 31,444 shares had been purchased under this plan, and 118,556 shares remained available for purchase.

Notes To Consolidated Financial Statements

NOTE 13 — RELATED PARTY TRANSACTIONS
(Dollars in thousands)

In the ordinary course of business, the Company has granted loans to executive officers, directors and their related business interests. A summary of related party loan activity is as follows:

	2009	2008
Balance at beginning of year	$2,023	$2,552
New loans	1,503	2
Effect of changes in related parties	—	(404)
Repayments	(1,389)	(127)
Balance at end of year	$2,137	$2,023

At June 30, 2009 and 2008, deposits from executive officers, directors and their related business interests were $6,100 and $4,455, respectively.

NOTE 14 — STOCK COMPENSATION PLANS

(Dollars in thousands, except per share data)

On July 2, 1999 the shareholders approved and the Board of Directors established the 1999 Incentive Plan (1999 Plan). The 1999 Plan provided the Board with the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to the Company. The awards authorized included incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the Recognition and Retention Plan. The 1999 Plan originally authorized 1,124,125 shares of stock for options and 449,650 for grants or a total of 1,573,775. Subsequent to the establishment of the plan 587,500 shares were added to the shares available for stock options due to a merger. Stock options and stock grants reduce the shares available for grant while awards which are forfeited increase the shares available for grant. As of June 30, 2009, there were no shares available to be awarded as stock grants and there were no shares available to be awarded as stock options under the 1999 Plan.

On October 28, 2004, the shareholders of the Company approved the creation of the 2004 Incentive Plan (2004 Plan). The structure and provisions of this plan are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock awards. A total of 1,000,000 shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2009, a total amount of 300,155 shares have been awarded as stock options, 66,742 options have been forfeited and 766,587 shares are available to be awarded under the 2004 Plan.

Stock Options

The Company has issued incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Option awards become exercisable in accordance with the vesting schedule determined on the grant date of the award. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Notes To Consolidated Financial Statements

NOTE 14 — STOCK COMPENSATION PLANS - (continued)

Following is stock option activity under the plans during the years ended June 30:

	Total stock options outstanding
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at beginning of year	698,371	$14.72	750,787	$14.71	764,084	$13.47
Forfeited	(43,944)	16.51	(19,400)	20.47	(3,771)	21.35
Exercised	—	—	(61,550)	12.18	(110,540)	12.44
Granted	173,068	11.71	28,534	13.34	101,014	21.85
Stock options outstanding at end of year	827,495	13.99	698,371	14.72	750,787	14.71
Stock options exercisable at end of year	571,811		553,401		594,543

	2009	2008	2007
Weighted average fair value of stock options granted during the year	$3.17	$2.15	$5.44

The Company’s current practice for stock option exercises is to issue shares out of treasury stock. At June 30, 2009, the Company had 1,141,403 treasury shares available for future stock option exercises.

The fair value of stock options granted during fiscal 2009, 2008 and 2007 was determined at the date of grant using the Black-Scholes option-pricing model and the following range of assumptions:

	2009	2008	2007
Expected average risk-free interest rate	2.20% – 3.75%	2.58% – 2.88%	4.46% – 4.88%
Expected average life	6.4 – 6.5 years	6.3 years	6.0 years
Expected volatility	29.18% – 45.51%	27.23% – 28.88%	24.03% – 24.71%
Expected dividend yield	1.79% – 6.49%	4.97% – 5.36%	2.56% – 2.95%

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

Notes To Consolidated Financial Statements

NOTE 14 — STOCK COMPENSATION PLANS - (continued)

Proceeds, related tax benefits recognized and intrinsic value of stock options exercised were as follows for the year ended June 30:

	2009	2008	2007
Proceeds from options exercised	$—	$750	$1,375
Related tax benefit recognized	$—	$90	$316
Intrinsic value of options exercised	$—	$267	$1,174

Stock options outstanding at June 30, 2009 were as follows:

	Outstanding		Exercisable
Range of Exercise prices	Shares	Weighted Average Remaining contractual life (in years)	Shares	Weighted Average exercise price
$ 2.24 – 12.00	84,065	2.5	72,065	$11.06
12.01 – 15.00	542,972	2.8	377,931	12.34
15.01 – 18.00	23,625	1.3	22,616	17.25
18.01 – 21.00	101,000	4.6	98,200	19.28
21.01 – 23.72	75,833	7.0	999	21.86
Total	827,495	3.3	571,811	$13.59
Aggregate intrinsic value	$7		$—

The weighted average remaining contractual life of exercisable stock options outstanding was 1.9 years. Substantially all of the options outstanding are expected to vest. Information pertaining to the Company’s method of accounting for stock options is included in Note 1 — Summary of Significant Accounting Policies under the heading “Stock Compensation”.

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

Compensation expense for grants is based on the market value of the shares at the date of the grant, which approximates fair value, and is recognized over the vesting period of the grant. Unearned compensation is reported as a reduction of additional paid in capital. Compensation expense for shares granted under the Recognition and Retention Plan was $60, $61 and $66 for 2009, 2008, and 2007.

Notes To Consolidated Financial Statements

NOTE 14 — STOCK COMPENSATION PLANS - (continued)

Following is a summary of the issued and unvested common stock grant activity during the years ended June 30:

	2009		2008
	Shares	Weighted Average Grant-date Fair Value	Shares	Weighted Average Grant-date Fair Value
Issued and unvested common stock grants at beginning of year	11,472	$21.57	12,907	$21.54
Shares granted during the period	72,645	3.95	—	—
Shares forfeited during the period	(2,004)	21.52	(1,093)	21.86
Shares vested during the period	(667)	19.39	(342)	19.43
Issued and unvested common stock grants at end of year	81,446	$5.87	11,472	$21.57

The total fair value of shares vested during the years ended June 30, 2009 and 2008 was $4 and $5.

Compensation costs for all share-based plans were as follows:

	2009		2008		2007
	Stock Options	Stock Grants	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation costs recognized in income	$276	$60	$220	$61	$224	$66
Related tax benefit recognized in income	—	21	—	21	—	23

As of June 30, 2009, the total unrecognized compensation cost related to nonvested stock-based awards was $816 with a weighted average expense recognition period of 2.2 years. The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is summarized as follows:

Years ending June 30,	Stock Options	Stock Grants	Total Awards
2010	$236	$100	$336
2011	134	53	187
2012	123	53	176
2013	12	53	65
2014	—	52	52
Total	$505	$311	$816

NOTE 15 — COMMITMENTS, CONTINGENCIES AND GUARANTEES

(Dollars in thousands)

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

Notes To Consolidated Financial Statements

NOTE 15 — COMMITMENTS, CONTINGENCIES AND GUARANTEES - (continued)

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

The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2009		2008
	Fixed rate	Variable Rate	Fixed rate	Variable rate
Commitments to make loans	$159,177	$29,287	$78,444	$40,751
Construction loan funds not yet disbursed	22,270	43,274	32,146	106,441
Unused lines of credit and letters of credit	59,311	183,633	52,599	243,694
Mortgage loan sales commitment	245,975	228	6,052	—
Mortgage-backed securities sales commitment	211,000	—	42,000	—

Commitments to make loans are generally made for periods of 60 days or less. The fixed rate loan commitments have interest rates ranging from 2.25% to 12.75% and maturities ranging from 5 years to 40 years. The commitments to sell mortgage-backed securities have been established with like maturity and coupon to the commitments to make loans and as of June 30, 2009, have a maturity of less than 90 days.

The Company issues standby letters of credit for commercial customers to third parties to guarantee the performance of customers to those third parties. If the customer fails to perform, the Company performs in its place and treats the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria as commercial loans. Therefore, these standby letters of credit represent the same risk to the Company as a loan to that commercial loan customer would. At June 30, 2009, the Company had $4,345 in standby letters of credit outstanding with an average remaining term of 6 months. At June 30, 2008 the Company had $2,237 in standby letters of credit outstanding with an average remaining term of 11 months. While no liability has been recorded for the nominal amount of this obligation, the fair value of the obligation has been recorded in the form of unearned fees. A nominal amount has been established for the estimated loss allowance on these letters of credit and deferred fees amounted to $17 in 2009 and $1 in 2008.

The Company has originated and sold certain loans for which the buyer has limited recourse to the Company in the event the loans do not perform as specified in the agreements. As of June 30, 2009, these loans have an aggregate principal balance of $139,469 and the maximum contractual loss exposure for the Company is $33,207. An estimated loss allowance of $96 has been established in recognition of this contingent liability as of June 30, 2009. As of June 30, 2008 the Company had limited recourse on loans with an aggregate principal balance of $294,059 and the maximum contractual loss exposure for the Company was $55,772. An estimated loss allowance of $106 had been established in recognition of this liability as of June 30, 2008.

Notes To Consolidated Financial Statements

NOTE 16 — INTEREST RATE SWAPS

(Dollars in thousands)

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

The amount of the loss on the termination of interest rate swaps reclassified into interest expense in 2009, 2008 and 2007 was $917, $935 and $954, respectively. Net income for the same years was reduced by $596, $608 and $620, net of income taxes. The amount of remaining losses on the termination of interest rate swaps to be recorded in other comprehensive income was $595 and $1,191 as of June 30, 2009 and 2008, respectively. The amount of the loss expected to be reclassified into interest expense in 2010 is $916 or $595 net of income taxes.

NOTE 17 — REGULATORY REQUIREMENTS

(Dollars in thousands)

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

Under Office of Thrift Supervision (OTS) regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are both well-capitalized and given favorable qualitative examination ratings by the OTS. During fiscal 2009, the Bank paid a dividend of $3,000 to the holding company. As of June 30, 2009, the Bank is not able to pay any dividends without the prior approval of the OTS. Future dividend payments by the Bank will be based on future earnings and the approval of the OTS.

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

Notes To Consolidated Financial Statements

NOTE 17 — REGULATORY REQUIREMENTS - (continued)

The tables below present the actual capital levels of the Bank as of June 30, 2009. At year end, the Bank is considered to be well capitalized.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk weighted assets)	$301,848	12.37%	$195,164	8.00%	$243,955	10.00%
Tier 1 capital less deductions (to risk weighted assets)	274,033	11.23	97,580	4.00	146,370	6.00
Tier 1 capital (to adjusted total assets)	274,510	8.16	134,540	4.00	168,175	5.00
Tangible capital (to adjusted total assets)	274,510	8.16	50,453	1.50

The table below presents the actual capitalized levels of the Bank and OC Bank on a combined basis as of June 30, 2008. The Bank and OC Bank were merged effective July 11, 2008. As of June 30, 2008, the combined capital levels of the Bank and OC Bank would be considered to be well capitalized. In addition, the Bank and OC Bank were considered to be well capitalized when considered separately.

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

As of June 30, 2009, the Parent Company is not able to pay any dividends or incur additional debt without the prior approval of the OTS. Future dividend payments or debt issuances by the Parent Company will be based on future earnings and the approval of the OTS.

Notes To Consolidated Financial Statements

NOTE 17 — REGULATORY REQUIREMENTS - (continued)

Cash

The Bank is required to maintain cash on hand or on deposit with the Federal Reserve Bank to meet reserve requirements under Regulation D of the Federal Reserve System. Cash on hand and in banks includes $4,836 at June 30, 2009, which was required to be on deposit with the Federal Reserve Bank and was not available for other purposes. During fiscal 2009, the Federal Reserve Bank started paying interest at current federal funds rates compared with not earning interest in fiscal 2008.

NOTE 18 — PARTICIPATION IN THE U.S. DEPARTMENT OF THE TREASURY’S TROUBLED ASSET RELIEF PROGRAM

(Dollars in thousands, except per share data)

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (2008 Act), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the provisions included in the 2008 Act is the Troubled Asset Relief Program, or more specifically, the U.S. Department of the Treasury’s (Treasury) Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. On March 13, 2009, the Company completed the issuance of 72,927 shares of Series A perpetual preferred stock and related common stock warrant under the CPP. The perpetual preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter. The liquidation preference amount is $1,000 per share or $72,927 in the aggregate. The warrant represents the right to purchase 3,670,822 shares of the Company’s common stock at an initial exercise price of $2.98 per share. The proceeds were recorded in equity based on the relative fair value of the preferred stock and the related warrant, which were $69,059 for the preferred stock and $3,868 for the warrant. The fair value of the preferred shares was calculated using a discounted cash flow analysis. The discount rate used in the analysis was based on a group of similarly rated preferred securities in the banking sector. The fair value of the warrant was calculated using a Black-Scholes option pricing model. The warrant valuation model required several inputs as of the date of issuance, including a risk free rate of 1.87%, dividend yield of 1.68%, the warrant’s expected life of 5.0 years, and a volatility factor of 50.136. Preferred stock dividends, and the accretion of the discount, were $1,297 during 2009. In accordance with NASDAQ market rules, the warrant was approved by shareholders at a special shareholders’ meeting held on June 3, 2009 for which a definitive proxy was filed on May 5, 2009.

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

NOTE 19 — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES

(Dollars in thousands)

The Company elected to account for certain securities and loans held for sale at fair value effective July 1, 2008 under SFAS 159. The securities selected for the fair value option included the Company’s shares of Fannie Mae perpetual preferred stock, which have since been completely liquidated, and shares held in a mortgage-backed securities mutual fund. The securities chosen for the fair value option had no stated maturity and were negatively impacted by recent turmoil in the credit and housing markets. By electing the fair value option for these securities, the subjectivity of other-than-temporary impairment analysis was eliminated. The selection of loans held for sale to be accounted for under the fair value option was to achieve a better match with the fair value accounting historically used on the commitments to sell these loans. The following table summarizes the impact

Notes To Consolidated Financial Statements

NOTE 19 — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES - (continued)

of adopting the fair value option for certain securities and loans held for sale. Amounts shown represent the carrying value of the affected instruments before and after the changes in accounting from the adoption of SFAS 159.

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

Under SFAS 157, the Company grouped assets and liabilities recorded at fair value into three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered highest and level 3 considered lowest). A brief description of each level follows:

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

Notes To Consolidated Financial Statements

NOTE 19 — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES - (continued)

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and liabilities measured on a recurring basis
Assets measured at fair value:
Trading securities
Mortgage-backed securities mutual fund	$11,786	$11,786	$—	$—
Available for sale securities
U.S. Government agencies and other government sponsored enterprises	4,582	—	4,582	—
Obligations of states and political subdivisions	62,946	—	62,946	—
Trust preferred securities	8,267	—	7,847	420
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	—	188,722	—
Common stocks	297	—	297	—
Loans held for sale	376,406	—	376,406	—
Derivatives – mortgage-backed securities sales commitments	2,544	—	2,544	—
Derivatives – commitments to make loans	427	—	427	—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

2009
Balance at beginning of year	$—
Gross gains included in other comprehensive income	20
Transfers in to and/or (out) of Level 3	400
Balance at end of year	$420

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3

Assets and liabilities measured on a nonrecurring basis
Assets measured at fair value:
Impaired loans, net of allowance	$26,734	—	—	$26,734
Mortgage servicing assets	5,411	—	—	5,411

Notes To Consolidated Financial Statements

NOTE 19 — FAIR VALUE OF FINANCIAL ASSETS AND LIABILITIES - (continued)

Securities — Certain securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and classified as trading securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 trading securities include the Company’s investment in a mortgage-backed securities mutual fund. The remaining securities in the Company’s investment portfolio are classified as available for sale. Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of state and political subdivisions, equity securities, trust preferred securities, mortgage-backed securities and collateralized mortgage obligations. Recurring Level 3 available for sale securities include the Company’s investment in a single trust preferred security.

Loans held for sale — Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At June 30, 2009, the aggregate unpaid principal balance exceeded the fair value of loans held for sale by $155. The amount of the adjustment for fair value for 2009 was $4,147 and is included in the Consolidated Statements of Income under the caption Mortgage Banking Gains.

Impaired loans — Impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans and had a carrying value of $38,397 including a valuation allowance of $11,663. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. During 2009, net nonrecurring fair value losses of $8,000 were recorded within the provision for loan losses on loans measured for impairment under Statement of Financial Accounting Standards No. 114 using the fair value of the collateral.

Mortgage servicing assets — Mortgage servicing assets of $20,114 represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $952 in impairment losses for 2009 and the valuation allowance at June 30, 2009 was $1,052. Mortgage servicing assets of $14,276 are valued at amortized cost.

Mortgage banking derivatives — The Company enters into commitments with customers to make loans as a part of its residential lending program. These commitments are considered derivative instruments for those loans intended to be held for sale. The Company also enters into forward commitments for the future delivery of residential mortgage loans when interest rate locks are entered into in order economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These forward contracts are also derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial position as indicated in the table above on a recurring basis. Fair value adjustments related to these mortgage banking derivatives are recorded in current period earnings as an adjustment to mortgage banking gains. For the year ended June 30, 2009, the Company had $4,198 in losses attributed to the fair value adjustments of derivatives, while gains on sales of loans were $18,663. At June 30, 2009, no derivatives were designated as cash flow hedges or fair value hedges.

Notes To Consolidated Financial Statements

NOTE 20 — FAIR VALUES OF FINANCIAL INSTRUMENTS

(Dollars in thousands)

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at June 30, 2009 and 2008:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	$38,321	$38,321	$59,483	$59,483
Interest-bearing deposits in other banks	56,614	56,614	4,151	4,151
Federal funds sold	—	—	5,608	5,608
Trading securities	11,786	11,786	—	—
Securities available for sale	264,814	264,814	284,433	284,433
Loans held for sale	376,406	376,406	72,341	72,630
Loans, net	2,428,864	2,498,517	2,620,561	2,676,642
Federal Home Loan Bank stock	36,221	N/A	35,761	N/A
Derivative assets	2,544	2,544	962	962
Other financial assets	12,629	12,629	14,090	14,090
Financial liabilities
Demand and savings deposits	$(1,103,348)	$(1,103,348)	$(1,244,361)	$(1,244,361)
Time deposits	(1,332,253)	(1,345,895)	(1,124,731)	(1,126,568)
Short-term borrowings	(323,458)	(325,180)	(197,100)	(196,861)
Long-term debt	(335,159)	(355,236)	(424,374)	(444,446)
Derivative liabilities	(427)	(427)	(497)	(497)
Other financial liabilities	(9,429)	(9,429)	(7,580)	(7,580)

N/A — Not applicable.

The methods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale and commitments to purchase/sell/originate loans and mortgage-backed securities is based on market quotes. The fair value of Federal Home Loan Bank stock has been estimated however there are restrictions on its transferability. Fair value of securities sold under agreements to repurchase, borrowings and junior subordinated debentures is based on current rates for similar financing.

Notes To Consolidated Financial Statements

NOTE 21 — OTHER ASSETS

(Dollars in thousands)

The following table presents the components of other assets included in the Consolidated Statements of Financial Condition:

	At June 30,
	2009	2008
Company-owned life insurance	$33,422	$32,095
Mortgage servicing assets	20,114	14,272
Real estate owned	36,790	23,695
Other	37,369	27,803
Total other assets	$127,695	$97,865

Real estate owned assets are initially recorded at the fair value less estimated selling costs. If the fair value declines after the asset is acquired, a valuation allowance is recorded through expense.

Activity in the valuation allowance follows at June 30:

	2009	2008	2007
Beginning balance	$852	$181	$197
Provisions charged to expense	4,554	1,558	4
Reductions due to sales of real estate owned	(538)	(887)	(20)
Ending balance	$4,868	$852	$181

NOTE 22 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION

(Dollars in thousands)

Condensed Parent Company financial information is as follows:

CONDENSED STATEMENTS OF FINANCIAL CONDITION

At June 30,	2009	2008
Assets
Cash and due from banks	$46,794	$8,485
Securities available for sale	297	3,320
Notes receivable from banking subsidiaries	5,098	5,119
Investment in banking subsidiaries	284,093	352,643
Investment in other subsidiaries	4,562	10,643
Other assets	4,919	7,105
Total assets	$345,763	$387,315
Liabilities and shareholders’ equity
Junior subordinated debentures owed to unconsolidated trusts	$61,856	$61,856
Accrued expenses and other liabilities	2,428	6,492
Total liabilities	64,284	68,348
Shareholders’ equity	281,479	318,967
Total liabilities and shareholders’ equity	$345,763	$387,315

Notes To Consolidated Financial Statements

NOTE 22 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF INCOME

Years ended June 30,	2009	2008	2007
Income
Interest income	$413	$447	$848
Dividends from banking subsidiary	3,000	3,000	20,000
Dividends from nonbank subsidiaries	350	1,500	—
Income from unconsolidated affiliates	102	123	114
Net gain on sale of securities	325	760	—
Other operating income (loss) nonbank	(482)	(152)	472
Other-than-temporary impairment of securities	(1,159)	(183)	—
Total income	2,549	5,495	21,434
Expenses
Interest expense	3,422	3,934	4,103
Merger related costs	1,109	1,176	—
Other expenses	1,293	852	511
Total expenses	5,824	5,962	4,614
Income (loss) before income taxes	(3,275)	(467)	16,820
Income tax expense (benefit)	(2,302)	(1,702)	(1,170)
Income (loss) before undistributed net earnings of subsidiaries	(973)	1,235	17,990
Increase (decrease) in undistributed net earnings of banking subsidiaries	(103,380)	10,079	6,390
Increase (decrease) in undistributed net earnings of nonbank subsidiaries	(6,081)	(524)	1,244
Net income (loss)	(110,434)	10,790	25,624
Preferred stock dividends and accretion	1,297	—	—
Net income (loss) available to common shareholders	$(111,731)	$10,790	$25,624

Notes To Consolidated Financial Statements

NOTE 22 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION - (continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended June 30,	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(110,434)	$10,790	$25,624
Adjustments to reconcile net income (loss) to net cash from operating activities
Equity in undistributed earnings in subsidiaries	109,461	(9,555)	(7,634)
Amortization, net of accretion	32	95	65
Securities (gains)	(325)	(760)	—
Goodwill impairment	75	—	—
Other-than-temporary impairment of securities	1,159	183	—
Change in deferred taxes	261	897	443
Change in other assets	1,889	(447)	(253)
Change in interest payable	(126)	(78)	3
Change in other liabilities	(4,794)	(1,887)	832
Net cash from operating activities	(2,802)	(762)	19,080
Cash flows from investing activities
Proceeds from maturities of securities	2,555	5,312	270
Purchases of securities	—	(2,459)	(2,770)
Investment in banking subsidiary	(31,000)	—	—
Cash (paid) received for acquisitions, net	—	(3,868)	—
Change in loans to Bank	428	404	552
Net cash from investing activities	(28,017)	(611)	(1,948)
Cash flows from financing activities
Purchase of treasury stock	—	(14,116)	(6,543)
Common dividends paid	(3,034)	(10,913)	(10,488)
Preferred dividends paid	(628)	—	—
Proceeds from issuance of preferred stock and common stock warrant	72,927	—	—
Direct costs incurred in connection with issuance preferred stock and warrant	(64)	—	—
Proceeds from stock options exercised	—	750	1,375
Dividends from unearned ESOP shares	(73)	(245)	(253)
Net cash from financing activities	69,128	(24,524)	(15,909)
Net change in cash and due from banks	38,309	(25,897)	1,223
Cash and due from banks at beginning of year	8,485	34,382	33,159
Cash and due from banks at end of year	$46,794	$8,485	$34,382
Supplemental noncash disclosures
Stock portion of acquisition price of OC Financial, Inc.	$—	$7,536	$—

Notes To Consolidated Financial Statements

NOTE 23 — EARNINGS PER COMMON SHARE

(Dollars in thousands, except per share data)

The factors used in the earnings per share computation are as follows:

	2009	2008	2007
Basic
Net income (loss) available to common shareholders	$(111,731)	$10,790	$25,624
Average shares outstanding	16,973,270	16,579,748	17,453,871
Average unearned ESOP shares	(334,089)	(369,315)	(417,917)
Average unearned recognition and retention plan shares	(75,445)	(78,235)	(81,150)
Weighted average common shares outstanding – basic	16,563,736	16,132,198	16,954,804
Basic earnings (loss) per common share	$(6.75)	$0.67	$1.51
Diluted
Net income (loss) available to common shareholders	$(111,731)	$10,790	$25,624
Weighted average common shares outstanding – basic	16,563,736	16,132,198	16,954,804
Add dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	—	63,506	216,880
Weighted average common shares outstanding – diluted	16,563,736	16,195,704	17,171,684
Diluted earnings (loss) per common share	$(6.75)	$0.67	$1.49

For 2009 and 2008, either the exercise prices of a number of stock options and stock grants were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be antidilutive to earnings (loss) per common share. Stock options of 827,495 and 222,841 shares of the Company’s common stock were not included in the computation of diluted earnings (loss) per common share for 2009 and 2008, respectively, because they were antidilutive. Stock grants in the amount of 11,472 and 8,801 shares of the Company’s common stock were not included in the computation of diluted earnings (loss) per common share for 2009 and 2008, respectively, because they were antidilutive. The warrant pertaining to the U.S. Treasury’s Capital Purchase Program which would result in the issuance of 3,670,822 common shares was not included in the computation of diluted earnings (loss) per common share for 2009 because it was antidilutive due to the Company being in a net loss position at June 30, 2009.

Notes To Consolidated Financial Statements

NOTE 24 — TOTAL COMPREHENSIVE INCOME

(Dollars in thousands)

The components of total comprehensive income at June 30, net of taxes, which is a component of shareholder’s equity, are as follows:

	2009	2008	2007
Net income (loss)	$(110,434)	$10,790	$25,624
Other comprehensive income (loss):
Changes in unrealized gains (losses) on available for sale securities	3,433	(11,954)	3,682
Less reclassification adjustments for (gains) losses later recognized in income:
Realized gains on sale of available for sale securities	(310)	(742)	(430)
Recognition of other-than-temporary impairment	1,159	8,611	—
Realized losses on termination of interest rate swaps	917	935	954
	5,199	(3,150)	4,206
Tax effect	(1,817)	1,102	(1,494)
Total other comprehensive income (loss)	3,382	(2,048)	2,712
Total comprehensive income (loss)	$(107,052)	$8,742	$28,336

Notes To Consolidated Financial Statements

NOTE 25 — SELECTED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)

	September 30	December 31	March 31	June 30
2009
Total interest income	$44,460	$43,497	$42,408	$41,523
Total interest expense	21,505	22,194	20,723	17,872
Net interest income	22,955	21,303	21,685	23,651
Provision for loan losses	7,351	9,216	6,797	19,620
Net interest income after provision for loan losses	15,604	12,087	14,888	4,031
Valuation adjustments on securities	(9,320)	(2,544)	(489)	(1,090)
Other noninterest income	7,722	7,087	11,625	9,545
Goodwill impairment(1)	—	93,741	—	—
Other noninterest expense	21,360	22,858	23,000	31,000
Income (loss) before income taxes	(7,354)	(99,969)	3,024	(18,514)
Income tax expense (benefit)	(1,195)	(5,872)	483	(5,795)
Net income (loss)	$(6,159)	$(94,097)	$2,541	$(12,719)
Net income (loss) available to common shareholders	$(6,159)	$(94,097)	$2,325	$(13,800)
Basic earnings (loss) per common share	$(0.37)	$(5.68)	$0.14	$(0.83)
Diluted earnings (loss) per common share	$(0.37)	$(5.68)	$0.14	$(0.83)
2008
Total interest income	$48,507	$48,884	$47,421	$44,860
Total interest expense	27,135	27,326	25,586	21,999
Net interest income	21,372	21,558	21,835	22,861
Provision for loan losses	1,961	5,195	4,680	4,631
Net interest income after provision for loan losses	19,411	16,363	17,155	18,230
Valuation adjustments on securities	—	(5,900)	—	(2,711)
Other noninterest income	10,191	6,614	9,936	8,835
Total noninterest expense	20,429	22,455	19,972	21,209
Income (loss) before income taxes	9,173	(5,378)	7,119	3,145
Income tax expense (benefit)	2,919	(2,231)	2,350	231
Net income (loss)	$6,254	$(3,147)	$4,769	$2,914
Net income (loss) available to common shareholders	$6,254	$(3,147)	$4,769	$2,914
Basic earnings (loss) per common share	$0.38	$(0.20)	$0.30	$0.18
Diluted earnings (loss) per common share	$0.38	$(0.20)	$0.30	$0.18

(1)	For more detailed information concerning the goodwill impairment recognized during the quarter ended December 31, 2008, see Note 8 — Goodwill, Core Deposit and Other Intangibles.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Changes in Accountants — On August 28, 2009, as the culmination of a request for proposal process, the Audit Committee of First Place Financial Corp., in concurrence with the full Board of Directors, appointed KPMG LLP as the Company’s independent auditor for the fiscal year ending June 30, 2010 subject to completion by KPMG LLP of its standard client evaluation procedures. The Audit Committee chose not to renew the engagement of Crowe Horwath LLP, which is currently serving as the Company’s independent auditor and notified Crowe Horwath that it would be dismissed as the Company’s independent auditor after completion of the fiscal 2009 engagement and the filing of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. Information concerning the change in auditors is incorporated herein by reference from the Form 8-K filed with the Securities and Exchange Commission on August 31, 2009. The Company anticipates dismissing Crowe Horwath LLP as principal accountants after this Form 10-K is filed and making such disclosure in an amendment to the Form 8-K filed on August 31, 2009. At that time, consistent with Item 304(a)(3) of Regulation SK, the Company will provide Crowe Horwath LLP with a copy of such disclosure and request that Crowe Horwath LLP provide a letter addressed to the Securities and Exchange Commission (the “SEC”) stating whether it agrees with the description of that dismissal along with the description of the disagreements with accountants below and, if not, stating the respects in which it does not agree. Once the letter is made available to the Company, the Company will file the letter with the SEC.

Disagreements with Accountants — On September 1, 2009 Crowe Horwath LLP notified the Company that it was its opinion that the Company had not maintained effective internal control over financial reporting as of June 30, 2009. This was in contrast to Management’s opinion that it had maintained effective internal control over financial reporting as of June 30, 2009. After subsequent discussions, the disagreement remains. The essence of the disagreement concerns a single internal control weakness which resulted in an error in valuing loans held for sale as of June 30, 2009. Crowe Horwath LLP determined that this internal control weakness was a Material Weakness while the Company determined that this internal control weakness was a Significant Deficiency. A detailed explanation of this internal control deficiency follows.

When management prepared financial statements as of June 30, 2009, there was a computational error in determining the fair value of loans held for sale of $2.17 million. The impact of this error was to overstate loans held for sale by $2.17 million and understate the net loss for fiscal 2009 by $1.41 million after considering the impact of income taxes. This error was not identified by First Place Financial Corp.’s internal controls over financial reporting, but was identified by Crowe Horwath LLP as part of their year end audit procedures. This error was corrected prior to the issuance of First Place Financial Corp.’s consolidated financial statements for fiscal 2009. If this error had not been identified and corrected, the net loss for fiscal 2009 would have been understated by $1.41 million or 1.29%. Since the error was detected, additional loan level verification procedures have been implemented which will provide improved internal control over financial reporting in future periods.

The guidance for evaluating internal control weaknesses comes from Auditing Standard No. 5 of the Public Company Accounting Oversight Board. It indicates that, “The severity of a deficiency depends on –

•	Whether there is a reasonable possibility that the company’s controls will fail to prevent or detect a misstatement of an account balance or disclosure; and
•	The magnitude of the potential misstatement resulting from the deficiency or deficiencies.

The severity of a deficiency does not depend on whether a misstatement actually has occurred but rather on whether there is a reasonable possibility that the company’s controls will fail to prevent or detect a misstatement.”

The statement identifies four indicators of a material weakness: fraud on the part of management, restatement of previously issued financial information, identification of a material misstatement by the auditor and ineffective oversight by the audit committee. Only the third indicator applies in this case and it states, “Identification by the auditor of a material misstatement of financial statements in the current period in circumstances that indicate the misstatement would not have been detected by the company’s internal control over financial statements.”

There is no disagreement that the error occurred or that Crowe Horwath discovered it. The disagreement focuses on two issues: first, whether the error was material and second, whether management would have identified the error if Crowe Horwath LLP had not. Management believes that the error was not material as it was only 1.29% of the net loss for the year. In addition, Management believes that existing internal controls would have identified the error in the process of preparing financial results for July 2009 if Crowe Horwath LLP had not. The nature of the process is such that any inaccuracies occurring within one month generally flow into the results the following month. This second issue is a matter of judgment and can never be determined absolutely. Crowe Horwath LLP has taken the position that the error was material and that uncertainty about whether the error would have been discovered by Management is enough to justify the classification of the error as a material weakness.

The Audit Committee discussed this disagreement with Crowe Horwath LLP at their meeting on September 10, 2009. The Company has authorized Crowe Horwath LLP to discuss this issue with KPMG LLP, the successor independent auditors.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

September 14, 2009

The management of First Place Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. First Place Financial Corp.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. First Place Financial Corp.’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of First Place Financial Corp.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of First Place Financial Corp. are being made only in accordance with authorizations of management and directors of First Place Financial Corp.; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of First Place Financial Corp.’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of First Place Financial Corp.’s internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Management has determined that a significant deficiency existed in First Place Financial Corp.’s system of internal control over financial reporting as of June 30, 2009.

When Management prepared financial statements as of June 30, 2009, there was a computational error in determining the fair value of loans held for sale of $2.17 million. The impact of this error was to overstate loans held for sale by $2.17 million and understate the net loss for fiscal 2009 by $1.41 million after considering the impact of income taxes. This isolated error was not identified by First Place Financial Corp.’s internal controls over financial reporting, but was identified by Crowe Horwath LLP as part of their year end audit procedures. This error was corrected prior to the issuance of First Place Financial Corp.’s consolidated financial statements for fiscal 2009. If this error had not been identified and corrected, the net loss for fiscal 2009 would have been understated by $1.41 million or 1.29%. Since the error was detected, additional loan level verification procedures have been implemented which will provide improved internal control over financial reporting in future periods.

Based on Management’s assessment, the criteria discussed above and our determination that the internal control weakness described above was a significant deficiency, management concluded that First Place Financial Corp. did maintain effective internal control over financial reporting as of June 30, 2009.

First Place Financial Corp.’s independent registered public accounting firm has issued its report on the effectiveness of First Place Financial Corp.’s internal control over financial reporting. They have come to a different conclusion because they have determined that the internal control weakness described above was a material weakness. That report follows under the heading, “Report of Independent Registered Public Accounting Firm.”

Steven R. Lewis	David W. Gifford
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Place Financial Corp.
Warren, Ohio

We have audited First Place Financial Corp.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Place Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our audit detected an error in the Company’s computation of the fair value of loans held for sale at June 30, 2009 which resulted in an overstatement of loans held for sale and unrealized gain (loss) on loans held for sale of approximately $2.17 million, before the effect of income taxes. The error was not detected by management but rather as part of our audit. Once brought to management’s attention, the error was corrected in the June 30, 2009 financial statements and increased the Company’s net loss by approximately $1.41 million. If not corrected, the Company’s reported net loss for the year and for the fourth quarter would have been understated by 1.29% and 12.47%, respectively. Based upon the financial significance of the balance of the Company’s loans held for sale, the potential magnitude of an error in determining the fair value of loans held for sale, the magnitude of the error we identified during our audit and the fact that the Company’s internal control over financial reporting processes did not detect that error prior to our identification of it, we have determined it represents a material weakness in the Company’s internal control over financial reporting at June 30, 2009.

As outlined in the preceding “Management Report on Internal Control Over Financial Reporting” and other discussion in Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, the Company concluded the error was not material as it was only 1.29% of the net loss for the year. The Company’s disclosure failed to present the impact of the identified error on its fourth quarter interim operating results or to address the fact that the impact of the identified error is diminished, on a year to date basis, by the severity of the net loss reported by the Company during fiscal 2009, factors we believed important in determining that the matter was a material weakness.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2009 financial statements, and this report does not affect our report dated September 14, 2009 on those financial statements.

In our opinion, because of the effects of the material weakness described above, First Place Financial Corp. has not maintained effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of First Place Financial Corp. as of June 30, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 14, 2009 expressed an unqualified opinion on those consolidated financial statements.

Crowe Horwath LLP
Cleveland, Ohio
September 14, 2009

Changes in Internal Control Over Financial Reporting

The Company evaluates the adequacy of its internal control over financial reporting quarterly. In addition, the Company enhances its internal controls in response to internal control evaluations, internal and external audits and regulatory recommendations. Based on the Company’s assessment, other than discussed above in Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, there have not been any other enhancements in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Section 16(a) Beneficial Ownership Reporting Compliance.

The information required by Item 10 concerning Section 16(a) Beneficial Ownership Reporting Compliance will be included in the proxy statement for the 2009 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference. The proxy statement for the 2009 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

The following table sets forth information regarding the securities authorized for issuance under equity compensation plans at June 30, 2009.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	827,495	$13.99	766,587
Equity compensation plans not approved by shareholders	—	—	—
Total	827,495	$13.99	766,587

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 concerning certain relationships and related transactions will be included in the proxy statement for the 2009 Annual Meeting of Shareholders under the heading “Additional Information About Directors and Executive Officers — Transactions with Certain Related Persons,” and is incorporated herein by reference. The proxy statement for the 2009 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference to “Proposal 2: Ratification of First Place Independent Auditors” section of the proxy statement for the 2009 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below.

Document	Item
Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition as of June 30, 2009 and 2008	Item 8
Consolidated Statements of Income for Years Ended June 30, 2009, 2008 and 2007	Item 8
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2009, 2008 and 2007	Item 8
Consolidated Statements of Cash Flows for Years Ended June 30, 2009, 2008 and 2007	Item 8
Notes to Consolidated Financial Statements	Item 8
Management’s Report on Internal Control Over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm	Item 9A

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
3.1	Amended and Restated Certificate of Incorporation for First Place Financial Corp.	(i)
3.2	First Place Financial Corp. Bylaws	(ii)
3.3	Certificate of Designations of Preferred Stock Series A	(iii)
3.4	Certificate of Amendment of Certificate of Designations of Preferred Stock Series A	(iii)
4.1	Specimen First Place Financial Corp. common stock certificate	(iv)
4.2	Form of Certificate of Preferred Stock Series A	(iii)
4.3	Warrant to Purchase Shares of Common Stock	(iii)
4.4	Amended and Restated Warrant to Purchase Shares of Common Stock	(v)
10.1	Amendment to Employment Agreement between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(vi)
10.2	Amendment to Employment Agreement between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(vi)
10.3	First Place Financial Corp. 1999 Incentive Plan	(vii)
10.4	First Place Financial Corp. 2004 Incentive Plan	(viii)
10.5	Amendment to First Place Financial Corp. change in control severance agreement	(vi)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
10.6	Purchased Securities Agreement, dated March 13, 2009, between First Place Financial Corp. and the United States Department of the Treasury	(iii)
10.7	Securities Purchase Agreement, dated March 13, 2009, between First Place Financial Corp. and the United States Department of the Treasury	(iii)
14	Code of Ethics	(ii)
21	Subsidiaries of Registrant	21
23	Consent of Crowe Horwath LLP	23
31.1	Rule 13a – 14(a) Certification of Chief Executive Officer	31.1
31.2	Rule 13a – 14(a) Certification of Chief Financial Officer	31.2
32.1	Section 1350 Certification of Chief Executive Officer	32.1
32.2	Section 1350 Certification of Chief Financial Officer	32.2
99.1	31 C.F.R. section 30.15 Certification of Principal Executive Officer	99.1
99.2	31 C.F.R. section 30.15 Certification of Principal Financial Officer	99.2

(i)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 9, 2009 and incorporated by reference herein.
(ii)	Filed as an exhibit to the Company’s Annual Report on Form 10-K dated September 7, 2007 and incorporated by reference herein.
(iii)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 17, 2009 and incorporated by reference herein.
(iv)	Filed as an exhibit to the Company’s Form S-1 registration statement filed on September 9, 1998 (File No. 333-63099) pursuant to the Securities Act of 1933, as amended. All of such previously filed documents are hereby incorporated by reference in accordance with Item 601 of Regulation S-K.
(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A dated April 6, 2009 and incorporated by reference herein.
(vi)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 12, 2009 and incorporated by reference herein.
(vii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed May 19, 1999 and incorporated by reference herein.
(viii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed September 27, 2004 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.
By: /s/ Steven R. Lewis Steven R. Lewis President, Chief Executive Officer and Director Date: September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis Steven R. Lewis President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 14, 2009
/s/ David W. Gifford David W. Gifford Chief Financial Officer Date: September 14, 2009
/s/ A Gary Bitonte A. Gary Bitonte Director Date: September 14, 2009
/s/ Donald Cagigas Donald Cagigas Director Date: September 14, 2009
/s/ Marie Izzo Cartwright Marie Izzo Cartwright Director Date: September 14, 2009
/s/ Robert P. Grace Robert P. Grace Director Date: September 14, 2009
/s/ Thomas M. Humphries Thomas M. Humphries Director Date: September 14, 2009
/s/ Earl T. Kissell Earl T. Kissell Director Date: September 14, 2009

/s/ Jeffrey B. Ohlemacher Jeffrey B. Ohlemacher Director Date: September 14, 2009
/s/ E. Jeffrey Rossi E. Jeffrey Rossi Director Date: September 14, 2009
/s/ Samuel A. Roth Samuel A. Roth Chairman of the Board Date: September 14, 2009
/s/ William A. Russell William A. Russell Director Date: September 14, 2009
/s/ Robert L. Wagmiller Robert L. Wagmiller Director Date: September 14, 2009