Form 10-Q
period 2009-09-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2009-11-09
CIK 1068912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

16,973,270 shares of common stock outstanding as of October 31, 2009

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2009	June 30, 2009
ASSETS
Cash and due from banks	$34,869	$38,321
Interest-bearing deposits in other banks	28,595	56,614
Trading securities, at fair value	11,935	11,786
Securities available for sale, at fair value	264,535	264,814
Loans held for sale, at fair value	285,760	376,406
Loans	2,449,937	2,468,444
Less allowance for loan losses	50,643	39,580

Loans, net	2,399,294	2,428,864
Federal Home Loan Bank stock	35,041	36,221
Premises and equipment, net	51,352	52,222
Goodwill	885	885
Core deposit and other intangibles	9,891	10,639
Other assets	123,225	127,695

Total assets	$3,245,382	$3,404,467

LIABILITIES
Deposits
Noninterest-bearing checking	$236,378	$238,417
Interest-bearing checking	180,106	173,376
Savings	406,434	400,424
Money markets	335,116	291,131
Certificates of deposit	1,172,835	1,332,253

Total deposits	2,330,869	2,435,601
Short-term borrowings	288,292	323,458
Long-term debt	335,162	335,159
Other liabilities	12,821	28,770

Total liabilities	2,967,144	3,122,988

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized Fixed Rate Cumulative Perpetual Preferred stock, Series A, $1,000 liquidation preference per share: 72,927 shares issued and outstanding at September 30, 2009 and June 30, 2009	69,296	69,198
Common stock, $.01 par value: 53,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	218,348	218,310
Retained earnings	10,018	17,193
Unearned employee stock ownership plan (ESOP) shares	(3,012)	(3,116)
Treasury stock, at cost: 1,141,403 shares at September 30, 2009 and June 30, 2009	(19,274)	(19,274)
Accumulated other comprehensive income (loss), net	2,681	(1,013)

Total shareholders’ equity	278,238	281,479

Total liabilities and shareholders’ equity	$3,245,382	$3,404,467

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2009	2008
INTEREST INCOME
Loans, including fees	$37,403	$40,561
Securities and interest-bearing deposits
Taxable	2,434	2,652
Tax-exempt	622	662
Dividends	443	585

TOTAL INTEREST INCOME	40,902	44,460

INTEREST EXPENSE
Deposits	10,552	15,221
Short-term borrowings	1,162	1,465
Long-term debt	3,630	4,819

TOTAL INTEREST EXPENSE	15,344	21,505

NET INTEREST INCOME	25,558	22,955
Provision for loan losses	22,500	7,351

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,058	15,604

NONINTEREST INCOME
Service charges and fees on deposit accounts	3,149	2,142
Net gain on sales of securities	—	319
Change in fair value of securities	400	(9,320)
Mortgage banking gains	3,908	1,775
Gain on sale of loan servicing rights	689	—
Loan servicing income (loss)	152	(44)
Other income – bank	1,623	1,689
Insurance commission income	1,289	933
Other income – nonbank subsidiaries	532	908

TOTAL NONINTEREST INCOME	11,742	(1,598)

NONINTEREST EXPENSE
Salaries and employee benefits	9,970	10,627
Occupancy and equipment	3,581	3,399
Professional fees	1,045	845
Loan expenses	1,827	727
Marketing	390	578
Federal deposit insurance premiums	1,443	108
Merger, integration and restructuring	297	45
Amortization of intangible assets	749	806
Real estate owned expense	1,068	1,080
Other	3,955	3,145

TOTAL NONINTEREST EXPENSE	24,325	21,360

LOSS BEFORE INCOME TAX BENEFIT	(9,525)	(7,354)
Income tax benefit	(3,611)	(1,195)

NET LOSS	(5,914)	(6,159)
Preferred stock dividends and discount accretion	1,091	—

LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,005)	$(6,159)

Basic loss per common share	$(0.42)	$(0.37)
Diluted loss per common share	$(0.42)	$(0.37)

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at July 1, 2008	$—	$181	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive income
Net loss				(6,159)				(6,159)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							(987)	(987)
Loss on termination of interest rate swaps reclassified into income, net of tax							150	150

Total comprehensive loss								(6,996)
Adjustment to initially apply the effect of fair value accounting, net of tax				188				188
Dividends declared and paid on common shares ($0.085 per share)				(1,443)				(1,443)
Commitment to release employee stock ownership plan shares (10,387 shares)			5		104			109
Commitment to release recognition and retention plan shares (701 shares)			15					15
Stock option expense			75					75

Balance at September 30, 2008	$—	$181	$214,311	$124,356	$(3,427)	$(19,274)	$(5,232)	$310,915

Balance at July 1, 2009	$69,198	$181	$218,310	$17,193	$(3,116)	$(19,274)	$(1,013)	$281,479
Comprehensive income
Net loss				(5,914)				(5,914)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							3,547	3,547
Loss on termination of interest rate swaps reclassified into income, net of tax							147	147

Total comprehensive loss								(2,220)
Adjustment to apply the effect of Employer’s Accounting for Employee Stock Ownership Plans, net of tax			26					26
Dividends declared and paid on common shares ($0.01 per share)				(170)				(170)
Commitment to release employee stock ownership plan shares (10,387 shares)			(73)		104			31
Commitment to release recognition and retention plan shares (3,878 shares)			25					25
Discount on preferred stock issued	(81)							(81)
Accretion of preferred stock discount	179			(179)				—
Preferred stock dividends accrued				(912)				(912)
Stock option expense			60					60

Balance at September 30, 2009	$69,296	$181	$218,348	$10,018	$(3,012)	$(19,274)	$2,681	$278,238

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)	Three months ended September 30,
	2009	2008
Cash flows from operating activities:
Net cash from operating activities	$91,269	$17,073

Cash flows from investing activities:
Securities:
Proceeds from sales and redemptions	250	2,233
Proceeds from maturities, calls and principal paydowns	14,111	12,079
Purchases	(7,287)	(19,690)
Net change in interest-bearing deposits in other banks	28,019	(1,841)
Net change in Federal Funds Sold	—	5,458
Net change in loans	2,287	3,787
Proceeds from sales of real estate owned	9,470	3,944
Premises and equipment expenditures, net	(538)	(1,385)
Proceeds from sale of premises held for sale	—	67
Investment in nonbank affiliates	—	(115)

Net cash from investing activities	46,312	4,537

Cash flows from financing activities:
Net change in deposits	(104,742)	36,545
Net change in short-term borrowings	(35,039)	(50,643)
Repayment of long-term debt	(89)	(108)
Common dividends paid	(170)	(1,443)
Preferred dividends paid	(912)	—
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(81)	—

Net cash used in financing activities	(141,033)	(15,649)

Net change in cash and cash equivalents	(3,452)	5,961
Cash and cash equivalents at beginning of period	38,321	59,483

Cash and cash equivalents at end of period	$34,869	$65,444

Supplemental cash flow information:
Cash payments of interest expense	$19,700	$22,206
Cash payments of income taxes	—	527
Supplemental noncash disclosures:
Loans securitized	—	9,625
Transfer of loans to real estate owned	6,108	7,183
Transfer of loans to real estate held for sale	55	—
Transfer from long-term to short-term borrowings	—	9,716
Allocation of loan basis to mortgage servicing asset	4,296	1,268
Loans held for sale transferred to fair value	—	72,341
Securities available for sale transferred to fair value	—	24,766
Initial application of the effect of fair value accounting, net of tax	—	188

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Significant Accounting Policies

(Dollars in thousands)

Basis of Presentation. The interim unaudited condensed consolidated financial statements have been prepared in conformity with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (SEC). The financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in First Place Financial Corp.’s (the Company or Parent Company) Annual Report on Form 10-K for the year ended June 30, 2009. The interim unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair presentation of the financial condition and results of operations for the periods presented. The results of operations for the interim periods included in the interim unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for a full year.

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc. Active subsidiaries of the Bank include the wholly-owned Ardent Service Corporation and two partially-owned affiliates accounted for under the equity method, 50% owned Bercley Woods Development Company, Ltd. and 99% owned Shiloh Springs, L.P. The Bank also has wholly-owned subsidiaries that are currently inactive including Western Reserve Mortgage Corporation, AutoArm, LLC and Odin Properties, Inc. Wholly owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., Coldwell Banker First Place Real Estate, Ltd. and its subsidiary, First Place Referral Network, Ltd., and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc. The investments of the Company in its wholly owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s employee benefits consulting firm, American Pension Benefits, was sold in June 2009.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying value of impaired loans, the carrying value and amortization of intangibles, useful life and impairment of premises and equipment, the carrying value of goodwill, the determination of an other-than-temporary impairment on investments and valuations of foreclosed assets, mortgage servicing assets, stock options and securitizations. Actual results could differ from those estimates.

Business Segments. While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company's financial service operations are considered by management to be combined in one reportable operating segment.

Subsequent Events. Management has evaluated events and transactions through November 9, 2009, the date the condensed consolidated financial statements were issued, for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at September 30, 2009, including the estimates inherent in the process of preparing condensed consolidated financial statements would be recognized in these condensed consolidated financial statements. Any discovery of evidence about conditions that did not exist at September 30, 2009, but arose thereafter, could be disclosed herein dependent on the nature and financial effect of the event on the Company.

Reclassifications. Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2. Recent Accounting Pronouncements

(Dollars in thousands)

In December 2007, the FASB issued ASC 805 (formerly Statement of Financial Accounting Standards (SFAS) No. 141(R) (revised version of SFAS No. 141), Business Combinations. This pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date. ASC 805 expands on required disclosures to improve the statement user’s abilities to evaluate the nature and financial effects of business combinations. For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009. Since this pronouncement will be applied prospectively, there will be no impact on the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued ASC 810 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements. This pronouncement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. ASC 810 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. ASC 810 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC 810 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities. This pronouncement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements. For more information on the Company’s derivative instruments and hedging activities, see Note 7—Commitments, Contingencies and Guarantees and Note 8 – Fair Value Measurement and Fair Value of Financial Instruments.

In April 2009, the FASB issued ASC 820 (formerly Staff Position SFAS No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This pronouncement affirms the objective of fair value when there is no active market, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless otherwise proven and requires an entity to disclose a change in valuation technique. This pronouncement became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320 (formerly Staff Position SFAS No. 115-2 and SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairment. This pronouncement amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. ASC 320 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly Staff Position SFAS No. 107-1), Interim Disclosures about Fair Value of Financial Instruments. This pronouncement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This position became effective for interim reporting periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), Subsequent Events. This new pronouncement establishes principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855. This pronouncement is effective for interim and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140. SFAS No. 166 changes the way entities account for transfers of financial assets and determines what entities must be consolidated. SFAS No. 166 provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss. SFAS No. 166 removes the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140. This Statement is effective for the first fiscal period beginning after November 15, 2009. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and the transparency involved with Variable Interest Entities. This Statement is effective for the first fiscal period beginning after November 15, 2009. At the present time, the Company has not determined what impact it would have on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), Generally Accepted Accounting Principles – FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification™ is the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification™ is considered nonauthoritative. The Codification™ is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has made the appropriate changes to GAAP references in the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or the Company’s second fiscal quarter of 2010. The Company is currently assessing the impact of ASU 2009-05 on the consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the ASU. This ASU is effective for interim and annual periods ending after December 15, 2009. The Company is currently assessing the impact of ASU 2009-05 on the consolidated financial statements.

Note 3. Securities

(Dollars in thousands)

The fair value and amortized cost of available for sale and trading securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

At September 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Debt securities—available for sale
U.S. Government agencies and other government sponsored enterprises	$4,546	$46	$—	$4,500
Obligations of states and political subdivisions	66,080	1,927	—	64,153
Trust preferred securities	8,914	—	(4,318)	13,232
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	184,671	7,132	—	177,539

Total	264,211	9,105	(4,318)	259,424
Equity securities—available for sale
Common stock	324	27	—	297

Total	324	27	—	297
Equity securities—trading
Mortgage-backed securities mutual fund	11,935	—	—	11,935

Total	11,935	—	—	11,935

Total securities	$276,470	$9,132	$(4,318)	$271,656

At June 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Debt securities—available for sale
U.S. Government agencies and other government sponsored enterprises	$4,582	$82	$—	$4,500
Obligations of states and political subdivisions	62,946	496	(1,205)	63,655
Trust preferred securities	8,267	—	(4,955)	13,222
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	5,107	(171)	183,786

Total	264,517	5,685	(6,331)	265,163
Equity securities—available for sale
Common stock	297	—	—	297

Total	297	—	—	297
Equity securities—trading
Mortgage-backed securities mutual fund	11,786	—	—	11,786

Total	11,786	—	—	11,786

Total securities	$276,600	$5,685	$(6,331)	$277,246

The amortized cost and estimated fair value of debt securities available for sale by contractual maturity at September 30, 2009 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Fair Value	Amortized Cost
Debt securities available for sale
Due in one year or less	$3,619	$3,595
Due after one year through five years	9,703	9,471
Due after five years through ten years	14,520	13,848
Due after ten years	51,698	54,971

	79,540	81,885
Mortgage-backed securities and collateralized mortgage obligations	184,671	177,539

Total	$264,211	$259,424

Debt and mortgage-backed securities with a fair value of $239,855 and $228,654 as of September 30, 2009 and June 30, 2009 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank, borrowings from the Federal Reserve Bank and for other purposes as required or permitted by law.

A review for other-than-temporary impairment was performed as of September 30, 2009 on the $8,914 portfolio of trust preferred securities, which has declined in value by $4,318 from a cost basis of $13,232. The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa2 or higher by Moody’s, which are within the Company’s investment policy guidelines. Each of the issuers is a recipient of the U.S. Treasury Department’s TARP funding and has not deferred interest on their obligations. The $4,318 decline over the past several quarters is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. As this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. As interest rates return to historically normal levels, this portfolio is expected to recover. The Company does not intend to sell and it is more likely than not that it will not be required to sell prior to their recovery and thus no other-than-temporary impairment has been recognized in the current quarter. The Company will continue to monitor these securities and the events and conditions which have an impact on their values and make impairment decisions as necessary prospectively.

Note 4. Loans

(Dollars in thousands)

Loans were as follows:

	September 30, 2009	June 30, 2009
One-to four-family residential real estate loans:
Permanent financing	$785,645	$803,555
Construction	59,776	47,726

Total	845,421	851,281
Commercial loans:
Multifamily real estate	111,270	111,281
Commercial real estate	880,807	875,836
Commercial construction	69,026	68,315
Commercial non real estate	182,305	189,083

Total	1,243,408	1,244,515
Consumer loans:
Home equity lines of credit	210,739	215,136
Home equity loans	125,306	129,661
Automobiles and other	25,063	27,851

Total	361,108	372,648

Total loans	$2,449,937	$2,468,444

Activity in the allowance for loan losses was as follows:

	Three months ended September 30,
	2009	2008
Beginning of period	$39,580	$28,216
Provision for loan losses	22,500	7,351
Loans charged-off	(11,515)	(4,205)
Recoveries	78	66

End of period	$50,643	$31,428

Impaired loans were as follows:

	September 30, 2009	June 30, 2009
Loans with no allocated allowance for loan losses	$16,018	$12,494
Loans with allocated allowance for loan losses	48,815	38,397

Total	$64,833	$50,891

Amount of the allowance for loan losses allocated	$9,969	$11,663

Nonperforming loans were as follows:

	September 30, 2009	June 30, 2009
Nonaccrual loans	$116,487	$92,752
Troubled debt restructuring	10,253	10,476

Total nonperforming loans	$126,740	$103,228

There were $516 of loans past due over 90 days and still accruing interest as of September 30, 2009 and $503 as of June 30, 2009.

Included in nonperforming loans at September 30, 2009 were two loans totaling $7,454. In the third quarter of fiscal 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received replacement collateral from the borrower, the value of which purportedly exceeded the loan balance. The Company placed these loans on nonaccrual and nonperforming status during the fourth quarter of fiscal 2009. An involuntary bankruptcy petition filed against the borrower was upheld during the first fiscal quarter of 2010. The Company is not assured of maintaining its lien on the replacement collateral. The Company is investigating taking legal action against parties other than the borrower that may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company believes, based on consultation with legal counsel, that it is probable a court would determine the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at September 30, 2009.

Note 5. Mortgage Servicing Assets

(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Three months ended September 30,
	2009	2008
Servicing rights:
Beginning of period	$20,114	$14,272
Additions	4,296	1,268
Net change in valuation allowance	(112)	(292)
Amortized to expense	(1,334)	(791)

End of period	$22,964	$14,457

The fair value of mortgage servicing assets was $24,973 at September 30, 2009 and $22,041 at June 30, 2009 as determined by an independent third party appraisal.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three months ended September 30,
	2009	2008
Beginning of period	$1,052	$100
Additions expensed	112	292
Reductions credited to expense	—	—

End of period	$1,164	$392

Loans serviced for others, which are not reported as assets, totaled $2,340,400 and $2,052,135 at September 30, 2009 and June 30, 2009, respectively. Noninterest-bearing deposits included $18,757 and $17,892 of custodial account deposits related to loans serviced for others as of September 30, 2009 and June 30, 2009, respectively.

Note 6. Short-term Borrowings and Long-term Debt

(Dollars in thousands)

Following is a summary of short-term borrowings and long-term debt:

	September 30, 2009	June 30, 2009
Short-term borrowings:
Federal Home Loan Bank advances	$137,036	$153,993
Securities sold under agreement to repurchase	34,256	33,165
Federal funds purchased	117,000	136,300

Total	$288,292	$323,458

Long-term debt:
Federal Home Loan Bank advances	$223,306	$223,303
Securities sold under agreement to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856

Total	$335,162	$335,159

The Bank has a borrowing capacity of approximately $403,000 with the Federal Home Loan Bank and is collateralized by real estate and commercial loans with a carrying value of approximately $1,847,000, securities with a fair value of approximately $29,000 and by the Company’s stock in the Federal Home Loan Bank. The Bank has approximately $433 thousand available at September 30, 2009. The Bank also has a borrowing capacity of approximately $150,000 with the Federal Reserve Bank through its discount window borrowing program collateralized by consumer loans with a carrying value of approximately $296,000, with approximately $33,000 available at September 30, 2009. In addition, the Bank has a $10,000 unsecured line of credit with a commercial bank, all of which was available at September 30, 2009.

Note 7. Commitments, Contingencies and Guarantees

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

The financial instruments with off-balance sheet risk as of September 30, 2009 were as follows:

	Contractual amount	Current asset/ (liability) value
Commitments
Commitments to make loans	$279,873	$2,301
Construction loan funds not yet disbursed	66,909	—
Unused lines of credit and letters of credit	267,662	(45)
Mortgage loan sales commitment	158,957	(3,351)
Mortgage-backed securities sales commitment	214,000	(3,595)
Guarantees
Loans sold with recourse	121,247	(81)
Standby letters of credit	4,214	(18)

The Company has originated and sold certain loans for which the buyer has recourse to the Company in the event the loans do not perform as specified in the agreements or if there is noncompliance with the buyer’s underwriting specifications. Depending on the agreement, recourse may be limited to a predetermined length of time or over the entire life of the loan. Therefore, these sold loans with limited recourse represent a risk to the Company and a liability has been established to recognize any credit losses.

Note 8. Fair Value Measurement and Fair Value of Financial Instruments

(Dollars in thousands)

Fair Value Measurement

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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at September 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a recurring basis
Trading securities
Mortgage-backed securities mutual fund	$11,935	$11,935	$—	$—
Securities available for sale
U.S. Government agencies and other government sponsored enterprises	4,546	—	4,546	—
Obligations of states and political
Subdivisions	66,080	—	66,080	—
Trust preferred securities	8,914	—	8,464	450
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	184,671	—	184,671	—
Common stocks	324	—	324	—
Loans held for sale	285,760	—	285,760	—
Derivatives – mortgage-backed securities sales commitments	(3,595)	—	(3,595)	—
Derivatives – commitments to make loans	2,301	—	2,301	—

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a recurring basis
Trading securities
Mortgage-backed securities mutual fund	$11,786	$11,786	$—	$—
Securities available for sale
U.S. Government agencies and other government sponsored enterprises	4,582	—	4,582	—
Obligations of states and political
Subdivisions	62,946	—	62,946	—
Trust preferred securities	8,267	—	7,847	420
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	—	188,722	—
Common stocks	297	—	297	—
Loans held for sale	376,406	—	376,406	—
Derivatives – mortgage-backed securities sales commitments	2,544	—	2,544	—
Derivatives – commitments to make loans	427	—	427	—

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Three months ended September 30, 2009	Three months ended September 30, 2008
Balance at beginning of period	$420	$—
Gross gains (losses) included in other comprehensive income	30	—

Balance at end of period	$450	$—

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at September 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a nonrecurring basis
Impaired loans, net of allowance	$38,846	—	—	$38,846
Mortgage servicing assets	6,389	—	—	6,389

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a nonrecurring basis
Impaired loans, net of allowance	$26,734	—	—	$26,734
Mortgage servicing assets	5,411	—	—	5,411

Securities - Certain securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and classified as trading securities. The amount of the adjustment for the fair value for the three months ended September 30, 2009 was a gain of $400 and is included in the Condensed Consolidated Statements of Income under the caption Change in Fair Value of Securities. Fair value measurement is based upon quoted prices for similar assets, if available. If quoted prices are not available, fair values are measured using matrix pricing models, or other model-based valuation techniques requiring observable inputs other than quoted prices such as yield curves, prepayment speeds, and default rates. Recurring Level 1 trading securities include the Company’s investment in a mortgage-backed securities mutual fund. The remaining securities in the Company’s investment portfolio are classified as available for sale. Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of state and political subdivisions, equity securities, trust preferred securities, mortgage-backed securities and collateralized mortgage obligations. Recurring Level 3 available for sale securities include the Company’s investment in a single trust preferred security.

Loans held for sale - Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. Loans held for sale are recorded at fair value based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At September 30, 2009, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $6,881. The amount of the adjustment for fair value for the three months ended September 30, 2009 was a gain of $7,837 and is included in the Condensed Consolidated Statements of Income under the caption Mortgage Banking Gains.

Impaired loans - Impaired loans are measured for impairment using the fair value of the collateral for collateral-dependent loans and had a carrying value of $48,815 including a valuation allowance of $9,969. The Company measures impairment on all nonaccrual loans for which it has established specific reserves as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. Changes in the specifically allocated allowance are recorded within the provision for loan losses and amounted to a reduction of the provision by $1,694 for the three months ended September 30, 2009.

Mortgage servicing assets - Mortgage servicing assets of $22,964 represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $112 in impairment losses for the three months ended September 30, 2009 and the valuation allowance at September 30, 2009 was $1,164. Mortgage servicing assets of $16,467 are valued at amortized cost.

Mortgage banking derivatives - The Company enters into commitments with customers to make loans as a part of its residential lending program. These commitments are considered derivative instruments for those loans intended to be held for sale. The Company also enters into forward commitments for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These forward contracts are also derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial condition as indicated in the table above on a recurring basis. Fair value adjustments related to these mortgage banking derivatives are recorded in current period earnings as an adjustment to mortgage banking gains. For the three months ended September 30, 2009, the Company had $4,445 in gains attributed to the fair value adjustments of derivatives, while losses on sales of loans were $537. At September 30, 2009, no derivatives were designated as cash flow hedges or fair value hedges.

Fair Value of Financial Instruments

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at September 30, 2009 and June 30, 2009:

	September 30, 2009		June 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets
Cash and due from banks	$34,869	$34,869	$38,321	$38,321
Interest-bearing deposits in other banks	28,595	28,595	56,614	56,614
Trading securities	11,935	11,935	11,786	11,786
Securities available for sale	264,535	264,535	264,814	264,814
Loans held for sale	285,760	285,760	376,406	376,406
Loans, net	2,399,294	2,469,744	2,428,864	2,498,517
Federal Home Loan Bank stock	35,041	35,041	36,221	36,221
Derivative assets	2,301	2,301	2,971	2,971
Other financial assets	12,459	12,459	12,629	12,629

Financial liabilities
Demand and savings deposits	$1,158,034	$1,158,034	$1,103,348	$1,103,348
Time deposits	1,172,835	1,184,199	1,332,253	1,345,895
Short-term borrowings	288,292	289,416	323,458	325,180
Long-term debt	335,162	361,101	335,159	355,236
Derivative liabilities	3,595	3,595	—	—
Other financial liabilities	5,927	5,927	9,429	9,429

The methods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of loans held for sale and commitments to purchase/sell/originate loans and mortgage-backed securities is based on market quotes. Fair value of Federal Home Loan Bank stock is based on the redemption value of the FHLB stock. Fair value of securities sold under agreements to repurchase, borrowings and junior subordinated debentures is based on current rates for similar financing.

Note 9. Earnings per Common Share

(Dollars in thousands, except per share data)

The factors used in the earnings (loss) per common share computation are as follows:

	Three months ended September 30,
	2009	2008
Basic:
Net loss attributable to common shareholders	$(7,005)	$(6,159)

Average common shares outstanding	16,973,270	16,973,270
Less: Average unearned ESOP shares	(308,074)	(349,632)
Less: Average unearned recognition and retention plan shares	(71,697)	(76,478)

Weighted average common shares outstanding – basic	16,593,499	16,547,160

Basic loss per common share	$(0.42)	$(0.37)

Diluted:
Net loss attributable to common shareholders	$(7,005)	$(6,159)

Weighted average common shares outstanding – basic	16,593,499	16,547,160
Add: Dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	—	—

Weighted average common shares outstanding – diluted	16,593,499	16,547,160

Diluted loss per common share	$(0.42)	$(0.37)

Because the Company was in a net loss position, all stock options and stock grants of the Company’s common stock and the warrant pertaining to the U.S. Treasury’s Capital Purchase Program were not included in the computation of diluted loss per common share during the quarters ended September 30, 2009 and 2008, respectively, because they were antidilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis represents a review of First Place Financial Corp.’s (the Company) consolidated financial condition and results of operations. This review should be read in conjunction with the condensed consolidated financial statements and footnotes.

Business Overview

The Company was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. At the time of the conversion, the Company had total assets of approximately $610 million. During fiscal year 2000, the Company acquired Ravenna Savings Bank with total assets of $200 million. During fiscal 2001, the Company completed a merger-of-equals with FFY Financial Corp. with total assets of $680 million. During fiscal 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan with total assets of $627 million. During fiscal year 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio with total assets of $360 million. During fiscal year 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation in the greater Flint, Michigan area assuming $200 million in deposits. During fiscal year 2008, the Company acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio with total assets of $53 million and OC Financial, Inc. of Dublin, Ohio with total assets of $68 million.

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one-to-four family residential mortgage loans, commercial and consumer loans. The Company currently operates 44 retail locations, 2 business financial centers and 18 loan production offices located in Ohio, Michigan, Indiana and Maryland with a concentration of banking offices in Northeast Ohio and Southeast Michigan. In addition, the Company owns nonbank subsidiaries that operate in the following industries: real estate brokerage, title insurance, investment brokerage, wealth management and general insurance.

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

Financial Condition

General. Assets totaled $3.245 billion at September 30, 2009, a decrease of $159 million or 4.7% from $3.404 billion at June 30, 2009. The majority of this decrease was due to decreases of $91 million in loans held for sale, $28 million in interest-bearing deposits in other banks and $19 million in portfolio loans while deposits decreased $105 million and short-term borrowings decreased $35 million. The reduction in assets was part of management’s strategy to change the mix of the balance sheet and improve net interest margin.

The following table presents the Company’s financial condition at September 30, 2009 and June 30, 2009, along with selected GAAP financial ratios and measures and other financial measures.

Financial Condition

(Dollars in thousands)

	At September 30,	At June 30,	Increase (Decrease)
	2009	2009	Amount	Percent
Loans	$2,449,937	$2,468,444	$(18,507)	(0.7)%
Assets	$3,245,382	$3,404,467	$(159,085)	(4.7)%
Deposits	$2,330,869	$2,435,601	$(104,732)	(4.3)%
Total equity	$278,238	$281,479	$(3,241)	(1.2)%

Selected GAAP financial ratios and measures and other financial measures
Loans to deposits	105.11%	101.35%
Total equity to total assets	8.57%	8.27%
Total tangible equity to tangible assets	8.27%	7.96%
Nonperforming loans to total loans	5.17%	4.18%
Nonperforming assets to total assets	4.93%	4.11%
Allowance for loan losses to total loans	2.07%	1.60%
Allowance for loan losses to nonperforming loans	39.96%	38.34%

Securities. The Company’s securities balance was relatively unchanged and totaled $276 million at September 30, 2009, compared to $277 million at June 30, 2009. During the first three months of fiscal 2010, the Company purchased $7 million in securities and recognized a $6 million increase in the fair value of securities available for sale while receiving principal paydowns on mortgage-backed securities of $13 million.

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

Loans held for sale. The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loan originations and a portion of its adjustable-rate residential loan originations. During the quarter ended September 30, 2009, the Company sold $507 million in loans compared with sales of $433 million for the quarter ended June 30, 2009 and $255 million for the quarter ended September 30, 2008. The Company was able to increase the level of sales activity during the first fiscal quarter of 2010 compared to the preceding quarter and the same quarter in the prior year due to an increase in market share and continued favorable long-term interest rates.

Loans held for sale totaled $286 million at September 30, 2009, compared to $377 million at June 30, 2009, a decrease of $91 million or 24.1%. The decrease in loans held for sale was primarily due to the sale of the preceding quarter’s higher volume of refinanced loans and a decrease in the volume of loans originated during the current quarter. The Company anticipates that it will continue to sell a majority of the one-to-four family residential loans that it originates.

Loans. The loan portfolio totaled $2.450 billion at September 30, 2009, a decrease of $18 million, or 0.7% from $2.468 billion at June 30, 2009. The decrease in the loan portfolio was due to decreases of $11 million, or 12.3% annualized, in consumer loans, $6 million, or 2.7% annualized, in mortgage and construction loans and $1 million, or 0.4% annualized, in commercial loans. The decrease in consumer and mortgage and construction loans was the result of deteriorating economic conditions and the tightening of credit underwriting standards during the current quarter and fiscal 2009. During the quarter ended September 30, 2009, the mix of the loan portfolio did not change significantly as commercial loans accounted for 50.8% of the loan portfolio, mortgage and construction loans accounted for 34.5% and consumer loans accounted for 14.7%. The Company anticipates the volume of the loan portfolio to remain level or decrease slightly during fiscal 2010 and the mix of the loan portfolio to remain relatively unchanged from the mix at September 30, 2009.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and real estate owned. The following table presents for the periods indicated the total nonperforming loans and nonperforming assets, as well as the allowance for loan losses and selected ratios.

Asset Quality History

(Dollars in thousands)

	9/30/2009	6/30/2009	3/31/2009	12/31/2008	9/30/2008
Nonperforming Assets
Nonaccrual loans	$116,487	$92,752	$66,188	$63,945	$59,832
Troubled debt restructurings	10,253	10,476	3,002	3,006	3,028

Total nonperforming loans	126,740	103,228	69,190	66,951	62,860
Real estate owned	33,123	36,790	34,969	34,801	26,573

Total nonperforming assets	$159,863	$140,018	$104,159	$101,752	$89,433

Allowance for loan losses	$50,643	$39,580	$35,766	$33,577	$31,428

Ratios
Nonperforming loans to total loans	5.17%	4.18%	2.74%	2.56%	2.39%
Nonperforming assets to total assets	4.93%	4.11%	3.08%	3.10%	2.70%
Allowance for loan losses to total loans	2.07%	1.60%	1.41%	1.28%	1.19%
Allowance for loan losses to nonperforming loans	39.96%	38.34%	51.69%	50.15%	50.00%

In the normal course of business, the Company continually works with borrowers in various stages of delinquency. When deemed beneficial for the borrower and the Company, concessions are made through modifications of current loan terms with the intention of maximizing the amounts collected on the loans prospectively. These modified loans are considered troubled debt restructurings under current accounting guidance and are classified as nonperforming loans even if all contractual terms are met. In the current recessionary economy, these restructurings are becoming more prevalent. The Company also works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses. The increase of $23 million or 22.8% in nonperforming loans during the quarter ended September 30, 2009 was composed of $14 million of mortgage and construction loans, $8 million of commercial loans and $1 million of consumer loans. The increase in nonperforming loans was related to a continued decline in the local economies of the Company’s market areas, particularly in the housing markets and automotive industry. This is consistent with both Midwest and national trends. Of the total nonperforming loans at September 30, 2009, 85% were secured by real estate. Real estate loans are generally well secured and if these loans do default, a significant amount of the loan balance will be recovered by liquidating the real estate.

Included in nonperforming loans at September 30, 2009 were two loans totaling $7 million. In the third quarter of fiscal 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received replacement collateral from the borrower, the value of which purportedly exceeded the loan balance. The Company placed these loans on nonaccrual and nonperforming status during the fourth quarter of fiscal 2009. An involuntary bankruptcy petition filed against the borrower was upheld during the first fiscal quarter of 2010. The Company is not assured of maintaining its lien on the replacement collateral. The Company is investigating taking legal action against parties other than the borrower that may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company believes, based on consultation with legal counsel, that it is probable a court would determine the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at September 30, 2009.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses, although the Company has not substantially engaged in high risk products such as subprime loans. Each quarter management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors and historical delinquency and loss trends. The allowance is developed through four specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis, 3) the allowance for non-classified loans (primarily homogenous), and 4) the remaining unallocated balance.

Classified loans with a balance of $1 million or greater are subject to individual analysis under accounting guidance for impaired loans. Loan classifications are those used by regulators consisting of (in order of increasing deterioration) Other Assets Especially Mentioned, Substandard, Doubtful, and Loss. In evaluating each of these loans for impairment, the measure of expected loss is based on i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent.

Classified assets under the $1 million threshold are segregated into twelve loan pools with similar risk characteristics (one-to-four family, construction, home equity, etc.). Weighted historic loss rate factors are developed for each loan pool and classification, which are used to estimate losses and determine an allowance.

For the remaining non-classified loans, a weighted historic net charge off factor is applied to each of the twelve loan segments. Utilizing weighted historic loss data against both classified and non-classified loans captures the more detrimental effects of the current ongoing recession.

The remaining unallocated reserve represents management’s best estimate of other potential risks inherent in the Company’s loan portfolio. Each quarter, management will adjust this amount to be directionally consistent with the changes in the economy and trends in the Company’s asset quality.

Each quarter, management will evaluate trends in regional economic conditions that have the potential to impair the repayment of the loans currently in the Company’s portfolio. These factors will include such things as, but will not be limited to, trends in unemployment, foreclosure and bankruptcy filings, delinquencies, non-performing and criticized loans, and charge-offs. The Company believes these metrics assist in the identification and measurement of possible losses inherent in the loan portfolio that have not yet been identified through management’s routine delinquency monitoring. Based on the direction of these trends, an appropriate reserve will be quantified.

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

The allowance for loan losses was $51 million at September 30, 2009, up from $40 million at June 30, 2009 and $31 million at September 30, 2008. Net charge-offs during the quarter ended September 30, 2009 were $11 million, an increase of $7 million from net charge-offs of $4 million during the quarter ended September 30, 2008. Net charge-offs to average loans increased to 1.85% for the quarter ended September 30, 2009 compared with 0.63% for the quarter ended September 30, 2008. The mix and composition of portfolio loans and nonperforming loans changes from year to year. When the Company sets the allowance for loan losses, it is dependent on a detailed analysis of different ratios, which may not move in the same direction. As a result, the ratio of the allowance for loan losses to nonperforming loans at September 30, 2009 decreased from September 30, 2008 while the ratio of the allowance for loan losses to total loans at September 30, 2009 increased from September 30, 2008. The allowance for loan losses to nonperforming loans was 39.96% at September 30, 2009 compared with 38.34% at June 30, 2009 and 50.00% at September 30, 2008. Additionally, the ratio of the allowance for loan losses to total loans for the Company was 2.07% at September 30, 2009 compared with 1.60% at June 30, 2009 and 1.19% at September 30, 2008. The ratio of nonperforming loans to total loans was 5.17% at September 30, 2009 compared with 4.18% at June 30, 2009 and 2.39% at September 30, 2008.

Real Estate Owned. At September 30, 2009, the Company’s real estate owned (REO) consisted of 236 repossessed properties with a net book value of $33 million. Any initial loss when a property is acquired is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REO. The Company initially records an acquired property at the fair value of the related asset, less estimated costs to sell the property. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The costs to carry REO are charged to expense as incurred.

Real Estate Held for Investment. At September 30, 2009, the Company’s real estate held for investment (REH) consisted of 24 repossessed properties with a net book value of $7 million. Selected properties are transferred to REH primarily due to their ability to generate cash flow from rent receipts. Any initial loss when a property is acquired is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REH. The Company initially records an acquired property at the fair value of the related asset. The Company also depreciates REH properties with depreciation being calculated using the straight-line method based on the estimated useful lives of the assets. Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations. The costs to carry REH are charged to expense as incurred.

Deposits. Total deposits were $2.331 billion at September 30, 2009, a decrease of $105 million or 4.3%, compared to $2.436 billion at June 30, 2009. The decrease in deposits was primarily due to a net decrease of $60 million in deposits from the Company’s retail branch network and a net decrease of $45 million in certificates of deposit acquired through brokers and public funds of the State of Ohio. The net decrease of $60 million in deposits from the Company’s retail branch network was comprised of a decrease of $115 million in higher rate retail and public fund certificates of deposit, partially offset by a $55 million increase in lower rate money market, savings and checking accounts. The net decrease of $45 million in brokered and State of Ohio funds was comprised of a decrease of $65 million in higher rate brokered funds, partially offset by an increase of $20 million in lower rate State of Ohio funds. The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates to determine the most economical source of funding. The Company anticipates that it will continue to consider brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth. The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of its primary regulator, the Office of Thrift Supervision (OTS). The Company currently has an availability of $98 million that could be raised through brokered deposits without prior approval of the OTS.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program, a network of financial institutions that exchange funds among members in order to ensure Federal Deposit Insurance Corporation (FDIC) insurance coverage on customer deposits above the single institution limit. These deposits are considered brokered deposits and are included in the brokered deposit totals above. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. Included in certificates of deposit at September 30, 2009 are CDARS balances of $71 million, a decrease of $40 million from the $111 million at June 30, 2009. With the increase in deposit insurance, many customers have opted to return to the traditional deposit accounts.

Short-term Borrowings and Long-term Debt. During the first three months of fiscal year 2010, short-term borrowings decreased $35 million to $288 million at September 30, 2009, from $323 million at June 30, 2009. During the first three months of fiscal year 2010, long-term debt remained relatively stable at $335 million. The Company uses short-term borrowings and long-term debt as part of its liquidity management, cash flow, and asset/liability management and considers them part of a diversified funding strategy. Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume. Currently, the Parent Company may not incur additional debt without the OTS approval. For additional information on short-term borrowings and long-term debt, see Note 6—Short-Term Borrowings and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements.

Capital Resources. During the first three months of fiscal year 2010, total shareholders’ equity decreased $3 million, or 1.2% to $278 million at September 30, 2009 compared with $281 million at June 30, 2009. The decrease was primarily composed of the current quarter’s net loss of $6 million and $1 million in dividends paid on the Company’s preferred stock, partially offset by an increase of $4 million in unrealized gains on securities available for sale. Total equity to total assets was 8.57% at September 30, 2009, up from 8.27% at June 30, 2009. Total tangible equity to total tangible assets was 8.27% at September 30, 2009, up from 7.96% at June 30, 2009.

In connection with the issuance of the preferred stock and common stock warrant to the Treasury in 2009, the ability to declare or pay dividends on the Company’s common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A preferred shares. The Company’s ability to pay dividends on common shares is further limited by restrictions of the OTS as described below under the heading Liquidity and Cash Flows. In addition, the Company’s ability to repurchase common shares is restricted by the approval of the Treasury and again only if there are no payments in arrears on the Series A preferred share dividends.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At September 30, 2009, the Bank’s capital levels exceeded the levels required to be well-capitalized. A comparison of the Bank’s actual capital ratios to the ratios required to be well-capitalized under OTS regulations at September 30, 2009 follows.

	Actual ratio at September 30, 2009	Actual ratio at June 30, 2009	Well-capitalized ratio
Total capital to risk-weighted assets	12.67%	12.37%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	11.42%	11.23%	6.00%
Tier 1 (core) capital to adjusted total assets	8.35%	8.16%	5.00%

Off-balance Sheet Arrangements

See Note 7—Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Results of Operations

Comparison of the Three Months Ended September 30, 2009 and 2008

The following table presents the Company’s results of operations for the three months ended September 30, 2009 and 2008, along with selected GAAP financial ratios and measures and other financial measures.

Results of Operations

(Dollars in thousands, except per share data)

	For the three months ended September 30,
	2009	2008
Net loss	$(5,914)	$(6,159)
Net loss attributable to common shareholders	$(7,005)	$(6,159)
Loss per common share	$(0.42)	$(0.37)

Selected GAAP financial ratios and measures and other financial measures
Return on average assets	(0.73)%	(0.74)%
Return on average equity	(8.38)%	(7.74)%
Net interest margin	3.38%	3.07%
Efficiency ratio	64.61%	98.16%
Noninterest expense to average assets	2.99%	2.56%

Summary. Net loss for the quarter ended September 30, 2009 was $5.9 million compared with a net loss of $6.2 million for the quarter ended September 30, 2008. The net loss for the first quarter of fiscal 2010 was primarily due to increases of $15.1 million in the provision for loan losses and $2.9 million in noninterest expense, partially offset by increases of $2.6 million in net interest income and $13.3 million in noninterest income and a decrease of $2.4 million in income taxes. The increase in noninterest expense was primarily due to increases of $1.3 million in FDIC premiums and $1.1 million in loan expenses. The increase in noninterest income was primarily due to the prior period charge of $9.3 million for the decline in the fair value of securities, including Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund, along with current quarter increases of $2.1 million in mortgage banking gains and $1.0 million in service charges and fees on deposit accounts.

The current economic conditions continued to significantly affect the banking industry and impacted the Company’s financial results for the first quarter of fiscal year 2010. The provision for loan losses increased 206.1% for the quarter ended September 30, 2009 compared to the same period in the prior year. The ratio of nonperforming loans to total loans has increased to 5.17% at September 30, 2009. The allowance for loan losses to total loans was 2.07% at September 30, 2009 compared with 1.60% at June 30, 2009.

Explanation of Certain Non-GAAP Measures. This Form 10-Q contains certain financial information determined by methods other than GAAP. Specifically, the Company has provided financial measures that are based on core earnings rather than net income (loss). Ratios and other financial measures with the word core in their title were computed using core earnings rather than net income (loss). Core earnings exclude merger, integration and restructuring expense, goodwill impairment, extraordinary income or expense, income or expense from discontinued operations, and income, expense, gains and losses that are not reflective of ongoing operations or that the Company does not expect to reoccur. Management of the Company believes that this information is useful to both investors and to management and can aid them in understanding the Company’s current performance, performance trends and financial condition. While core earnings can be useful in evaluating current performance and projecting current trends into the future, management does not believe that core earnings are a substitute for net income (loss). Investors and others are encouraged to use core earnings as a supplemental tool for analysis and not as a substitute for net income (loss). The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies. In addition, future results of operations may include nonrecurring items that would not be included in core earnings.

For the quarter ended September 30, 2009, the pre-tax charge of $0.3 million in merger, integration and restructuring expenses have been excluded from core earnings. For the quarter ended September 30, 2008, the pre-tax charge of $45 thousand in merger, integration and restructuring expenses have been excluded from core earnings. Reconciliation of net loss to the non-GAAP measure of core earnings, along with selected core financial ratios is shown below.

	As of or for the three months ended September 30,
	2009	2008
	(Dollars in thousands, except per share data)

Reconciliation of net loss to core loss
Net loss	$(5,914)	$(6,159)
Merger, integration and restructuring expense, net of tax	193	29

Core loss	(5,721)	(6,130)
Preferred stock dividends and discount accretion	1,091	—

Core loss attributable to common shareholders	$(6,812)	$(6,130)

Core loss per common share	$(0.41)	$(0.37)

Selected Core Financial Ratios
Core return on average assets	(0.70)%	(0.73)%
Core return on average equity	(8.10)%	(7.71)%
Core net interest margin	3.38%	3.07%
Core efficiency ratio	63.82%	97.95%
Core noninterest expense to average assets	2.95%	2.56%

The reasons for the changes in core loss, core loss attributable to common shareholders and the selected core financial ratios for the quarter ended September 30, 2009 compared with the quarter ended September 30, 2008 are not significantly different than the reasons used to describe changes in the GAAP results and financial ratios for the same periods.

Net Interest Income. The following table provides important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income. Interest income and the resulting yields in the following table are stated on a fully tax-equivalent basis. Therefore, they will vary slightly form interest income in the Condensed Consolidated Statements of Income included in the Condensed Consolidated Financial Statements.

Average Balances, Interest Rates and Yields

(Dollars in thousands)

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Average Balance	Interest	Average Yield/cost	Average Balance	Interest	Average Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,720,160	$37,441	5.46%	$2,674,105	$40,596	6.02%
Securities and interest-bearing deposits	285,900	3,367	4.71%	306,747	3,784	4.94%
Federal Home Loan Bank stock	35,144	443	5.01%	35,766	483	5.35%

Total interest-earning assets	3,041,204	41,251	5.38%	3,016,618	44,863	5.90%
Noninterest-earning assets
Cash and due from banks	46,613			43,036
Allowance for loan losses	(44,583)			(31,563)
Other assets	189,001			280,905

Total assets	$3,232,235			$3,308,996

LIABILITIES
Interest-bearing liabilities
Deposits
Checking accounts	$179,370	90	0.20%	$160,127	224	0.56%
Savings and money market accounts	719,909	1,348	0.74%	780,282	3,905	1.99%
Certificates of deposit	1,264,709	9,114	2.86%	1,221,452	11,092	3.60%

Total deposits	2,163,988	10,552	1.93%	2,161,861	15,221	2.79%
Borrowings
Short-term borrowings	181,308	1,162	2.54%	149,901	1,465	3.88%
Long-term debt	335,213	3,630	4.30%	420,741	4,819	4.54%

Total interest-bearing liabilities	2,680,509	15,344	2.27%	2,732,503	21,505	3.12%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	245,554			232,376
Other liabilities	26,036			28,598

Total liabilities	2,952,099			2,993,477
Shareholders’ equity	280,136			315,519

Total liabilities and shareholders’ equity	$3,232,235			$3,308,996

Fully tax-equivalent net interest income		25,907			23,358
Interest rate spread			3.11%			2.78%
Net interest margin			3.38%			3.07%
Average interest-earning assets to average interest-bearing liabilities			113.46%			110.40%
Tax-equivalent adjustment		349			403

Net interest income		$25,558			$22,955

Net interest income for the quarter ended September 30, 2009, totaled $25.6 million, an increase of $2.6 million or 11.3% from $23.0 million for the quarter ended September 30, 2008. The increase in net interest income was the result of an increase of 31 basis points in the net interest margin to 3.38% for the current quarter compared with 3.07% for the same quarter in the prior year. The increase in net interest margin was primarily due to the interest rates paid on interest-bearing liabilities continuing to reprice lower, catching up with the already lower yielding assets. In addition, since June 30, 2009, the Company has utilized a portion of its short-term liquid assets to retire maturing liabilities with high interest rates, further contributing to the improved net interest margin.

The net interest margin has continued to be affected by the Federal Reserve’s response to the national credit crisis – the continued historically low, targeted federal funds rate that ranges from zero to 25 basis points. With approximately 89% of the Company’s interest-earning assets in loans and the mix of loans in the portfolio changing to include a greater percentage of commercial loans, many of which carry yields based on a variable rate index (prime rate), the yield on interest-earning assets declined 52 basis points for the quarter ended September 30, 2009 compared with the same period in the prior year. Growth in interest-earning assets, however, contributed positively to interest income, increasing $24.6 million or 0.8%, for the quarter ended September 30, 2009 compared with the same quarter in the prior year.

The Federal Reserve’s rate reductions also had an impact on the liability side of the balance sheet. The average rate paid on interest-bearing liabilities was 2.27% for the quarter ended September 30, 2009 compared to 3.12% for the same quarter in the prior year, a decrease of 85 basis points. Deposits, which comprise approximately 81% of interest-bearing liabilities, had cost reductions of 86 basis points for the quarter ended September 30, 2009 compared to the same quarter in the prior year. The decrease in the average cost of deposits was due to the continued government-driven low interest rates which resulted in certificates of deposit and nonmaturity deposit accounts repricing at much lower interest rates. In the prior year quarter, the mix within deposits shifted to the higher paying certificates of deposits, as customers were unsatisfied with savings and money market rates. During that time, and as a result of the national credit crisis, higher-than-market rates were offered by other financial institutions across the Company’s footprint, thereby keeping the Company’s certificate rates somewhat higher than the Company would have normally paid.

Provision for Loan Losses. The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable incurred credit losses inherent in the loan portfolio. For a more detailed discussion of management’s assessment of the allowance for loan losses, see Allowance for Loan Losses section under Financial Condition in Management’s Discussion and Analysis of this Form 10-Q. Based on this assessment, the provision for loan losses was $22.5 million for the quarter ended September 30, 2009, which represents an increase of $15.1 million or 206.1%, from $7.4 million for the quarter ended September 30, 2008. Net charge-offs were $11.4 million for the quarter ended September 30, 2009, an increase of $7.3 million from net charge-offs of $4.1 million for the quarter ended September 30, 2008. The provision for loan losses exceeded net charge-offs by $11.1 million for the quarter ended September 30, 2009 compared with an excess provision for loan losses over net charge-offs of $3.3 million for the same quarter in the prior year. Net charge-offs to average loans increased to 1.85% for the quarter ended September 30, 2009 compared with 0.63% for the same quarter in the prior year. Nonperforming loans increased $23.5 million or 22.8% during the current quarter to $126.7 million at September 30, 2009. The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the current estimated probable incurred credit losses in the loan portfolio. The allowance for loan losses to total loans increased from 1.60% at June 30, 2009 to 2.07% at September 30, 2009.

Noninterest Income. Noninterest income totaled $11.7 million for the quarter ended September 30, 2009, an increase of $13.3 million from a loss of $1.6 million in the same quarter in the prior year. The increase in the current quarter over the prior year quarter was primarily due to the prior year charge of $9.3 million for the decline in the fair value of Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund, along with current period increases of $2.1 million in mortgage banking gains and $1.0 million in service charges and fees on deposit accounts.

Effective July 1, 2008, the Company elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value under ASC 820. There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines. The $9.3 million decline in the fair value of securities for the three months ended September 30, 2008 was primarily due to a decline in the fair value of Fannie Mae preferred stock and to a lesser extent, the decline in the fair value of the mutual fund investment. The decline in the fair value of Fannie Mae preferred stock was caused by government actions placing Fannie Mae under conservatorship and suspending future dividends. All Fannie Mae preferred stock was sold during fiscal year 2009. The decline in the value of the mutual fund investment was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields related to credit quality concerns.

Mortgage banking gains increased 120.2% or $2.1 million to $3.9 million for the quarter ended September 30, 2009 compared with $1.8 million for the quarter ended September 30, 2008. Gains in the current quarter averaged 77 basis points on $507 million in sales compared with 70 basis points on $255 million in sales for the same period in the prior year. The increase in mortgage banking gains was primarily due to an increase in the volume of loans sold due to the exit or contraction of certain competitors. Also contributing to the increase in mortgage banking gains was higher margins on sales of loans. The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates. Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase. In conjunction with favorable long-term mortgage interest rates during the quarter ended September 30, 2009, the Company was able to increase mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers seeking to refinance their existing homes. For the quarter ended September 30, 2009, 28% of the loans sold also included the sale of the servicing rights on those loans compared with 57% for the same quarter in the prior year. Due to the continued low interest rate environment, the Company anticipates that the value of its servicing rights on sold loans with historically low interest rates will increase in the future due to the change in value that is related to a possible rise in interest rates and the related decline in prepayment speeds.

Service charges and fees on deposit accounts increased $1.0 million, or 47.0% to $3.1 million for the quarter ended September 30, 2009, as compared with $2.1 million for the quarter ended September 30, 2008. The increase in service charges and fees on deposit accounts was primarily due to the impact of overdraft fee income.

There were no sales of securities for the quarter ended September 30, 2009 compared with net gains of $0.3 million for the quarter ended September 30, 2008. Securities may be sold to respond to liquidity needs, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The Company does not anticipate that gains or losses on the sale of securities will be a major component of net income. However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis. As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased. In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights in fiscal 2008 and fiscal 2006. There were no sales of loan servicing rights in the current quarter. The $0.7 million gain on sale of loan servicing rights for the quarter ended September 30, 2009 represents the final resolution of contingencies related to the 2008 and 2006 sales of loan servicing rights.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of mortgage servicing rights (MSRs) and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market. The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Both amortization and impairment valuation allowances tend to increase as rates fall and tend to decrease as rates rise. However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. The table below shows how the change in the impairment of MSRs has impacted loan servicing income over the periods indicated.

	Three months ended September 30,
	2009	2008
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$264	$248
Change in impairment	(112)	(292)

Total loan servicing income (loss)	$152	$(44)

The increase in loan servicing income was primarily due to the decrease in impairment of MSRs. The decrease in impairment in the current quarter was primarily due to a significantly greater portion of the portfolio comprised of loans with interest rates at 5.50% or lower compared to the same quarter in the prior year. This shift extended the longevity and earnings potential of the portfolio. At September 30, 2009, there was $1.2 million of allowance for impairment of MSRs.

Noninterest Expense. Noninterest expense for the quarter ended September 30, 2009 was $24.3 million, an increase of $2.9 million or 13.9% compared with $21.4 million for the quarter ended September 30, 2008. The increase in noninterest expense was primarily due to increases of $1.3 million in FDIC premiums and $1.1 million in loan expenses. The increase in FDIC premiums resulted from increases in premium rates and the exhaustion of credits carried over from prior years. The increase in loan expenses resulted from the higher volume of loan originations and expenses related to nonperforming loans. Salaries and employee benefits decreased in the current quarter compared with the same quarter in the prior year. Some savings have been achieved during the past six months by reorganizing into a line of business structure from a regional structure and consolidating back office operations. A significant portion of this savings has been reinvested by adding or reassigning personnel to credit functions to address credit problems. Annualized noninterest expense to average assets increased to 2.99% for the quarter ended September 30, 2009 from 2.56% for the same quarter in the prior year. FDIC premiums to average assets were 0.18% for the quarter ended September 30, 2009 compared with 0.01% for the quarter ended September 30, 2008.

Income Taxes. An income tax benefit of $3.6 million was recorded for the quarter ended September 30, 2009 attributable to the pretax loss of $9.5 million, compared with an income tax benefit of $1.2 million for the quarter ended September 30, 2008 attributable to the pretax loss of $7.4 million.

The Company ordinarily applies an annual effective tax rate, which is an annual forecast of tax expense as a percentage of expected full year pre-tax income (an annual effective tax rate approach). Under this approach, a company would provide income tax expense or benefit based on the application of the most recent estimated annual effective tax rate to a company’s pre-tax income for the interim period. The Company generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with Low Income Housing Tax Credit, where such benefits are relatively consistent from year to year regardless of the level of pretax income. The Company used the annual effective tax rate approach for the quarter ended September 30, 2008.

Due to the consistent level of tax benefits that reduce the Company’s tax rate below the 35% statutory rate and the difficulty for the Company in projecting annual pre-tax income for the fiscal year ended June 30, 2010, the actual method, (based on the period’s actual income tax calculation), is expected to provide a more accurate correlation to year-to-date results. Accordingly, the income tax benefit recognized for the quarter ended September 30, 2009 is the amount related to actual results and tax benefits generated in the three month period ended September 30, 2009.

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

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated. From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed a primary business function of the Company to continue uninhibited. Mortgage originations totaled $458 million for the first three months of fiscal year 2010, while loans sold were $507 million, a 111% turnover rate. The higher volume of refinanced loans as a result of favorable long-term interest rates during the fourth fiscal quarter of 2009 and the extension of the holding period for loans held for sale from 10 days to 45 days contributed to the Company selling more loans than it originated during the first fiscal quarter of 2010. With the continued historically low mortgage rates, refinance activity has been robust, and the Company expects to continue to originate and sell loans at a turnover rate of 80% or higher. Should there be any inability to securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

At September 30, 2009, the Company had $83 million of cash and unpledged securities available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. In addition, the Company had the ability to borrow an additional $433 thousand from the Federal Home Loan Bank based on assets pledged under current pledge agreements, $33 million from the Federal Reserve Bank under the discount window program and $10 million from an unsecured line of credit with a commercial bank. This compares to $149 million of cash and unpledged securities and Federal Reserve Bank availability of $25 million at June 30, 2009. The Company had no additional borrowing capacity from the Federal Home Loan Bank at June 30, 2009. Potential cash available as measured by liquid assets and borrowing capacity has decreased $5 million at September 30, 2009 compared to June 30, 2009. Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, by accelerating the sales of loans held for sale, or by selling loans currently held in the loan portfolio. Deposits raised in national markets include brokered deposits. At September 30, 2009, the Company had $133 million of brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates. The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of the OTS. Under its current liquidity guidelines of limiting total borrowings to 30% of assets, the Company could raise additional funds through overnight borrowings. The Company’s access to funds of up to $59 million of senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program expired October 31, 2009. Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The Parent Company, as a thrift holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. Any debt offerings or cash dividends of the Parent Company require the prior approval of the OTS. Cash can be used by the Parent Company to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends on the perpetual preferred stock issued to the Treasury, pay dividends to common shareholders and to fund operating expenses. At September 30, 2009, the Parent Company had cash and unpledged securities of $45 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $3 million. Annual dividends on the perpetual preferred stock is approximately $4 million. Banking regulations limit the amount of dividends that can be paid to the Parent Company by the Bank without prior approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment. As of September 30, 2009, the Bank can pay no dividends to the Parent Company without OTS approval. Future dividend payments by the Bank to the Parent Company would be based upon future earnings or the approval of the OTS.

At September 30, 2009 the Company had $50 million of repurchase agreements from various financial institutions. These financial institutions are evaluated with regards to their financial stability before entering into the repurchase transaction and are evaluated on a regular basis until the repurchase agreement matures. The Company’s repurchase agreements are collateralized by available for sale securities held by the other financial institutions which at September 30, 2009, had a fair value of approximately $59 million.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies require management to make estimates and judgments about matters that are uncertain. Application of assumptions different from those used by management could have a material impact on the Company’s financial condition or results of operations. These policies are considered critical accounting policies. These policies include the policies to determine the adequacy of the allowance for loan losses, the valuation of the mortgage servicing rights, other-than-temporary impairment of securities and goodwill impairment. These policies, current assumptions and estimates utilized and the related disclosure of this process are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. Details of the policies and the nature of the estimates follow.

Allowance for Loan Losses. Management considers the policies related to the allowance for loan losses as the most critical policy to financial statement presentation. The allowance for loan losses includes activity related to allowances calculated in accordance with generally accepted accounting principles relating to receivables and contingencies. The allowance for loan losses represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. Each quarter management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors. Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate, by applying a factor based on historical loss experience. An allowance is established for probable credit losses on impaired loans. Nonperforming commercial loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Impairment is measured primarily based upon the fair value of collateral, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows from the loan discounted at the loan’s effective rate. When the selected measure is less than the recorded investment in the loans impairment has occurred. This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans. External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral. In addition, overall information about the loan portfolio or segments of the portfolio is considered, including delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions. As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues. An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows. The most serious grading a loan can receive is to be classified as a loss. A loan classified in the loss grade would be 100% reserved and would be subject to charge-off. The next most serious grade is identified as doubtful. At September 30, 2009, the Company had $31.9 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $24.7 million.

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

Other-than-temporary Impairment of Securities. The Company monitors securities in its portfolio for other-than-temporary impairment. The Company considers various factors in determining if impairment is other-than-temporary, including but not limited to the length of time and extent the security’s fair value has been less than cost, the financial condition and external credit ratings of the issuer, and general market conditions. The Company also determines whether it does not intend to sell and whether it is more likely than not that it will not be required to sell the securities prior to their recovery. In determining if impairment is other-than-temporary in nature, the Company must use certain judgments and assumptions in interpreting market data for the likelihood of recovery in fair value. Securities are written down to fair value when a decline in fair value is other-than-temporary. When applicable, other-than-temporary valuation losses on securities are reported in the Condensed Consolidated Statements of Income under the Noninterest Income caption “Other-than-temporary impairment of securities.”

Goodwill Impairment. The Company annually reviews recorded goodwill for impairment during the fourth fiscal quarter. However, if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company or its reporting units below its carrying amount, then goodwill is tested between annual tests. The Company follows a two-step process to test for impairment. The first step, used to identify potential impairment, compares the fair value of the Company with its carrying amount, including goodwill. If fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of the Company’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess, but limited to the carrying amount of the goodwill. Goodwill impairment is reported in the Condensed Consolidated Statements of Income under the Noninterest Expense caption “Goodwill impairment.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

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

The results below indicate how NPV would change based on various changes in interest rates. The projections are as of September 30, 2009 and June 30, 2009, and are based on an instantaneous change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point change in rates	NPV ratio September 30, 2009	NPV ratio June 30, 2009
+ 200	10.76%	10.86%
+ 100	10.38%	10.28%
No change	9.55%	9.29%
- 100	8.94%	8.50%
- 200	8.73%	8.19%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies. The actual results could be better or worse based on changes in interest rate risk strategies. The above results at September 30, 2009 indicate that the Company would continue to benefit in a rising interest rate environment when compared to June 30, 2009. The Company has experienced a decrease in its exposure to falling interest rates for the same comparable periods. Based on the current Federal Funds rate, at a range from zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely. The NPV ratio for no change in rates has increased 26 basis points at September 30, 2009 compared to June 30, 2009. This model indicates theoretical results given various changes in the level of interest rates but no change in the shape of the yield curve. The Company also has exposure to changes in the shape of the yield curve. The results of the projections are within parameters established by the Board of Directors.

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

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of September 30, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation included consideration of the disagreement with the prior independent registered public accounting firm over the severity of internal control deficiency over financial reporting that the Company reported in its Annual Report on Form 10-K for the year ended June 30, 2009. The Company disclosed in the Annual Report on Form 10-K that additional verification procedures were implemented which provided improved internal control over financial reporting. Management is continuing to monitor, evaluate and test the operating effectiveness of these additional verification controls. Based on the current evaluation, management concluded that disclosure controls and procedures were effective as of September 30, 2009. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

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

Information concerning risk factors is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission on September 14, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3.	Defaults Upon Senior Securities – Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders – Not applicable.

The Company held its Annual Meeting of Shareholders on October 29, 2009. The voting results on each of the three issues submitted to the shareholders at that meeting are indicated below.

1.	Election of Directors for a three year term:

	For	Percent	Withheld	Percent
Marie Izzo Cartwright	13,153,899	93.8%	876,281	6.2%
Robert P. Grace	13,150,529	93.7%	879,651	6.3%
Thomas M. Humphries	13,140,922	93.7%	889,258	6.3%

The following Directors terms continued after the Annual Meeting: A. Gary Bitonte, M.D., Donald Cagigas, Earl T. Kissell, Steven R. Lewis, E. Jeffrey Rossi, Samuel A. Roth, William A. Russell and Robert L. Wagmiller.

2.	Approval, on a non-binding advisory basis, of the compensation of the Company’s named executive officers as determined by the Company’s Compensation Committee.

For	Against	Abstain
12,452,262	1,238,158	339,760

3.	Ratification of the appointment of KPMG LLP as independent auditors of the Company for the fiscal year ending June 30, 2010.

For	Against	Abstain
13,541,087	384,301	104,792

Item 5.	Other Information – Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit Number	Document	Reference

31.1	Certification of Chief Executive Officer Pursuant to Rule13a-14(a) or 15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or 15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: November 9, 2009	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Chief Financial Officer