Form 10-Q
period 2009-12-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2010-02-05
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

16,973,270 shares of common stock outstanding as of January 31, 2010

TABLE OF CONTENTS

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Statements of Financial Condition as of December 31, 2009 and June 30, 2009	3

	Condensed Consolidated Statements of Income for the Three and Six Months Ended December 31, 2009 and 2008	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended December 31, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7-18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

Part I.          FINANCIAL INFORMATION
Item 1.          Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2009	June 30, 2009
ASSETS
Cash and due from banks	$29,805	$38,321
Interest-bearing deposits in other banks	55,857	56,614
Trading securities, at fair value	11,685	11,786
Securities available for sale, at fair value	271,840	264,814
Loans held for sale, at fair value	281,861	376,406
Loans	2,420,917	2,468,444
Less allowance for loan losses	52,473	39,580
Loans, net	2,368,444	2,428,864
Federal Home Loan Bank stock	35,041	36,221
Premises and equipment, net	50,661	52,222
Goodwill	885	885
Core deposit and other intangibles	9,163	10,639
Other assets	143,881	127,695
Total assets	$3,259,123	$3,404,467

LIABILITIES
Deposits
Noninterest-bearing checking	$252,009	$238,417
Interest-bearing checking	242,588	173,376
Savings	404,353	400,424
Money markets	342,970	291,131
Certificates of deposit	1,224,850	1,332,253
Total deposits	2,466,770	2,435,601
Short-term borrowings	158,827	323,458
Long-term debt	348,977	335,159
Other liabilities	6,968	28,770
Total liabilities	2,981,542	3,122,988

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized
Fixed Rate Cumulative Perpetual Preferred stock, Series A, $1,000 liquidation preference per share: 72,927 shares issued and outstanding at December 31, 2009 and June 30, 2009	69,473	69,198
Common stock, $.01 par value: 53,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	218,385	218,310
Retained earnings	9,936	17,193
Unearned employee stock ownership plan (ESOP) shares	(2,908)	(3,116)
Treasury stock, at cost: 1,141,403 shares at December 31, 2009 and June 30, 2009	(19,274)	(19,274)
Accumulated other comprehensive income (loss), net	1,788	(1,013)
Total shareholders' equity	277,581	281,479
Total liabilities and shareholders' equity	$3,259,123	$3,404,467

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share data)
	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
INTEREST INCOME
Loans, including fees	$36,640	$39,540	$74,043	$80,101
Securities and interest-bearing deposits
Taxable	2,388	2,722	4,821	5,375
Tax-exempt	639	658	1,261	1,320
Dividends	394	577	838	1,161
TOTAL INTEREST INCOME	40,061	43,497	80,963	87,957

INTEREST EXPENSE
Deposits	7,649	16,199	18,201	31,419
Short-term borrowings	1,155	1,235	2,318	2,701
Long-term debt	3,595	4,760	7,224	9,579
TOTAL INTEREST EXPENSE	12,399	22,194	27,743	43,699

NET INTEREST INCOME	27,662	21,303	53,220	44,258
Provision for loan losses	14,000	9,216	36,500	16,567
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	13,662	12,087	16,720	27,691

NONINTEREST INCOME
Service charges and fees on deposit accounts	3,155	2,461	6,303	4,603
Net gain on sales of securities	-	-	-	319
Change in fair value of securities	-	(2,544)	400	(11,864)
Mortgage banking gains	4,832	2,106	8,740	3,881
Gain on sale of loan servicing rights	-	-	689	-
Loan servicing income (loss)	648	(940)	800	(984)
Other income – bank	1,649	1,611	3,272	3,300
Insurance commission income	1,034	1,088	2,324	2,021
Other income – nonbank subsidiaries	732	761	1,264	1,669
TOTAL NONINTEREST INCOME	12,050	4,543	23,792	2,945

NONINTEREST EXPENSE
Salaries and employee benefits	10,916	9,809	20,886	20,436
Occupancy and equipment	3,608	3,383	7,189	6,782
Professional fees	825	817	1,869	1,662
Loan expenses	1,231	613	3,059	1,340
Marketing	881	577	1,271	1,155
Federal deposit insurance premiums	1,308	1,295	2,751	1,403
Merger, integration and restructuring	-	1,064	297	1,109
Goodwill impairment	-	93,741	-	93,741
Amortization of intangible assets	728	788	1,477	1,594
Real estate owned expense	2,305	1,392	3,373	2,472
Other	3,499	3,120	7,454	6,265
TOTAL NONINTEREST EXPENSE	25,301	116,599	49,626	137,959

INCOME (LOSS) BEFORE INCOME TAX BENEFIT	411	(99,969)	(9,114)	(107,323)
Income tax benefit	(182)	(5,872)	(3,793)	(7,067)
NET INCOME (LOSS)	593	(94,097)	(5,321)	(100,256)
Preferred stock dividends and discount accretion	1,090	-	2,181	-
LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(497)	$(94,097)	$(7,502)	$(100,256)

Basic loss per common share	$(0.03)	$(5.68)	$(0.45)	$(6.06)
Diluted loss per common share	$(0.03)	$(5.68)	$(0.45)	$(6.06)

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)
							Accumulated
			Additional		Unearned		Other
	Preferred	Common	Paid-in	Retained	ESOP	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total
Balance at July 1, 2008	$-	$181	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive income
Net loss				(100,256)				(100,256)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							1,004	1,004
Loss on termination of interest rate swaps reclassified into income, net of tax							300	300
Total comprehensive loss								(98,952)
Adjustment to initially apply the effect of fair value accounting, net of tax				188				188
Dividends declared and paid on common shares ($0.17 per share)				(2,695)				(2,695)
Commitment to release employee stock ownership plan shares (20,774 shares)			(41)		207			166
Commitment to release recognition and retention plan shares (1,388 shares)			30					30
Stock option expense			153					153

Balance at December 31, 2008	$-	$181	$214,358	$29,007	$(3,324)	$(19,274)	$(3,091)	$217,857

Balance at July 1, 2009	$69,198	$181	$218,310	$17,193	$(3,116)	$(19,274)	$(1,013)	$281,479
Comprehensive income
Net loss				(5,321)				(5,321)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							2,508	2,508
Loss on termination of interest rate swaps reclassified into income, net of tax							293	293
Total comprehensive loss								(2,520)
Adjustment to apply the effect of Employer’s Accounting for Employee Stock Ownership Plans, net of tax			51					51
Recovery of dividends from RRP Plan				414				414
Dividends declared and paid on common shares ($0.01 per share)				(170)				(170)
Commitment to release employee stock ownership plan shares (20,774 shares)			(147)		208			61
Commitment to release recognition and retention plan shares (7,754 shares)			50					50
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(82)							(82)
Accretion of preferred stock discount	357			(357)				-
Preferred stock dividends accrued				(1,823)				(1,823)
Stock option expense			121					121

Balance at December 31, 2009	$69,473	$181	$218,385	$9,936	$(2,908)	$(19,274)	$1,788	$277,581

See accompanying notes to condensed consolidated financial statements.

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	Six months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net cash from (used in) operating activities	$127,256	$(8,720)

Cash flows from investing activities:
Securities:
Proceeds from sales and redemptions	500	2,802
Proceeds from maturities, calls and principal paydowns	28,740	22,771
Purchases	(30,859)	(34,154)
Net change in interest-bearing deposits in other banks	757	(70,343)
Net change in Federal Funds Sold	-	5,608
Net change in loans	(39,350)	815
Proceeds from sale of loans	12,286	-
Proceeds from sales of real estate owned	14,594	8,329
Premises and equipment expenditures, net	(1,259)	(2,438)
Investment in nonbank affiliates	-	(115)
Net cash used in investing activities	(14,591)	(66,725)

Cash flows from financing activities:
Net change in deposits	31,157	171,873
Net change in short-term borrowings	(164,504)	(114,364)
Proceeds from long-term debt	20,000	-
Repayment of long-term debt	(6,173)	(205)
Common dividends paid	(170)	(2,695)
Preferred dividends paid	(1,823)	-
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(82)	-
Recovery of dividends from RRP plan	414	-
Net cash (used in) from financing activities	(121,181)	54,609

Net change in cash and cash equivalents	(8,516)	(20,836)

Cash and cash equivalents at beginning of period	38,321	59,483

Cash and cash equivalents at end of period	$29,805	$38,647

Supplemental cash flow information:
Cash payments of interest expense	$33,911	$43,420
Cash payments of income taxes	2,510	527
Supplemental noncash disclosures:
Loans securitized	-	9,625
Transfer of loans to real estate owned	12,243	20,764
Transfer of loans to real estate held for sale	55	-
Transfer of loans from portfolio to loans held for sale	32,664	-
Transfer from long-term to short-term borrowings	127	59,718
Allocation of loan basis to mortgage servicing asset	7,850	2,483
Loans held for sale transferred to fair value	-	72,341
Securities available for sale transferred to fair value	-	24,766
Initial application of the effect of fair value accounting, net of tax	-	188

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

Business Segments. While the Company's chief decision-maker monitors the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material. Accordingly, all of the Company's financial service operations are considered by management to be combined in one reportable operating segment.

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

Cash Flows. Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for interest-bearing deposits in other banks, federal funds sold, loans, deposits and short-term borrowings.

Subsequent Events. Management has evaluated events and transactions through February 5, 2010, the date the condensed consolidated financial statements were issued, for potential recognition or disclosure herein. Any discovery of additional evidence about conditions that existed at December 31, 2009, including the estimates inherent in the process of preparing condensed consolidated financial statements would be recognized in these condensed consolidated financial statements. Any discovery of evidence about conditions that did not exist at December 31, 2009, but arose thereafter, could be disclosed herein dependent on the nature and financial effect of the event on the Company.

Reclassifications. Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2. Recent Accounting Pronouncements

In December 2007, the FASB issued ASC 805 (formerly Statement of Financial Accounting Standards (SFAS) No. 141(R) (revised version of SFAS No. 141), Business Combinations. This pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date. ASC 805 expands on required disclosures to improve the statement user’s abilities to evaluate the nature and financial effects of business combinations. For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009. Since this pronouncement will be applied prospectively, there was no impact on the Company’s consolidated financial statements upon adoption.

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

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities. This pronouncement requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements. For more information on the Company’s derivative instruments and hedging activities, see Note 7 - Commitments, Contingencies and Guarantees and Note 8 – Fair Value Measurement and Fair Value of Financial Instruments.

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

In April 2009, the FASB issued ASC 320 (formerly Staff Position SFAS No. 115-2 and SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairment. This guidance eliminates the “ability and intent to hold” provision for debt securities and impairment is considered to be other than temporary if a company (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also eliminates the “probability” standard relating to the collectibility of cash flows and impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of ASC 320 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), Subsequent Events. This new pronouncement established principles and standards related to the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. ASC 855 requires an entity to recognize, in the financial statements, subsequent events that provide additional information regarding conditions that existed at the balance sheet date. Subsequent events that provide information about conditions that did not exist at the balance sheet date shall not be recognized in the financial statements under ASC 855. This pronouncement is effective for interim and annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB No. 140. SFAS No. 166 changes the way entities account for transfers of financial assets and determines what entities must be consolidated. SFAS No. 166 provides the accounting framework for determining whether a transfer of financial assets constitutes a sale or a secured borrowing and, if the transfer constitutes a sale, the determination of any resulting gain or loss. SFAS No. 166 removes the concept of a Qualifying Special-Purpose Entity (QSPE) from SFAS No. 140. This Statement is effective for the first annual period beginning after November 15, 2009. The adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial statements. This authoritative guidance has not yet been incorporated within the FASB’s Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and the transparency involved with Variable Interest Entities. This Statement is effective for the first annual period beginning after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a material impact on the Company’s consolidated financial statements. This authoritative guidance has not yet been incorporated within the FASB’s Codification.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The Codification™ is the source of authoritative United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification™ is considered nonauthoritative. The Codification™ is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has made the appropriate changes to GAAP references in the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 was effective October 1, 2009. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent). This ASU permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this ASU on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of ASC 946 as of the reporting entity’s measurement date. The ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the ASU. This ASU is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 did not have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (SFAS No. 166, an amendment of FSAB No. 140). The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for the first annual period ending after December 15, 2009. The adoption of ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, an amendment to FASB Interpretation No. 46(R)). The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which enterprise has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about an enterprise’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. This ASU is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

Note 3. Securities
(Dollars in thousands)

The fair value and amortized cost of available for sale and trading securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
At December 31, 2009	Value	Gains	Losses	Cost
Debt securities - available for sale
U.S. Government agencies and other government sponsored enterprises	$9,411	$-	$(89)	$9,500
Obligations of states and political subdivisions	66,806	679	(16)	66,143
Trust preferred securities	9,429	-	(3,814)	13,243
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	185,926	6,485	-	179,441
Total	271,572	7,164	(3,919)	268,327

Equity securities - available for sale
Common stock	268	-	(29)	297
Total	268	-	(29)	297

Equity securities - trading
Mortgage-backed securities mutual fund	11,685	-	-	11,685
Total	11,685	-	-	11,685
Total securities	$283,525	$7,164	$(3,948)	$280,309

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
At June 30, 2009	Value	Gains	Losses	Cost
Debt securities - available for sale
U.S. Government agencies and other government sponsored enterprises	$4,582	$82	$-	$4,500
Obligations of states and political subdivisions	62,946	496	(1,205)	63,655
Trust preferred securities	8,267	-	(4,955)	13,222
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	5,107	(171)	183,786
Total	264,517	5,685	(6,331)	265,163

Equity securities - available for sale
Common stock	297	-	-	297
Total	297	-	-	297

Equity securities - trading
Mortgage-backed securities mutual fund	11,786	-	-	11,786
Total	11,786	-	-	11,786
Total securities	$276,600	$5,685	$(6,331)	$277,246

The amortized cost and estimated fair value of debt securities available for sale by contractual maturity at December 31, 2009 are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
	Fair Value	Cost
Debt securities available for sale
Due in one year or less	$3,472	$3,431
Due after one year through five years	7,871	7,737
Due after five years through ten years	21,541	21,228
Due after ten years	52,762	56,490
	85,646	88,886
Mortgage-backed securities and collateralized mortgage obligations	185,926	179,441
Total	$271,572	$268,327

Debt and mortgage-backed securities with a fair value of $242,579 and $228,654 as of December 31, 2009 and June 30, 2009 were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank, borrowings from the Federal Reserve Bank and for other purposes as required or permitted by law.

A review for other-than-temporary impairment was performed as of December 31, 2009 on the $9,429 portfolio of trust preferred securities, which has declined in value by $3,814 from an amortized cost of $13,243. The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa2 or higher by Moody’s, which are within the Company’s investment policy guidelines. Each of the issuers is a recipient of the U.S. Department of the Treasury’s Troubled Asset Relief Program funding and has not deferred interest payments on their obligations. The $3,814 decline over the past several quarters is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. As this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. As interest rates return to historically normal levels, this portfolio is expected to recover. The Company does not intend to sell and it is more likely than not that it will not be required to sell prior to their recovery and thus no other-than-temporary impairment has been recognized in the current quarter. The Company will continue to monitor these securities and the events and conditions that have an impact on their values and make impairment decisions as necessary prospectively.

Note 4. Loans
(Dollars in thousands)

Loans were as follows:

	December 31,	June 30,
	2009	2009
One-to four-family residential real estate loans:
Permanent financing	$749,427	$803,555
Construction	68,213	47,726
Total	817,640	851,281
Commercial loans:
Multifamily real estate	114,107	111,281
Commercial real estate	901,278	875,836
Commercial construction	62,396	68,315
Commercial non real estate	171,053	189,083
Total	1,248,834	1,244,515
Consumer loans:
Home equity lines of credit	208,989	215,136
Home equity loans	122,151	129,661
Automobiles and other	23,303	27,851
Total	354,443	372,648

Total loans	$2,420,917	$2,468,444

Activity in the allowance for loan losses was as follows:

	Six months ended
	December 31,
	2009	2008

Beginning of period	$39,580	$28,216
Provision for loan losses	36,500	16,567
Loans charged-off	(23,804)	(11,381)
Recoveries	197	175

End of period	$52,473	$33,577

Impaired loans were as follows:

	December 31,	June 30,
	2009	2009
Loans with no allocated allowance for loan losses	$16,507	$12,494
Loans with allocated allowance for loan losses	51,876	38,397
Total	$68,383	$50,891

Amount of the allowance for loan losses allocated	$11,871	$11,663

Nonperforming loans were as follows:

	December 31,	June 30,
	2009	2009
Nonaccrual loans	$125,591	$92,752
Troubled debt restructuring	16,210	10,476
Total nonperforming loans	$141,801	$103,228

There were $751 of loans past due over 90 days and still accruing interest as of December 31, 2009 and $503 as of June 30, 2009.

Included in nonperforming loans at December 31, 2009 were two loans totaling $7,454. In the third quarter of fiscal year 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received assignments of replacement collateral from the borrower which the Company now anticipates will be set aside in a subsequent involuntary bankruptcy proceeding. During the fourth quarter of fiscal year 2009 the borrower stopped making payments and the Company placed these loans on nonaccrual and nonperforming status. Based on the preliminary state of the bankruptcy proceedings, the amount of any loss on the loans is not estimable at this time. The Company is also considering legal action against other parties who may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company believes, based on consultation with legal counsel, that it is probable a court would determine that the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at December 31, 2009.

Note 5. Mortgage Servicing Assets
(Dollars in thousands)

Following is a summary of mortgage servicing assets:

	Six months ended
	December 31,
	2009	2008
Servicing rights:
Beginning of period	$20,114	$14,272
Additions	7,850	2,483
Net change in valuation allowance	464	(1,363)
Amortized to expense	(2,998)	(1,756)

End of period	$25,430	$13,636

The fair value of mortgage servicing assets was $27,610 at December 31, 2009 and $22,041 at June 30, 2009 as determined by an independent third party appraisal.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six months ended
	December 31,
	2009	2008

Beginning of period	$1,052	$100
Additions expensed	112	1,363
Reductions credited to expense	(576)	-
End of period	$588	$1,463

Loans serviced for others, which are not reported as assets, totaled $2,520,768 and $2,052,135 at December 31, 2009 and June 30, 2009, respectively. Noninterest-bearing deposits included $28,650 and $17,892 of custodial account deposits related to loans serviced for others as of December 31, 2009 and June 30, 2009, respectively.

Note 6. Short-term Borrowings and Long-term Debt
(Dollars in thousands)

Following is a summary of short-term borrowings and long-term debt:

	December 31,	June 30,
	2009	2009
Short-term borrowings:
Federal Home Loan Bank advances	$76,081	$153,993
Securities sold under agreement to repurchase	32,746	33,165
Federal Reserve Discount Window	50,000	136,300
Total	$158,827	$323,458

Long-term debt:
Federal Home Loan Bank advances	$237,121	$223,303
Securities sold under agreement to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856
Total	$348,977	$335,159

The Bank has a borrowing capacity of approximately $453,000 with the Federal Home Loan Bank which is collateralized by real estate and commercial loans with a carrying value of approximately $1,765,000, securities with a fair value of approximately $23,000 and the Company’s stock in the Federal Home Loan Bank. The Bank has approximately $97,000 of borrowing capacity available from the Federal Home Loan Bank at December 31, 2009. The Bank also has a borrowing capacity of approximately $50,000 with the Federal Reserve Bank through its discount window borrowing program collateralized by consumer loans with a carrying value of approximately $302,000. The Company had no Federal Reserve Bank borrowings available at December 31, 2009. In addition, the Bank has a $10,000 unsecured line of credit with a commercial bank, all of which was available at December 31, 2009.

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

The financial instruments with off-balance sheet risk as of December 31, 2009 were as follows:

	Contractual	Current asset/
	amount	(liability) value
Commitments
Commitments to make loans	$174,710	$235
Construction loan funds not yet disbursed	82,026	-
Unused lines of credit and letters of credit	268,452	(98)
Mortgage loan sales commitment	114,034	(2,732)
Mortgage-backed securities sales commitment	241,000	1,401

Guarantees
Loans sold with recourse	108,114	(521)
Standby letters of credit	3,871	(17)

The Company has originated and sold certain loans for which the buyer has recourse to the Company in the event the loans do not perform as specified in the agreements or if there is noncompliance with the buyer’s underwriting specifications. Depending on the agreement, recourse may be limited to a predetermined length of time or over the entire life of the loan. Therefore, these sold loans with limited recourse represent a risk to the Company and a liability has been established to recognize any credit losses. The Company also has risk associated with unused lines of credit and letters of credit and a liability has been established to recognize any credit losses.

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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at December 31, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a recurring basis

Trading securities
Mortgage-backed securities mutual fund	$11,685	$-	$11,685	$-
Securities available for sale
U.S. Government agencies and other government sponsored enterprises	9,411	-	9,411	-
Obligations of states and political subdivisions	66,806	-	66,806	-
Trust preferred securities	9,429	-	8,974	455
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	185,926	-	185,926	-
Common stocks	268	-	268	-
Loans held for sale	281,861	-	281,861	-
Derivatives – mortgage-backed securities sales commitments	1,401	-	1,401	-
Derivatives – commitments to make loans	235	-	235	-

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a recurring basis

Trading securities
Mortgage-backed securities mutual fund	$11,786	$11,786	$-	$-
Securities available for sale
U.S. Government agencies and other government sponsored enterprises	4,582	-	4,582	-
Obligations of states and political subdivisions	62,946	-	62,946	-
Trust preferred securities	8,267	-	7,847	420
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	-	188,722	-
Common stocks	297	-	297	-
Loans held for sale	376,406	-	376,406	-
Derivatives – mortgage-backed securities sales commitments	2,544	-	2,544	-
Derivatives – commitments to make loans	427	-	427	-

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Six months ended December 31,
	2009	2008
Balance at beginning of period	$420	$-
Gross gains (losses) included in other comprehensive income	35	-
Transfer to Level 3	-	400
Balance at end of period	$455	$400

The following table summarizes the financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2009 and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy:

		Fair value measurements at December 31, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a nonrecurring basis

Impaired loans, net of allowance	$40,005	-	-	$40,005
Mortgage servicing assets	3,306	-	-	3,306

		Fair value measurements at June 30, 2009 using
	Total	Level 1	Level 2	Level 3
Assets and (liabilities) measured on a nonrecurring basis

Impaired loans, net of allowance	$26,734	-	-	$26,734
Mortgage servicing assets	5,411	-	-	5,411

Securities - Securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and certain securities are classified as trading securities. The amount of the adjustment for the fair value of trading securities for the six months ended December 31, 2009 was a gain of $400 and is included in the Condensed Consolidated Statements of Income under the caption Change in Fair Value of Securities. Recurring Level 2 trading securities include the Company’s investment in a mortgage-backed securities mutual fund. The remaining securities in the Company’s investment portfolio are classified as available for sale. Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of state and political subdivisions, trust preferred securities, mortgage-backed securities, collateralized mortgage obligations and equity securities. Recurring Level 3 available for sale securities include the Company’s investment in a single trust preferred security.

Loans held for sale - Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of SBA loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income on loans. Loans held for sale are recorded at fair value based on what secondary markets are currently offering for loans with similar characteristics. As such, the Company classifies loans held for sale as recurring Level 2. At December 31, 2009, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $4,905. The amount of the adjustment for fair value for the six months ended December 31, 2009 was a gain of $5,720 and is included in the Condensed Consolidated Statements of Income under the caption Mortgage Banking Gains.

Impaired loans - Impaired loans are measured for impairment based on i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. For collateral-dependent loans, the collateral had a carrying value of $51,876 and a valuation allowance of $11,871. The Company measures impairment on all nonaccrual loans for which it has established specific allowances as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans as nonrecurring Level 3. Changes in the specifically allocated allowance are recorded within the provision for loan losses and amounted to a net increase of the provision for loan losses by $208 for the six months ended December 31, 2009.

Mortgage servicing assets - Mortgage servicing assets of $25,430 represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Company classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes $464 in net reduction of impairment for the six months ended December 31, 2009 and the valuation allowance at December 31, 2009 was $588. Mortgage servicing assets of $21,129 are valued at amortized cost.

Mortgage banking derivatives - The Company enters into commitments with customers to make loans as a part of its residential lending program. These commitments are considered derivative instruments for those loans intended to be held for sale. The Company also enters into forward commitments for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These forward contracts are also derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial condition as indicated in the table above on a recurring basis. Fair value adjustments related to these mortgage banking derivatives are recorded in current period earnings as a component of mortgage banking gains. For the six months ended December 31, 2009, the Company had $864 in net losses attributed to the fair value adjustments of derivatives, while gains on sales of loans were $9,604. At December 31, 2009, no derivatives were designated as cash flow hedges or fair value hedges.

Fair Value of Financial Instruments

The following table shows the estimated fair value and the related carrying value of the Company’s financial instruments at December 31, 2009 and June 30, 2009:

	December 31, 2009		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets
Cash and due from banks	$29,805	$29,805	$38,321	$38,321
Interest-bearing deposits in other banks	55,857	55,857	56,614	56,614
Trading securities	11,685	11,685	11,786	11,786
Securities available for sale	271,840	271,840	264,814	264,814
Loans held for sale	281,861	281,861	376,406	376,406
Loans, net	2,368,444	2,434,464	2,428,864	2,498,517
Federal Home Loan Bank stock	35,041	35,041	36,221	36,221
Derivative assets	1,636	1,636	2,971	2,971
Other financial assets	12,391	12,391	12,629	12,629

Financial liabilities
Demand and savings deposits	$1,241,920	$1,241,920	$1,103,348	$1,103,348
Time deposits	1,224,850	1,237,186	1,332,253	1,345,895
Short-term borrowings	158,827	159,432	323,458	325,180
Long-term debt	348,977	367,261	335,159	355,236
Derivative liabilities	-	-	-	-
Other financial liabilities	4,540	4,540	9,429	9,429

The methods and assumptions used to estimate fair value are described as follows. Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, accrued interest receivable and payable, demand deposits, savings, money market accounts and advances by borrowers for taxes and insurance. Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk which is not indicative of an exit price. Fair value of loans held for sale and commitments to purchase/sell/originate loans and mortgage-backed securities is based on market quotes. Fair value of Federal Home Loan Bank stock is based on the redemption value of the FHLB stock. Fair value of securities sold under agreements to repurchase, borrowings and junior subordinated debentures is based on current rates for similar financing.

Note 9. Earnings per Common Share
(Dollars in thousands, except per share data)

The factors used in the earnings (loss) per common share computation are as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Basic:
Loss attributable to common shareholders	$(497)	$(94,097)	$(7,502)	$(100,256)

Average common shares outstanding	16,973,270	16,973,270	16,973,270	16,973,270
Less: Average unearned ESOP shares	(297,649)	(339,207)	(302,861)	(344,419)
Less: Average unearned recognition and retention plan shares	(67,806)	(75,780)	(69,751)	(76,129)
Weighted average common shares outstanding – basic	16,607,815	16,558,283	16,600,658	16,552,722

Basic loss per common share	$(0.03)	$(5.68)	$(0.45)	$(6.06)

Diluted:
Loss attributable to common shareholders	$(497)	$(94,097)	$(7,502)	$(100,256)

Weighted average common shares outstanding – basic	16,607,815	16,558,283	16,600,658	16,552,722
Add: Dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	-	-	-	-
Weighted average common shares outstanding – diluted	16,607,815	16,558,283	16,600,658	16,552,722

Diluted loss per common share	$(0.03)	$(5.68)	$(0.45)	$(6.06)

Because the Company was in a net loss position, all stock options and stock grants of the Company’s common stock and the warrant pertaining to the U.S. Treasury’s Capital Purchase Program were not included in the computation of diluted loss per common share during the three and six months ended December 31, 2009 and 2008, respectively, because they were antidilutive.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis represents a review of First Place Financial Corp.’s (the Company) consolidated financial condition and results of operations. This review should be read in conjunction with the condensed consolidated financial statements and footnotes.

Business Overview

The Company was formed as a thrift holding company as a result of the conversion of First Place Bank (Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. At the time of the conversion, the Company had total assets of approximately $610 million. During fiscal year 2000, the Company acquired Ravenna Savings Bank with total assets of $200 million. During fiscal year 2001, the Company completed a merger-of-equals with FFY Financial Corp. with total assets of $680 million. During fiscal year 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan with total assets of $627 million. During fiscal year 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio with total assets of $360 million. During fiscal year 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation in the greater Flint, Michigan area assuming $200 million in deposits. During fiscal year 2008, the Company acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio with total assets of $53 million and OC Financial, Inc. of Dublin, Ohio with total assets of $68 million.

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

Forward-Looking Statements

When used in this Form 10-Q, or in future filings with the Securities and Exchange Commission (SEC), in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the market areas the Company conducts business that could materially impact credit quality trends, changes in laws, regulations or policies of regulatory agencies, fluctuations in interest rates, demand for loans in the market areas the Company conducts business, and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

General. Assets totaled $3.259 billion at December 31, 2009, a decrease of $145 million or 4.3% from $3.404 billion at June 30, 2009. The majority of this decrease was due to decreases of $95 million in loans held for sale and $48 million in portfolio loans. Total liabilities decreased $141 million to $2.982 billion at December 31, 2009 primarily due to a decrease of $165 million in short-term borrowings, partially offset by an increase of $31 million in deposits. Total equity was $278 million at December 31, 2009, a decrease of $4 million, primarily due to the Company’s net loss of $5 million for the six months ended December 31, 2009.

The following table presents the Company’s financial condition at December 31, 2009 and June 30, 2009, along with selected GAAP financial ratios and measures and other financial measures.

Financial Condition
(Dollars in thousands)

	At	At
	December 31,	June 30,	Increase (Decrease)
	2009	2009	Amount	Percent

Loans	$2,420,917	$2,468,444	$(47,527)	(1.9)%
Assets	$3,259,123	$3,404,467	$(145,344)	(4.3)%
Deposits	$2,466,770	$2,435,601	$31,169	1.3%
Total equity	$277,581	$281,479	$(3,898)	(1.4)%

Selected GAAP financial ratios and measures and other financial measures
Loans to deposits	98.14%	101.35%
Equity to assets	8.52%	8.27%
Tangible equity to tangible assets	8.23%	7.96%
Nonperforming loans to total loans	5.86%	4.18%
Nonperforming assets to total assets	5.29%	4.11%
Allowance for loan losses to total loans	2.17%	1.60%
Allowance for loan losses to nonperforming loans	37.00%	38.34%

Securities. The Company’s securities balance increased $7 million and totaled $284 million at December 31, 2009, compared to $277 million at June 30, 2009. During the first six months of fiscal year 2010, the Company purchased $31 million in securities and received principal paydowns on mortgage-backed securities of $26 million.

Significant reductions in securities are not likely as the Company strives to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public funds, repurchase agreements and other types of transactions. Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at the date of this report, that all declines in market value in the securities portfolio are temporary.

Loans held for sale. The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, the Company sells most fixed rate residential loans originated and a portion of its adjustable-rate residential loans originated. During the quarter ended December 31, 2009, the Company sold $502 million in loans compared with sales of $243 million for the quarter ended December 31, 2008. For the six months ended December 31, 2009, the Company sold $1.009 billion in loans compared with sales of $498 million for the six months ended December 31, 2008. The Company was able to increase the level of sales activity during the first half of fiscal year 2010 compared to the same period in the prior year due to continued favorable long-term interest rates and the addition of experienced loan officers.

Loans held for sale totaled $282 million at December 31, 2009, compared to $377 million at June 30, 2009, a decrease of $95 million or 25.1%. The decrease in loans held for sale was primarily due to a decrease in the volume of mortgage loan originations from $637 million for the quarter ended June 30, 2009 to $512 million for the quarter ended December 31, 2009. The decrease in mortgage loan originations was due to a lower volume of refinanced loans. The Company anticipates that it will continue to sell a majority of the one-to-four family residential loans that it originates.

Loans. The loan portfolio totaled $2.421 billion at December 31, 2009, a decrease of $48 million, or 1.9% from $2.468 billion at June 30, 2009. The decrease in the loan portfolio was due to decreases of $34 million, or 4.0% in mortgage and construction loans and $18 million, or 4.9% in consumer loans, partially offset by an increase of $4 million, or 0.3% in commercial loans. The decrease in mortgage and construction loans and consumer loans was the result of deteriorating economic conditions and the tightening of credit underwriting standards during the first half of fiscal year 2010. During the quarter ended December 31, 2009, the mix of the loan portfolio did not change significantly as commercial loans accounted for 51.6% of the loan portfolio, mortgage and construction loans accounted for 33.8% and consumer loans accounted for 14.6%. The Company anticipates the volume of the loan portfolio to remain level or decrease slightly during the remainder of fiscal year 2010 and the mix of the loan portfolio to remain relatively unchanged from the mix at December 31, 2009.

Nonperforming Assets. Nonperforming assets consist of nonperforming loans and real estate owned. The following table presents for the periods indicated delinquent loans, total nonperforming loans and nonperforming assets, as well as the allowance for loan losses and selected ratios.

Asset Quality History
(Dollars in thousands)
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
Delinquent loans	$169,728	$175,102	$141,623	$127,827	$86,920

Nonperforming Assets
Nonaccrual loans	$125,591	$116,487	$92,752	$66,188	$63,945
Troubled debt restructurings	16,210	10,253	10,476	3,002	3,006
Total nonperforming loans	141,801	126,740	103,228	69,190	66,951
Real estate owned	30,726	33,123	36,790	34,969	34,801
Total nonperforming assets	$172,527	$159,863	$140,018	$104,159	$101,752

Allowance for loan losses	$52,473	$50,643	$39,580	$35,766	$33,577

Ratios
Nonperforming loans to total loans	5.86%	5.17%	4.18%	2.74%	2.56%
Nonperforming assets to total assets	5.29%	4.93%	4.11%	3.08%	3.10%
Allowance for loan losses to total loans	2.17%	2.07%	1.60%	1.41%	1.28%
Allowance for loan losses to nonperforming loans	37.00%	39.96%	38.34%	51.69%	50.15%

In the normal course of business, the Company continually works with borrowers in various stages of delinquency. When deemed beneficial for the borrower and the Company, concessions are made through modifications of current loan terms with the intention of maximizing the amounts collected on the loans prospectively. These modified loans are considered troubled debt restructurings under current accounting guidance and are classified as nonperforming loans even if all contractual terms are met. In the current recessionary economy, these restructurings are becoming more prevalent. The Company also works with borrowers to avoid foreclosure if possible. Furthermore, if it becomes inevitable that a borrower will not be able to retain ownership of their property, the Company often seeks a deed in lieu of foreclosure in order to gain control of the property earlier in the recovery process. The strategy of pursuing deeds in lieu of foreclosure more aggressively should result in a reduction in the holding period for nonperforming assets and ultimately reduce economic losses. The increase of $39 million or 37.4% in nonperforming loans during the six months ended December 31, 2009 was composed of $21 million of mortgage and construction loans, $15 million of commercial loans and $3 million of consumer loans. The increase in nonperforming loans was related to a continued decline in the local economies of the Company’s market areas, particularly in the housing markets and automotive industry. This is consistent with both Midwest and national trends. Of the total nonperforming loans at December 31, 2009, 89% were secured by real estate. Real estate loans are generally well secured and if these loans do default, the majority of the loan balance, net of any charge-offs, is usually recovered by liquidating the real estate.

Included in nonperforming loans at December 31, 2009 were two loans totaling $7 million. In the third quarter of fiscal year 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents. The Company then requested and received assignments of replacement collateral from the borrower which the Company now anticipates will be set aside in a subsequent involuntary bankruptcy proceeding. During the fourth quarter of fiscal year 2009 the borrower stopped making payments and the Company placed these loans on nonaccrual and nonperforming status. Based on the preliminary state of the bankruptcy proceedings the amount of any loss on the loans is not estimable at this time. The Company is also considering legal action against other parties who may have facilitated the fraudulent activity. If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company believes, based on consultation with legal counsel, that it is probable a court would determine that the Company holds a valid claim under its blanket bond insurance policy and it is therefore probable that a court would determine that the Company will recover any ascertainable loss resulting from the Company's good faith reliance on the as-altered collateral documents. As a result, a loss on these loans is not believed to be probable at this time and no specific allowance or charge-off was recorded at December 31, 2009.

Allowance for loan losses. The allowance for loan losses represents management’s estimate of probable incurred credit losses inherent in the loan portfolio at each balance sheet date. All lending activity contains associated risks of loan losses, although the Company has not substantially engaged in high risk products such as subprime loans. Each quarter management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors and historical delinquency and loss trends. The allowance is developed through four specific components; 1) the specific allowance for loans subject to individual analysis, 2) the allowance for classified loans not otherwise subject to individual analysis, 3) the allowance for non-classified loans (primarily homogenous), and 4) the remaining unallocated balance.

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

Classified assets under the $1 million threshold are segregated into twelve loan pools with similar risk characteristics (one-to-four family, construction, home equity, etc.). Weighted historic loss rate factors are developed for each loan pool and classification with the most recent loss experience given the most weight. The factors are used to estimate losses and determine an allowance for each loan pool and classification.

For the remaining non-classified loans, a weighted historic net charge-off factor is applied to each of the twelve loan segments. Utilizing weighted historic loss data against both classified and non-classified loans captures the more detrimental effects of the current ongoing recession, by emphasizing the most recent experience.

The remaining unallocated allowance relates to other potential risks inherent in the loan portfolio.  Management determines this component using judgment about qualitative issues as the other three components of the allowance capture those risks that lend themselves to quantitative analysis.

Each quarter, management will evaluate trends in regional economic conditions that have the potential to impair the repayment of the loans currently in the Company’s portfolio.  These factors will include such things as, but will not be limited to, trends in unemployment, foreclosure and bankruptcy filings, delinquencies, non-performing and criticized loans, and charge-offs.  The Company believes these metrics assist in the identification and measurement of possible losses inherent in the loan portfolio that have not yet been identified through management’s routine delinquency monitoring.  Based on the direction of these trends, an appropriate allowance will be quantified.

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

The allowance for loan losses was $52 million at December 31, 2009, up from $40 million at June 30, 2009 and $34 million at December 31, 2008.  Net charge-offs during the quarter ended December 31, 2009 were $12 million, an increase of $5 million from net charge-offs of $7 million during the quarter ended December 31, 2008.  Net charge-offs for the six months ended December 31, 2009 were $24 million, an increase of $13 million from net charge-offs of $11 million during the six months ended December 31, 2008.  Net charge-offs to average loans increased to 1.97% for the quarter ended December 31, 2009 compared with 1.07% for the quarter ended December 31, 2008.  Net charge-offs to average loans increased to 1.91% for the six months ended December 31, 2009 compared with 0.85% for the six months ended December 31, 2008. The mix and composition of portfolio loans and nonperforming loans changes from year to year.  The ratio of the allowance for loan losses to nonperforming loans at December 31, 2009 decreased from December 31, 2008 while the ratio of the allowance for loan losses to total loans at December 31, 2009 increased from December 31, 2008.  The allowance for loan losses to nonperforming loans was 37.00% at December 31, 2009 compared with 38.34% at June 30, 2009 and 50.15% at December 31, 2008.  Additionally, the ratio of the allowance for loan losses to total loans for the Company was 2.17% at December 31, 2009 compared with 1.60% at June 30, 2009 and 1.28% at December 31, 2008.  The ratio of nonperforming loans to total loans was 5.86% at December 31, 2009 compared with 4.18% at June 30, 2009 and 2.56% at December 31, 2008.  Although the allowance for loan losses to nonperforming loans decreased, most of the nonperforming loans are allocated a specific allowance as a result of individual analysis or the application of weighted historic loss rate or net charge-off factors.

Real Estate Owned.  At December 31, 2009, the Company’s real estate owned (REO) consisted of 214 repossessed properties with a net book value of $31 million.  When a property is acquired, any initial loss is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REO.  The Company initially records an acquired property at the fair value of the related asset, less estimated costs to sell the property.  Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations.  The costs to carry REO are charged to expense as incurred.

Real Estate Held for Investment.  At December 31, 2009, the Company’s real estate held for investment (REH) consisted of 24 repossessed properties with a net book value of $7 million.  Selected properties are transferred to REH primarily due to their ability to generate cash flow from rent receipts.  When a property is acquired, any initial loss is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REH.  The Company initially records an acquired property at the fair value of the related asset.  The Company also depreciates REH properties with depreciation being calculated using the straight-line method based on the estimated useful lives of the assets.  Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to operations.  The costs to carry REH are charged to expense as incurred.

Deposits. Total deposits were $2.467 billion at December 31, 2009, an increase of $31 million or 1.3%, compared to $2.436 billion at June 30, 2009.  The increase in deposits was primarily due to an increase of $44 million in the Company’s retail branch network, partially offset by a decrease of $13 million in certificates of deposit obtained through brokers.  The increase in retail deposits was primarily due to increases of $95 million in public funds obtained through participation in a national referral program and $35 million in public funds of the State of Ohio, partially offset by a decrease of $86 million in other retail deposits due to the maturity of higher rate certificates of deposit.  The Company’s participation in a national referral program brought in approximately $48 million in checking accounts and $47 million in certificates of deposit during the quarter ended December 31, 2009.  The public funds obtained in the national referral program had the same or lower interest rates than those offered in the Company’s retail branch network and are not considered brokered deposits.  The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings.  Management regularly compares rates to determine the most economical source of funding.  The Company anticipates that it will continue to consider brokered funds as a funding alternative in the future and as a source of short-term liquidity, but not as the primary source of funding to support growth.  The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of its primary regulator, the Office of Thrift Supervision (OTS).  The Company currently has an availability of $46 million that could be raised through brokered deposits without prior approval of the OTS.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program, a network of financial institutions that exchange funds among members in order to ensure Federal Deposit Insurance Corporation (FDIC) insurance coverage on customer deposits above the single institution limit.  These deposits are considered brokered deposits and are included in the brokered deposit totals above.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Included in certificates of deposit at December 31, 2009 are CDARS balances of $69 million, a decrease of $42 million from the $111 million at June 30, 2009.  With the increase in deposit insurance, many customers have opted to return to the traditional deposit accounts.

Short-term Borrowings and Long-term Debt.  During the first six months of fiscal year 2010, short-term borrowings decreased $164 million to $159 million at December 31, 2009, from $323 million at June 30, 2009.  The decrease in short-term borrowings was primarily due to decreases in loans held for sale and the loan portfolio, which reduced the need for short-term funding.  During the first six months of fiscal year 2010, long-term debt increased $14 million to $349 million at December 31, 2009, from $335 million at June 30, 2009.  The increase in long-term debt was due to an increase in long-term borrowings of $20 million, partially offset by repayments on long-term debt of $6 million.  During the first six months of fiscal 2010, the Company borrowed $20 million in long-term fixed-rate advances from the Federal Home Loan Bank with an original maturity of 38 months at rates ranging from 1.71% to 1.82% with a weighted average rate of 1.76%.  The Company uses short-term borrowings and long-term debt as part of its liquidity management, cash flow, and asset/liability management and considers them part of a diversified funding strategy.  Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.  Currently, the parent holding company may not incur additional debt without OTS approval.  For additional information on short-term borrowings and long-term debt, see Note 6 – Short-Term Borrowings and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements and as described below under the heading Liquidity and Cash Flows.

Capital Resources.  During the first six months of fiscal year 2010, total shareholders’ equity decreased $4 million, or 1.4% to $278 million at December 31, 2009 compared with $282 million at June 30, 2009.  The decrease was primarily composed of the net loss of $5 million and $2 million in dividends paid on the Company’s preferred stock, partially offset by an increase of $3 million in unrealized gains on securities available for sale.  Total equity to total assets was 8.52% at December 31, 2009, up from 8.27% at June 30, 2009.  Total tangible equity to total tangible assets was 8.23% at December 31, 2009, up from 7.96% at June 30, 2009.

In connection with the issuance of the preferred stock and common stock warrant to the Treasury in 2009, the ability to declare or pay dividends on the Company’s common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A preferred shares.  The Company’s ability to pay dividends on common shares is further limited by restrictions of the OTS as described below under the heading Liquidity and Cash Flows.  In addition, the Company’s ability to repurchase common shares is subject to the approval of the Treasury and again, only if there are no payments in arrears on the Series A preferred share dividends.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital.  Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  At December 31, 2009, the Bank’s capital levels exceeded the levels required to be well-capitalized.  A comparison between the Bank’s actual capital ratios to the ratios required to be well-capitalized under OTS regulations at December 31, 2009 and June 30, 2009 follows.

	Actual ratios	Actual ratios	Well-capitalized
	at December 31, 2009	at June 30, 2009	Ratios

Total capital to risk-weighted assets	13.14%	12.37%	10.00%
Tier 1 (core) capital less deductions to risk-weighted assets	11.88%	11.23%	6.00%
Tier 1 (core) capital to adjusted total assets	8.72%	8.16%	5.00%

Off-balance Sheet Arrangements

See Note 7 - Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Results of Operations

Comparison of the Three and Six Months Ended December 31, 2009 and 2008

The following table presents the Company’s results of operations for the three and six months ended December 31, 2009 and 2008, along with selected GAAP financial ratios and measures and other financial measures.

Results of Operations
(Dollars in thousands, except per share data)

	For the three months ended		For the six months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$593	$(94,097)	$(5,321)	$(100,256)
Loss attributable to common shareholders	$(497)	$(94,097)	$(7,502)	$(100,256)
Diluted loss per common share	$(0.03)	$(5.68)	$(0.45)	$(6.06)

Selected GAAP financial ratios and measures and other financial measures
Return on average assets	0.07%	(11.14)%	(0.33)%	(5.97)%
Return on average equity	0.85%	(121.96)%	(3.79)%	(63.99)%
Net interest margin, fully tax-equivalent	3.65%	2.81%	3.52%	2.94%
Efficiency ratio	63.15%	444.10%	63.86%	287.32%
Noninterest expense to average assets	3.12%	13.81%	3.05%	8.22%

Summary.  Net income for the quarter ended December 31, 2009 was $0.6 million compared with a net loss of $94.1 million for the quarter ended December 31, 2008.  The overriding factor for the three months ended December 31, 2008 was the goodwill impairment charge of $93.7 million included in noninterest expense.  The remaining portion of the increase in net income for the current quarter compared to the same period in the prior year was primarily due to increases of $6.4 million in net interest income and $7.5 million in noninterest income, partially offset by increases of $4.8 million in the provision for loan losses and $2.4 million in noninterest expense, and a reduction of $4.1 million in income tax benefits.  The increase in noninterest income was primarily due to an increase of $2.7 million in mortgage banking gains and a prior year decline of $2.5 million in the fair value of securities.  The increase in noninterest expense was primarily due to increases of $1.1 million in salaries and employee benefits and $0.9 million in real estate owned expense.  After deducting the preferred stock dividends and discount accretion of $1.1 million from net income of $0.6 million, the loss attributable to common shareholders was $0.5 million.

Net loss for the six months ended December 31, 2009 was $5.3 million compared with a net loss of $100.3 million for the six months ended December 31, 2008.  The overriding factor for the six months ended December 31, 2008 was the goodwill impairment charge of $93.7 million included in noninterest expense.  The remaining portion of the decline in net loss for the six months ended December 31, 2009 compared to the same period in the prior year was primarily due to increases of $9.0 million in net interest income and $20.8 million in noninterest income, partially offset by increases of $19.9 million in provision for loan losses and $5.4 million in noninterest expense, and a reduction of $1.7 million in income tax benefits.  The increase in noninterest income was primarily due to the prior period charge of $11.9 million for the decline in the fair value of securities, including Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund, along with an increase of $4.9 million in mortgage banking gains.  The increase in noninterest expense was primarily due to increases of $1.7 million in loan expenses and $1.3 million in Federal Deposit Insurance Corporation (FDIC) premiums.  The preferred stock dividends and discount accretion of $2.2 million, in addition to the net loss of $5.3 million, resulted in a loss attributable to common shareholders of $7.5 million.

The current economic conditions continued to significantly affect the banking industry and impacted the Company’s financial results for the second quarter and first six months of fiscal year 2010.  The provision for loan losses increased 51.9% for the quarter ended December 31, 2009 compared to the same period in the prior year.  For the six months ended December 31, 2009, the provision for loan losses increased 120.3% compared to the same period in the prior year.  The ratio of nonperforming loans to total loans has increased to 5.86% at December 31, 2009 compared with 4.18% at June 30, 2009.  The allowance for loan losses to total loans was 2.17% at December 31, 2009 compared with 1.60% at June 30, 2009.

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

For the quarter ended December 31, 2009, there were no differences between net income and core earnings.  For the quarter ended December 31, 2008, the pre-tax charges of $93.7 million in goodwill impairment and $1.1 million in merger, integration and restructuring expenses have been excluded from core loss.  For the six months ended December 31, 2009, the pre-tax charge of $0.3 million in merger, integration and restructuring expenses has been excluded from core loss.  For the six months ended December 31, 2008, the pre-tax charges of $93.7 million in goodwill impairment and $1.1 million in merger, integration and restructuring expenses have been excluded from core loss.  Reconciliation of net income (loss) to the non-GAAP measure of core earnings (loss), along with selected core financial ratios is shown below.

	As of or for the		As of or for the
	three months ended		six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Reconciliation of net loss to core loss
Net income (loss)	$593	$(94,097)	$(5,321)	$(100,256)
Goodwill impairment, net of tax	-	92,139	-	92,139
Merger, integration and restructuring expense, net of tax	-	692	193	721
Core earnings (loss)	593	(1,266)	(5,128)	(7,396)
Preferred stock dividends and discount accretion	1,090	-	2,181	-
Core loss attributable to common shareholders	$(497)	$(1,266)	$(7,309)	$(7,396)
Core loss per common share	$(0.03)	$(0.08)	$(0.44)	$(0.45)

Selected Core Financial Ratios
Core return on average assets	0.07%	(0.15)%	(0.32)%	(0.44)%
Core return on average equity	0.85%	(1.64)%	(3.65)%	(4.72)%
Core net interest margin, fully tax-equivalent	3.65%	2.81%	3.52%	2.94%
Core efficiency ratio	63.15%	83.00%	63.47%	89.78%
Core noninterest expense to average assets	3.12%	2.58%	3.03%	2.57%

The reasons for the changes in core loss, core loss attributable to common shareholders and the selected core financial ratios for the three and six months ended December 31, 2009 compared with the three and six months ended December 31, 2008 are not significantly different than the reasons used to describe changes in the GAAP results and financial ratios for the same periods.

Net Interest Income.  The following tables provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.  Interest income and the resulting yields in the following table are stated on a fully tax-equivalent basis.  Therefore, they will vary slightly form interest income in the Condensed Consolidated Statements of Income included in the Condensed Consolidated Financial Statements.

Average Balances, Interest Rates and Yields
(Dollars in thousands)

	Three months ended December 31, 2009			Three months ended December 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/cost	Balance	Interest	Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,716,326	$36,675	5.36%	$2,686,814	$39,572	5.84%
Securities and interest-bearing deposits	291,087	3,346	4.60%	340,945	3,896	4.57%
Federal Home Loan Bank stock	35,041	394	4.46%	36,221	438	4.79%
Total interest-earning assets	3,042,454	40,415	5.27%	3,063,980	43,906	5.69%
Noninterest-earning assets
Cash and due from banks	47,425			41,762
Allowance for loan losses	(55,820)			(35,325)
Other assets	188,281			280,428
Total assets	$3,222,340			$3,350,845

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$186,588	55	0.12%	$158,624	234	0.58%
Savings and money market accounts	755,054	1,292	0.68%	701,634	3,340	1.89%
Certificates of deposit	1,158,393	6,302	2.16%	1,390,296	12,625	3.60%
Total deposits	2,100,035	7,649	1.45%	2,250,554	16,199	2.86%
Borrowings
Short-term borrowings	229,610	1,155	2.00%	121,378	1,235	4.04%
Long-term debt	341,212	3,595	4.18%	412,712	4,760	4.58%
Total interest-bearing liabilities	2,670,857	12,399	1.84%	2,784,644	22,194	3.16%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	259,435			232,547
Other liabilities	15,524			27,555
Total liabilities	2,945,816			3,044,746
Shareholders’ equity	276,524			306,099
Total liabilities and shareholders’ equity	$3,222,340			$3,350,845

Fully tax-equivalent net interest income		28,016			21,712
Interest rate spread			3.43%			2.53%
Net interest margin, fully tax-equivalent			3.65%			2.81%
Average interest-earning assets to average interest-bearing liabilities			113.91%			110.03%
Tax-equivalent adjustment		354			409
Net interest income		$27,662			$21,303

Average Balances, Interest Rates and Yields
(Dollars in thousands)

	Six months ended December 31, 2009			Six months ended December 31, 2008
	Average		Average	Average		Average
	Balance	Interest	Yield/cost	Balance	Interest	Yield/cost
ASSETS
Interest-earning assets
Loans and loans held for sale	$2,718,243	$74,117	5.41%	$2,680,459	$80,168	5.93%
Securities and interest-bearing deposits	288,493	6,711	4.65%	323,846	7,681	4.74%
Federal Home Loan Bank stock	35,093	838	4.73%	35,994	920	5.07%
Total interest-earning assets	3,041,829	81,666	5.33%	3,040,299	88,769	5.79%
Noninterest-earning assets
Cash and due from banks	47,019			42,399
Allowance for loan losses	(50,201)			(33,444)
Other assets	188,641			280,667
Total assets	$3,227,288			$3,329,921

LIABILITIES
Interest-bearing liabilities
Deposits
Interest-bearing checking accounts	$182,978	146	0.16%	$159,375	458	0.57%
Savings and money market accounts	737,482	2,640	0.71%	740,958	7,245	1.94%
Certificates of deposit	1,211,551	15,415	2.52%	1,305,874	23,716	3.60%
Total deposits	2,132,011	18,201	1.69%	2,206,207	31,419	2.83%
Borrowings
Short-term borrowings	205,459	2,318	2.24%	135,639	2,701	3.96%
Long-term debt	338,212	7,224	4.25%	416,726	9,579	4.57%
Total interest-bearing liabilities	2,675,682	27,743	2.06%	2,758,572	43,699	3.14%
Noninterest-bearing liabilities
Noninterest-bearing checking accounts	252,495			232,462
Other liabilities	20,781			28,078
Total liabilities	2,948,958			3,019,112
Shareholders’ equity	278,330			310,809
Total liabilities and shareholders’ equity	$3,227,288			$3,329,921

Fully tax-equivalent net interest income		53,923			45,070
Interest rate spread			3.27%			2.65%
Net interest margin, fully tax-equivalent			3.52%			2.94%
Average interest-earning assets to average interest-bearing liabilities			113.68%			110.21%
Tax-equivalent adjustment		703			812
Net interest income		$53,220			$44,258

Net interest income for the quarter ended December 31, 2009, totaled $27.7 million, an increase of $6.4 million or 29.9% from $21.3 million for the quarter ended December 31, 2008.  The increase in net interest income was the result of an increase of 84 basis points in the net interest margin to 3.65% for the current quarter compared with 2.81% for the same quarter in the prior year.  Net interest income for the six months ended December 31, 2009, totaled $53.2 million, an increase of $8.9 million or 20.2% from $44.3 million for the six months ended December 31, 2008.  The increase in net interest income was the result of an increase of 58 basis points in the net interest margin to 3.52% for the current quarter compared with 2.94% for the same period in the prior year.  The increase in net interest margin for the three and six months ended December 31, 2009 was primarily due to the interest rates paid on interest-bearing liabilities continuing to reprice lower, catching up with the already lower yielding assets.  In addition, since June 30, 2009, the Company has utilized a portion of its short-term liquid assets to retire maturing liabilities with high interest rates, further contributing to the improved net interest margin.

The net interest margin has continued to be affected by the Federal Reserve’s response to the national credit crisis – the continued historically low, targeted federal funds rate that ranges from zero to 25 basis points.  With approximately 89% of the Company’s interest-earning assets in loans and the mix of loans in the portfolio changing to include a greater percentage of commercial loans, many of which carry yields based on a variable rate index (prime rate), the yield on interest-earning assets declined 42 and 46 basis points for the three and six months ended December 31, 2009, respectively, compared with the same periods in the prior year.

The Federal Reserve’s rate reductions also had an impact on the liability side of the balance sheet.  The average rate paid on interest-bearing liabilities was 1.84% for the quarter ended December 31, 2009 compared to 3.16% for the same quarter in the prior year, a decrease of 132 basis points.  Deposits were approximately 79% of interest-bearing liabilities and had cost reductions of 141 basis points for the quarter ended December 31, 2009 compared to the same quarter in the prior year.  For the six months ended December 31, 2009, the average rate paid on interest-bearing liabilities was 2.06% compared to 3.14% for the same period in the prior year, a decrease of 108 basis points.  For the six months ended December 31, 2009, deposits were approximately 80% of interest-bearing liabilities and had cost reductions of 114 basis points compared to the same period in the prior year.  The decrease in the average cost of deposits was due to the continued government-driven low interest rates which resulted in certificates of deposit and nonmaturity deposit accounts repricing at much lower interest rates.  In the prior year, the mix within deposits shifted to the higher paying certificates of deposits, as customers were unsatisfied with savings and money market rates.  During that time, and as a result of the national credit crisis, higher-than-market rates were offered by other financial institutions across the Company’s footprint, thereby keeping the Company’s certificate rates somewhat higher than the Company would have normally paid.

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

The following table presents the Company’s provision for loan losses and net charge-offs for the three and six months ended December 31, 2009 and 2008, along with the ratio of net charge-offs to average loans.

	For the three months ended				For the six months ended
	December 31,				December 31,
			Increase				Increase
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
	(Dollars in thousands)
Provision for loan losses	$14,000	$9,216	$4,784	51.9%	$36,500	$16,567	$19,933	120.3%
Net charge-offs	$12,170	$7,066	$5,104	72.2%	$23,607	$11,206	$12,401	110.7%
Excess provision for loan losses over net charge-offs	$1,830	$2,150			$12,893	$5,361

Net charge-offs to average loans	1.97%	1.07%			1.91%	0.85%

Nonperforming loans increased $15.1 million or 11.9% during the current quarter to $141.8 million at December 31, 2009.  The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the current estimated probable incurred credit losses inherent in the loan portfolio.  The allowance for loan losses to total loans increased from 1.60% at June 30, 2009 to 2.17% at December 31, 2009.

Noninterest Income.  Noninterest income totaled $12.1 million for the quarter ended December 31, 2009 compared with $4.5 million in the same quarter in the prior year.  The increase in the current quarter over the prior year quarter was primarily due to the prior year charge of $2.5 million for the decline in the fair value of securities and increases of $2.7 million in mortgage banking gains and $1.6 million in loan servicing income.

Noninterest income totaled $23.8 million for the six months ended December 31, 2009 compared with $2.9 million for the six months ended December 31, 2008.  The increase for the first half of fiscal year 2010 over the same period in the prior year was primarily due to the prior year charge of $11.9 million for the decline in the fair value of Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund, along with current period increases of $4.9 million in mortgage banking gains, $1.8 million in loan servicing income and $1.7 million in service charges and fees on deposit accounts.

Effective July 1, 2008, the Company elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value under ASC 820.  There was no impact to adopting fair value for these securities as of July 1, 2008 as the Company had previously recorded them at fair value on June 30, 2008 under the other-than-temporary impairment guidelines.  The $11.9 million decline in the fair value of securities for the six months ended December 31, 2008 was primarily due to a decline in the fair value of Fannie Mae preferred stock and to a lesser extent, the decline in the fair value of the mutual fund investment.  The decline in the fair value of Fannie Mae preferred stock was caused by government actions placing Fannie Mae under conservatorship and suspending future dividends.  All Fannie Mae preferred stock was sold during fiscal year 2009.  The decline in the value of the mutual fund investment was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields related to credit quality concerns.

Mortgage banking gains increased 129.4% or $2.7 million to $4.8 million for the quarter ended December 31, 2009 compared with $2.1 million for the quarter ended December 31, 2008.  Gains in the current quarter averaged 96 basis points on $502 million in sales compared with 87 basis points on $243 million in sales for the same period in the prior year.  For the six months ended December 31, 2009, mortgage banking gains increased 125.2% or $4.8 million to $8.7 million compared with $3.9 million for the six months ended December 31, 2008.  Gains for the six months ended December 31, 2009 averaged 87 basis points on $1.009 billion in sales compared with 78 basis points on $498 million in sales for the same period in the prior year.  The increase in mortgage banking gains was primarily due to an increase in the volume of loans sold due to continued favorable long-term interest rates and the addition of experienced loan officers.  Also contributing to the increase in mortgage banking gains was higher margins on sales of loans.  The level of loan originations, sales and gains on the sale of loans are all results that tend to vary inversely with interest rates.  Loan activity tends to increase as interest rates decrease and loan activity tends to decrease as interest rates increase.  In conjunction with favorable long-term mortgage interest rates during the three and six month periods ended December 31, 2009, the Company was able to increase mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers seeking to refinance their existing homes.  For the quarter ended December 31, 2009, 42% of the loans sold also included the sale of the servicing rights on those loans compared with 56% for the same quarter in the prior year.  For the six months ended December 31, 2009, 35% of the loans sold also included the sale of servicing rights on those loans compared with 56% for the same period in the prior year.  Due to the continued low interest rate environment, the Company anticipates that the value of its servicing rights on sold loans with historically low interest rates will increase in the future due to the change in value that is related to a possible rise in interest rates and the related decline in prepayment speeds.

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

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Loan servicing income (loss)
Loan servicing revenue, net of amortization	$72	$131	$336	$379
Change in impairment	576	(1,071)	464	(1,363)
Total loan servicing income (loss)	$648	$(940)	$800	$(984)

For both the three and six month periods ended December 31, 2009, the increase in loan servicing income was primarily due to the reduction in impairment of MSRs.  The decrease in impairment in the three and six month periods ended December 31, 2009 was primarily due to a significantly greater portion of the portfolio comprised of loans with interest rates at 5.50% or lower compared to the same periods in the prior year.  This shift extended the anticipated life and earnings potential of the portfolio.  At December 31, 2009, there was $0.6 million of allowance for impairment of MSRs.

Service charges and fees on deposit accounts increased $0.7 million, or 28.2% to $3.2 million for the quarter ended December 31, 2009, as compared with $2.5 million for the quarter ended December 31, 2008.  For the six months ended December 31, 2009, service charges and fees on deposit accounts increased $1.7 million, or 36.9% to $6.3 million compared with $4.6 million for the six months ended December 31, 2008.  For both the three and six month periods ended December 31, 2009, the increase in service charges and fees on deposit accounts was primarily due to the impact of overdraft fee income.

There were no sales of securities for both the three months ended December 31, 2009 and 2008.  There were no sales of securities for the six months ended December 31, 2009 compared with net gains of $0.3 million for the six months ended December 31, 2008.  Securities may be sold to respond to liquidity needs, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates.  The Company does not anticipate that future gains or losses on the sale of securities will be a major component of net income.  However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Over the past several years, the volume and dollar value of loan servicing rights has been growing more rapidly than total assets on a percentage basis.  As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased.  In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold loan servicing rights in fiscal year 2008 and fiscal year 2006.  There were no sales of loan servicing rights in the three month period ended December 31, 2009.  The $0.7 million gain on sale of loan servicing rights in the first half of fiscal year 2010 represented the final resolution of contingencies related to the 2008 and 2006 sales of loan servicing rights.

The Company monitors the level of its investment in mortgage loan servicing rights in relation to its other activities in order to limit its exposure to significant fluctuations in loan servicing income.  In addition, the Company may sell MSRs in the future depending on the size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

Noninterest Expense. Noninterest expense for the quarter ended December 31, 2009 was $25.3 million, a decrease of $91.3 million or 78.3% compared with $116.6 million for the prior year quarter.  The primary factor for the decrease in noninterest expense was the prior year pre-tax goodwill impairment charge of $93.7 million.  The remaining portion of the change in noninterest expense was primarily due to increases of $1.1 million in salaries and employee benefits and $0.9 million in real estate owned expense, partially offset by a decrease of $1.1 million in merger, integration and restructuring expense.  The increase in salaries and employee benefits was primarily due to an increase in incentive compensation related to a higher volume of mortgage loan originations.  Annualized noninterest expense to average assets decreased to 3.12% for the quarter ended December 31, 2009 from 13.81% for the same quarter in the prior year.  Real estate owned expense to average assets was 0.28% for the quarter ended December 31, 2009 compared with 0.16% for the quarter ended December 31, 2008.  There were no differences between noninterest expense and core noninterest expense for the quarter ended December 31, 2009.  For the quarter ended December 31, 2008, core noninterest expense excludes the $93.7 million charge for goodwill impairment and $1.1 million in merger, integration and restructuring costs.  Core noninterest expense for the quarter ended December 31, 2009 was $25.3 million, an increase of $3.5 million or 16.1% over core noninterest expense of $21.8 million for the same quarter in the prior year.  The increase was primarily due to increases in salaries and employee benefits and real estate owned expense.  Core noninterest expense to average assets increased to 3.12% for the quarter ended December 31, 2009 from 2.58% for the same quarter in the prior year.

Noninterest expense for the first six months of fiscal year 2010 was $49.6 million, a decrease of $88.4 million or 64.0% compared with $138.0 million for the same period in the prior year.  The primary factor for the decrease in noninterest expense was the prior year pre-tax goodwill impairment charge of $93.7 million.  The remaining portion of the change in noninterest expense was primarily due to increases of $1.7 million in loan expenses, $1.3 million in FDIC premiums and $0.9 million in real estate owned expense, partially offset by a decrease of $0.8 million in merger, integration and restructuring expense.  The increase in loan expenses was primarily due to an increase in costs related to a higher volume of mortgage loan originations and nonperforming loans.  Annualized noninterest expense to average assets decreased to 3.05% for the six months ended December 31, 2009 from 8.22% for the same period in the prior year.  Real estate owned expense to average assets was 0.21% for the six months ended December 31, 2009 compared with 0.15% for the six months ended December 31, 2008.  Core noninterest expense for the six months ended December 31, 2009 excludes $0.3 million in merger, integration and restructuring costs.  For the six months ended December 31, 2008, core noninterest expense excludes the $93.7 million charge for goodwill impairment and $1.1 million in merger, integration and restructuring costs.  Core noninterest expense for the six months ended December 31, 2009 was $49.3 million, an increase of $6.2 million or 14.4% over core noninterest expense of $43.1 million for the same period in the prior year.  The increase was primarily due to increases in loan expenses and FDIC premiums.  Core noninterest expense to average assets increased to 3.03% for the six months ended December 31, 2009 from 2.57% for the same period in the prior year.

Income Taxes.  An income tax benefit of $0.2 million was recorded for the quarter ended December 31, 2009 attributable to pre-tax income of $0.4 million, compared with an income tax benefit of $5.9 million for the quarter ended December 31, 2008 attributable to the pre-tax loss of $100.0 million.  For the six months ended December 31, 2009, the Company recorded an income tax benefit of $3.8 million, attributable to the pre-tax loss of $9.1 million, compared with an income tax benefit of $7.1 million for the six months ended December 31, 2008 attributable to the pre-tax loss of $107.3 million.

The Company ordinarily applies an annual effective tax rate, which is an annual forecast of tax expense as a percentage of expected full year pre-tax income (an annual effective tax rate approach).  Under this approach, a company would provide income tax expense or benefit based on the application of the most recent estimated annual effective tax rate to a company’s pre-tax income for the interim period.  The Company generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with Low Income Housing Tax Credit, where such benefits are relatively consistent from year to year regardless of the level of pre-tax income.  The Company used the annual effective tax rate approach for the three and six month periods ended December 31, 2008.

Due to the consistent level of tax benefits that reduce the Company’s tax rate below the 35% statutory rate and the difficulty for the Company in projecting annual pre-tax income for the fiscal year ended June 30, 2010, the actual method, (based on the period’s actual income tax calculation), is expected to provide a more accurate correlation to year-to-date results.  Accordingly, the income tax benefit recognized for the three and six month periods ended December 31, 2009 are the amounts related to actual results and tax benefits generated in the three and six month periods ended December 31, 2009.

Liquidity and Cash Flows

Liquidity is the Company’s ability to generate adequate cash flows to meet the demands of its customers and provide adequate flexibility for the Company to take advantage of market opportunities.  Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities.  The Company’s principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; the issuance of debt or equity securities and operations.  Managing liquidity entails balancing the need for cash or the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk.  The most liquid types of assets typically carry the lowest yields.

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated.  From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed a primary business function of the Company to continue uninhibited.  Mortgage originations totaled $970 million for the first six months of fiscal year 2010, while loans sold were $1.009 billion, a 104% turnover rate.  The higher volume of refinanced loans resulting from favorable long-term interest rates during the first half of fiscal year 2010 and the extension of the holding period for loans held for sale from 10 days to 45 days contributed to the Company selling more loans than it originated during the first half of fiscal year 2010.  With the continued historically low mortgage rates, refinance activity has been robust, and the Company expects to continue to originate and sell loans at a turnover rate of 80% or higher.  Should there be any inability to securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

The following table summarizes the Company’s potential cash available as measured by liquid assets and borrowing capacity at December 31, 2009 and June 30, 2009.

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Cash and unpledged securities	$111,211	$149,236
Additional borrowing capacity at the Federal
Home Loan Bank	97,289	-
Unsecured line of credit with a commercial bank	10,000	-
Additional borrowing capacity at the Federal
Reserve Bank	-	24,759
Potential cash available as measured by liquid assets and borrowing capacity	$218,500	$173,995

The Company’s cash and unpledged securities are available to meet cash needs.  Unpledged securities can be sold or pledged to secure additional borrowings.  Since June 30, 2009, the Federal Reserve Bank has reduced the availability of funds to banks and in the near future will extend credit only in emergency funding situations.  To bolster liquidity, the Company participated in a national public funds referral program which brought in approximately $95 million of funds.  These funds are not considered brokered deposits.  Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates.  In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, by accelerating the sales of loans held for sale, or by selling loans currently held in the loan portfolio.  Deposits raised in national markets include brokered deposits.  Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates.  Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates.  The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of the OTS.  At December 31, 2009, the Company had $185 million of brokered deposits and currently has an availability of $46 million that could be raised without prior approval of the OTS.  Under its current liquidity guidelines of limiting total borrowings to 30% of assets, the Company could raise additional funds through overnight borrowings.  The Company’s access to funds of up to $59 million of senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program expired October 31, 2009.  Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The parent holding company, as a thrift holding company, has more limited sources of liquidity.  In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries.  Any debt offerings or cash dividends of the parent holding company require the prior approval of the OTS.  Cash can be used by the parent holding company to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends on the perpetual preferred stock issued to the Treasury, pay dividends to common shareholders and to fund operating expenses.  At December 31, 2009, the parent holding company had cash and unpledged securities of $36 million available to meet cash needs.  Annual debt service on the Junior Subordinated Debentures is approximately $3 million.  Annual dividends on the perpetual preferred stock are approximately $4 million.  Banking regulations limit the amount of dividends that can be paid to the parent holding company by the Bank without prior approval of the OTS.  Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment.  As of December 31, 2009, the Bank can pay no dividends to the parent holding company without OTS approval.  Future dividend payments by the Bank to the parent holding company would be based upon future earnings or the approval of the OTS.

At December 31, 2009, the Company had $50 million of repurchase agreements from various financial institutions.  These financial institutions are evaluated with regards to their financial stability before entering into the repurchase transaction and are evaluated on a regular basis until the repurchase agreement matures.  The Company’s repurchase agreements are collateralized by available for sale securities held by the other financial institutions which at December 31, 2009, had a fair value of approximately $60 million.

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

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues.  An illustration of the sensitivity of this system to changes in conditions or changes in estimates follows.  The most serious grading a loan can receive is to be classified as a loss.  A loan classified in the loss grade would be 100% reserved and would be subject to charge-off.  The next most serious grade is identified as doubtful.  At December 31, 2009, the Company had $37.2 million of loans classified as doubtful.  If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to increase by approximately $30.0 million.

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

The results below indicate how NPV would change based on various changes in interest rates.  The projections are as of December 31, 2009 and June 30, 2009, and are based on an instantaneous change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point	NPV ratio	NPV ratio
change in rates	December 31, 2009	June 30, 2009

+ 200	11.11%	10.86%
+ 100	10.60%	10.28%
No change	9.73%	9.29%
- 100	9.11%	8.50%
- 200	8.89%	8.19%

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and the Company did not change existing strategies.  The actual results could be better or worse based on changes in interest rate risk strategies.  The above results at December 31, 2009 indicate that the Company would continue to benefit in a rising interest rate environment when compared to June 30, 2009.  The Company has experienced a decrease in its exposure to falling interest rates for the same comparable periods.  Based on the current Federal Funds rate, at a range from zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely.  The NPV ratio for no change in rates has increased 44 basis points at December 31, 2009 compared to June 30, 2009.  This model indicates theoretical results given various changes in the level of interest rates but no change in the shape of the yield curve.  The Company also has exposure to changes in the shape of the yield curve.  The results of the projections are within parameters established by the Board of Directors.

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

Item 4.          Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation included consideration of the disagreement with the prior independent registered public accounting firm over the severity of an internal control deficiency over financial reporting that the Company reported in its Annual Report on Form 10-K for the year ended June 30, 2009.  The Company disclosed in the Annual Report on Form 10-K that additional verification procedures were implemented which provided improved internal control over financial reporting.  Management is continuing to monitor, evaluate and test the operating effectiveness of these additional verification controls.  Based on the current evaluation, management concluded that disclosure controls and procedures were effective as of December 31, 2009.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

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

Item 4.          Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.          Other Information – Not applicable.

Item 6.                      Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list includes the Exhibit Index:

Exhibit
Number	Document	Reference

31.1	Certification of Chief Executive Officer Pursuant to Rule13a-14(a) or	Filed herewith
15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or	Filed herewith
15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350,	Filed herewith
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350,	Filed herewith
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date:	February 5, 2010	/s/ Steven R. Lewis	/s/ David W. Gifford
		Steven R. Lewis	David W. Gifford
		President and Chief Executive Officer	Chief Financial Officer