Form 10-Q
period 2010-03-31
FIRST PLACE FINANCIAL CORP /DE/
filed 2010-05-07
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File Number 0-25049

FIRST PLACE FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	34-1880130
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

185 E. Market Street, Warren OH   44481
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

16,973,270 shares of common stock outstanding as of April 30, 2010

TABLE OF CONTENTS

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition (Unaudited)
	as of March 31, 2010, and June 30, 2009	3

	Condensed Consolidated Statements of Income (Loss) (Unaudited)
	for the Three and Nine Months Ended March 31, 2010 and 2009	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity
	(Unaudited) for the Nine Months Ended March 31, 2010 and 2009	5

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	for the Nine Months Ended March 31, 2010 and 2009	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-19

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	20-37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37-38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

Part I.      FINANCIAL INFORMATION
Item 1.      Financial Statements

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2010	June 30, 2009
ASSETS
Cash and due from banks	$30,907	$38,321
Interest-bearing deposits in other banks	25,159	56,614
Trading securities, at fair value	11,451	11,786
Securities available for sale, at fair value	243,596	264,814
Loans held for sale, at fair value	330,568	376,406
Loans	2,368,483	2,468,444
Less allowance for loan losses	52,554	39,580
Loans, net	2,315,929	2,428,864
Federal Home Loan Bank stock	35,041	36,221
Premises and equipment, net	49,787	52,222
Goodwill	885	885
Core deposit and other intangible assets	8,452	10,639
Other assets	156,853	127,695
Total assets	$3,208,628	$3,404,467

LIABILITIES
Deposits:
Noninterest-bearing checking	$262,394	$238,417
Interest-bearing checking	260,297	173,376
Savings	408,172	400,424
Money market deposit accounts	345,221	291,131
Certificates of deposit	1,221,173	1,332,253
Total deposits	2,497,257	2,435,601
Short-term borrowings	63,337	323,458
Long-term debt	378,878	335,159
Other liabilities	4,292	28,770
Total liabilities	2,943,764	3,122,988

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value: 3,000,000 shares authorized:
Fixed Rate Cumulative Perpetual Preferred stock, Series A, $1,000 liquidation preference per share: 72,927 shares issued and outstanding at March 31, 2010, and June 30, 2009	69,653	69,198
Common stock, $.01 par value: 53,000,000 shares authorized, 18,114,673 shares issued	181	181
Additional paid-in capital	218,418	218,310
Retained (deficit) earnings	(4,173)	17,193
Unearned employee stock ownership plan (ESOP) shares	(2,805)	(3,116)
Treasury stock, at cost: 1,141,403 shares at March 31, 2010, and June 30, 2009	(19,274)	(19,274)
Accumulated other comprehensive income (loss)	2,864	(1,013)
Total shareholders' equity	264,864	281,479
Total liabilities and shareholders' equity	$3,208,628	$3,404,467

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)
(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
INTEREST INCOME
Loans, including fees	$35,087	$38,702	$109,130	$118,803
Securities and interest-bearing deposits:
Taxable	2,147	2,679	6,969	8,053
Tax-exempt	637	640	1,898	1,960
Dividends	394	387	1,231	1,549
Total interest income	38,265	42,408	119,228	130,365

INTEREST EXPENSE
Deposits	6,992	15,189	25,194	46,609
Short-term borrowings	514	1,473	2,831	4,173
Long-term debt	3,652	4,061	10,876	13,640
Total interest expense	11,158	20,723	38,901	64,422

NET INTEREST INCOME	27,107	21,685	80,327	65,943
Provision for loan losses	31,100	6,797	67,600	23,364
NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES	(3,993)	14,888	12,727	42,579

NONINTEREST INCOME
Service charges and fees on deposit accounts	2,753	2,675	9,057	7,278
Net gains on sales of securities	651	1	651	320
Change in fair value of trading securities	16	(489)	415	(12,353)
Mortgage banking gains	5,845	6,812	14,586	10,693
Gains on sales of loan servicing rights	-	-	689	-
Loan servicing income (expense)	699	(1,009)	1,498	(1,993)
Insurance commission income	1,124	1,083	3,449	3,104
Other income	3,134	2,063	7,669	7,032
Total noninterest income	14,222	11,136	38,014	14,081

NONINTEREST EXPENSE
Salaries and employee benefits	11,956	11,382	32,843	31,818
Occupancy and equipment	3,833	3,639	11,022	10,421
Professional fees	954	823	2,822	2,485
Loan expenses	1,689	899	4,748	2,239
Marketing	588	268	1,859	1,423
Federal deposit insurance premiums	1,507	987	4,258	2,390
Merger, integration and restructuring charges	-	-	297	1,109
Goodwill impairment	-	-	-	93,741
Amortization of intangible assets	711	784	2,188	2,378
Real estate owned expense	1,292	1,102	4,665	3,574
Other expense	4,092	3,116	11,546	9,381
Total noninterest expense	26,622	23,000	76,248	160,959

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(16,393)	3,024	(25,507)	(104,299)
Income tax expense (benefit)	(3,375)	483	(7,168)	(6,584)
NET INCOME (LOSS)	(13,018)	2,541	(18,339)	(97,715)
Less preferred stock dividends and discount accretion	1,092	216	3,273	216
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(14,110)	$2,325	$(21,612)	$(97,931)

Basic income (loss) per common share	$(.85)	$.14	$(1.30)	$(5.91)
Diluted income (loss) per common share	(.85)	.14	(1.30)	(5.91)
Cash dividends declared per common share	-	.01	.01	.18
Average common shares outstanding - basic	16,622,081	16,569,366	16,607,694	16,558,189
Average common shares outstanding - diluted	16,622,081	16,569,366	16,607,694	16,558,189

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
(Dollars in thousands, except per share data)
							Accumulated
			Additional	Retained	Unearned		Other
	Preferred	Common	Paid-in	(Deficit)	ESOP	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Shares	Stock	Income (Loss)	Total
Balance at July 1, 2008	$-	$181	$214,216	$131,770	$(3,531)	$(19,274)	$(4,395)	$318,967
Comprehensive loss
Net loss				(97,715)				(97,715)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							2,158	2,158
Loss on termination of interest rate swaps reclassified to other comprehensive income, net of tax							448	448
Total comprehensive loss								(95,109)
Adjustment to initially apply the effect of fair value accounting, net of tax				188				188
Dividends declared and paid on common shares ($.18 per share)				(2,865)				(2,865)
Commitment to release employee stock ownership plan shares (31,171 shares)			(115)		311			196
Commitment to release recognition and retention plan shares (2,072 shares)			44					44
Issuance of 72,927 shares of preferred stock	72,927							72,927
Discount on preferred stock issued	(3,868)							(3,868)
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(8)							(8)
Accretion of preferred stock discount	34			(34)				-
Issuance of common stock warrant			3,868					3,868
Preferred stock dividends accrued				(182)				(182)
Stock option expense			218					218

Balance at March 31, 2009	$69,085	$181	$218,231	$31,162	$(3,220)	$(19,274)	$(1,789)	$294,376

Balance at July 1, 2009	$69,198	$181	$218,310	$17,193	$(3,116)	$(19,274)	$(1,013)	$281,479
Comprehensive loss
Net loss				(18,339)				(18,339)
Change in unrealized gain on securities available for sale, net of reclassification and tax effects							3,438	3,438
Loss on termination of interest rate swaps reclassified to other comprehensive income, net of tax							439	439
Total comprehensive loss								(14,462)
Adjustment to apply the effect of Employer’s Accounting for Employee Stock Ownership Plans, net of tax			76					76
Recovery of dividends from recognition and retention plan				416				416
Dividends declared and paid on common shares ($.01 per share)				(170)				(170)
Commitment to release employee stock ownership plan shares (31,161 shares)			(216)		311			95
Commitment to release recognition and retention plan shares (11,624 shares)			53					53
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(83)							(83)
Accretion of preferred stock discount	538			(538)				-
Preferred stock dividends accrued				(2,735)				(2,735)
Stock option expense			195					195

Balance at March 31, 2010	$69,653	$181	$218,418	$(4,173)	$(2,805)	$(19,274)	$2,864	$264,864

See accompanying notes to condensed consolidated financial statements (unaudited).

FIRST PLACE FINANCIAL CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	Nine months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net cash from (used in) operating activities	$102,307	$(55,209)

Cash flows from investing activities:
Securities:
Proceeds from sales and redemptions	16,114	3,389
Proceeds from maturities, calls and principal paydowns	48,703	53,349
Purchases	(35,905)	(68,643)
Net change in interest-bearing deposits in other banks	31,455	(107,225)
Net change in federal funds sold	-	(35,392)
Net change in loans	(81,445)	63,433
Proceeds from sales of loans	47,633	12,344
Proceeds from sales of real estate owned	22,739	12,335
Premises and equipment expenditures, net	(1,839)	(3,130)
Cash paid for acquisitions, net of cash received	-	(1,169)
Net cash from (used in) investing activities	47,455	(70,709)

Cash flows from financing activities:
Net change in deposits	61,645	180,169
Net change in short-term borrowings	(265,994)	(112,914)
Proceeds from long-term debt	50,000	-
Repayment of long-term debt	(255)	(310)
Proceeds from issuance of preferred stock and common stock warrant	-	72,927
Common dividends paid	(170)	(2,865)
Preferred dividends paid	(2,735)	-
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(83)	(8)
Recovery of dividends from recognition and retention plan	416	-
Net cash (used in) from financing activities	(157,176)	136,999

Net change in cash and cash equivalents	(7,414)	11,081

Cash and cash equivalents at beginning of period	38,321	59,483

Cash and cash equivalents at end of period	$30,907	$70,564

Supplemental cash flow information:
Cash payments of interest expense	$45,316	$61,933
Cash payments (refunds) of income taxes	(8,395)	527
Supplemental noncash disclosures:
Loans securitized	15,953	21,969
Transfer of loans to real estate owned	25,566	25,342
Transfer of loans to real estate held for sale	1,767	-
Transfer of loans from portfolio to loans held for sale	46,844	12,344
Transfer from long-term debt to short-term borrowings	5,873	86,760
Allocation of loan basis to mortgage servicing rights	10,382	8,001
Loans held for sale converted to fair value	-	72,341
Securities available for sale converted to fair value	-	24,766

See accompanying notes to condensed consolidated financial statements (unaudited).

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

Principles of Consolidation. The interim unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First Place Bank (the Bank) and First Place Holdings, Inc.  Active subsidiaries of the Bank include the wholly-owned Ardent Service Corporation and two partially-owned affiliates accounted for under the equity method, 50% owned Bercley Woods Development Company, Ltd. and 99% owned Shiloh Springs, L.P.  The Bank also has wholly-owned subsidiaries that are currently inactive including Western Reserve Mortgage Corporation and AutoArm, LLC.  Wholly-owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., APB Financial Group, Ltd., First Place Real Estate, Ltd. and Title Works Agency, LLC, a 75% owned affiliate of First Place Holdings, Inc.  The investments of the Company in its wholly-owned subsidiaries, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, have been accounted for using the equity method based on their nature as trusts, which are special purpose entities.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company’s employee benefits consulting firm, American Pension Benefits, was sold in June 2009.

Business Segments.  While the Company's chief decision-maker monitors the revenue streams of the various Company products and services, the segments that could be separated from the Company’s primary business of banking are not material.  Accordingly, all of the Company's financial service operations are considered by management to be one reportable operating segment.

Use of Estimates. The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving the use of management’s estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying amount of impaired loans, the carrying amount and amortization of intangible assets, the useful lives and impairment of premises and equipment, the carrying amount of goodwill, the determination of an other-than-temporary impairment on investments, and valuations of foreclosed assets, mortgage servicing rights (MSRs), stock options and securitizations.  Actual results could differ from those estimates.

Cash Flows. Cash and cash equivalents includes cash and due from banks.  Net cash flows are reported for interest-bearing deposits in other banks, federal funds sold, loans, deposits and short-term borrowings.

Subsequent Events.  Management has evaluated events and transactions through the time the condensed consolidated financial statements were issued.  Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC.  In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the condensed consolidated financial statements or disclosed in the notes to condensed consolidated financial statements.

Reclassifications. Certain items in the prior year financial statements were reclassified to conform to the current presentation.

Note 2.  Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 805 (formerly Statement of Financial Accounting Standards (SFAS)) No. 141(R) (revised version of SFAS No. 141), Business Combinations.  This pronouncement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date.  ASC 805 requires additional disclosures to improve the statement user’s ability to evaluate the nature and financial effects of business combinations.  For the Company, it will apply to business combinations where the acquisition date is after June 30, 2009.  Since this pronouncement will be applied prospectively, there was no impact on the Company’s consolidated financial statements upon adoption.

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

In March 2008, the FASB issued ASC 815 (formerly SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities.  This pronouncement requires enhanced disclosures about: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This pronouncement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of ASC 815 did not have a material impact on the Company’s consolidated financial statements.  For more information on the Company’s derivative instruments and hedging activities, see Note 8 - Commitments, Contingencies and Guarantees and Note 9– Fair Value Measurement and Fair Value of Financial Instruments.

In April 2009, the FASB issued ASC 820 (formerly Staff Position SFAS No. 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This pronouncement affirms the approach to estimating fair value when there is no active market, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless otherwise proven and requires an entity to disclose any change in valuation technique.  This pronouncement became effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 320 (formerly Staff Position SFAS No. 115-2 and SFAS No. 124-2), Recognition and Presentation of Other-Than-Temporary Impairment.  This guidance changes the “ability and intent to hold” provision for debt securities and states that impairment is considered to be other than temporary if a company: (i) intends to sell the security, (ii) more-likely-than-not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost.  This guidance also changes the “probability” standard relating to the collectibility of cash flows and states that impairment is considered to be other than temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss).  Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income).  This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of ASC 320 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued ASC 825 (formerly Staff Position SFAS No. 107-1), Interim Disclosures about Fair Value of Financial Instruments.  This pronouncement requires disclosures about fair value of financial instruments in interim, as well as annual financial statements, of publicly traded companies.  This position became effective for interim reporting periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), Generally Accepted Accounting Principles - FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  The Codification™ is the source of authoritative GAAP United States generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification™ is considered nonauthoritative.  The Codification™ is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has made the appropriate changes to GAAP references in the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU provides amendments for fair value measurements of liabilities.  It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques.  ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  ASU 2009-05 was effective October 1, 2009.  The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets (SFAS No. 166, an amendment of FSAB No. 140).  The amendments in this ASU improve financial reporting by eliminating the exceptions for Qualifying Special-Purpose Entities (QSPE) from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to as a result of continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets  eligible for sale accounting.  This ASU is effective for the first annual period beginning after November 15, 2009.  The adoption of ASU 2009-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (SFAS No. 167, Amendments to FASB Interpretation No. 46(R)).  ASU 2009-17 addresses the effects of eliminating the QSPE concept from SFAS No. 140 and the transparency involved with variable interest entities.  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the authority to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity  The amendments in this ASU also require additional disclosures about an enterprise’s involvement in variable interest entities.  This ASU is effective for interim and annual periods beginning after November 15, 2009.  The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-05, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.  This ASU amends FASB ASU Topic 820 to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  The ASU also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.  Except for the detailed Level 3 roll forward disclosures, the guidance in the ASU is effective for interim and annual reporting periods beginning after December 15, 2009.  The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted.  The adoption of ASU 2010-05 did not have a material impact on the Company’s consolidated financial statements.

Note 3.  Securities
(Dollars in thousands)

The fair value and amortized cost of available for sale and trading securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2010
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Debt securities - available for sale:
U.S. Government agencies and other government sponsored enterprises	$8,272	$25	$-	$8,247
Obligations of states and political subdivisions	65,922	982	10	64,950
Trust preferred securities	10,291	-	2,963	13,254
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	158,851	6,648	-	152,203
Total	243,336	7,655	2,973	238,654

Equity securities - available for sale:
Common stock	260	-	37	297
Total	260	-	37	297

Equity securities – trading:
Mortgage-backed securities mutual fund	11,451	-	-	11,451
Total	11,451	-	-	11,451
Total securities	$255,047	$7,655	$3,010	$250,402

	June 30, 2009
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
Debt securities - available for sale:
U.S. Government agencies and other government sponsored enterprises	$4,582	$82	$-	$4,500
Obligations of states and political subdivisions	62,946	496	1,205	63,655
Trust preferred securities	8,267	-	4,955	13,222
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	5,107	171	183,786
Total	264,517	5,685	6,331	265,163

Equity securities - available for sale:
Common stock	297	-	-	297
Total	297	-	-	297

Equity securities – trading:
Mortgage-backed securities mutual fund	11,786	-	-	11,786
Total	11,786	-	-	11,786
Total securities	$276,600	$5,685	$6,331	$277,246

The amortized cost and estimated fair value of debt securities available for sale by remaining contractual maturity at March 31, 2010, are summarized in the following table.  Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

		Amortized
	Fair Value	Cost
Debt securities available for sale:
Due in one year or less	$3,285	$3,241
Due after one year through five years	2,758	2,634
Due after five years through ten years	25,773	25,203
Due after ten years	52,669	55,373
	84,485	86,451
Mortgage-backed securities and collateralized mortgage obligations	158,851	152,203
Total	$243,336	$238,654

Debt and mortgage-backed securities with a fair value of $218,516 as of March 31, 2010, and $228,654 as of June 30, 2009, were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Home Loan Bank, borrowings from the Federal Reserve Bank and for other purposes as required or permitted by law.

A review for other-than-temporary impairment was performed as of March 31, 2010, on the portfolio of trust preferred securities, which had an unrealized loss of $2,963, an improvement from the unrealized loss of $4,955 at June 30, 2009.  The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa3 or higher by Moody’s.  Each of the issuers is a recipient of the U.S. Department of the Treasury’s Troubled Asset Relief Program funding and has not deferred interest payments on those obligations.  The unrealized loss is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market.  Since this variable rate portfolio is based on three-month LIBOR, it trades at a deep discount to its fixed rate counterparts.  As interest rates return to historically normal levels, management expects the value of this portfolio to recover.  The Company does not intend to sell these securities and it is more-likely-than-not that it will not be required to sell them prior to their recovery.  As a result, no other-than-temporary impairment has been recognized in the current quarter.  The Company will continue to monitor these securities and the events and conditions that have an impact on their values and make adjustments for impairment as necessary.

Note 4.  Loans
(Dollars in thousands)

Loans were as follows:

	March 31,	June 30,
	2010	2009
Mortgage and construction loans:
Permanent financing	$725,946	$803,555
Construction	58,206	47,726
Total	784,152	851,281
Commercial loans:
Multifamily real estate	112,115	111,281
Commercial real estate	899,874	875,836
Commercial construction	57,800	68,315
Commercial non real estate	169,092	189,083
Total	1,238,881	1,244,515
Consumer loans:
Home equity lines of credit	206,588	215,136
Home equity loans	118,006	129,661
Automobiles and other	20,856	27,851
Total	345,450	372,648

Total loans	$2,368,483	$2,468,444

Activity in the allowance for loan losses was as follows:

	Nine months ended
	March 31,
	2010	2009

Balance at beginning of period	$39,580	$28,216
Provision for loan losses	67,600	23,364
Loans charged-off	(54,928)	(16,127)
Recoveries	302	313

Balance at end of period	$52,554	$35,766

Approximately $14,000 of the increase in net charge-offs for both the quarterly and year-to-date periods is attributable to aggressive actions taken by management during the current quarter to revalue approximately $60,000 in delinquent loans secured by one- to four-family residential properties.

Impaired loans were as follows:

	March 31,	June 30,
	2010	2009
Loans with no allocated allowance for loan losses	$24,980	$12,494
Loans with an allocated allowance for loan losses	66,504	38,397
Total	$91,484	$50,891

Amount of allocated allowance for loan losses	$10,036	$11,663

Nonperforming loans were as follows:

	March 31,	June 30,
	2010	2009
Nonaccrual loans	$106,950	$92,752
Troubled debt restructurings accruing interest (a)	4,869	10,476
Total nonperforming loans	$111,819	$103,228

(a)
Troubled debt restructurings accruing interest are loans that were accruing interest at the time of restructuring and have been in compliance with their modified terms for a period of less than six months.

Included in nonperforming loans at March 31, 2010 were two loans totaling $7,454 that are subject to the borrower’s bankruptcy proceedings described below.  In the third quarter of fiscal year 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents.  The Company requested and received assignments of replacement collateral from the borrower which the Company now anticipates will be set aside in a subsequent involuntary bankruptcy proceeding.  During the fourth quarter of fiscal year 2009, the borrower stopped making payments and the Company placed these loans on nonaccrual status.  Based on the preliminary state of the bankruptcy proceedings, the amount of any loss on the loans is not estimable at this time.  Therefore, no specific allowance or charge-off was recorded at March 31, 2010.  The Company is also considering legal action against other parties who may have facilitated the fraudulent activity.  If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company would anticipate recovery on a claim filed under the Company’s blanket bond insurance policy. The insurance company has initially denied the claim.  However, the Company intends to pursue the settlement of this claim through negotiation and/or legal action.

Note 5.  Mortgage Servicing Rights
(Dollars in thousands)

Following is a summary of mortgage servicing rights:

	Nine months ended
	March 31,
	2010	2009

Balance at beginning of period	$20,114	$14,272
Additions	10,382	8,001
Net change in valuation allowance	834	(1,137)
Amortization	(4,486)	(4,142)

Balance at end of period	$26,844	$16,994

The fair value of mortgage servicing rights was $29,349 at March 31, 2010, and $22,041 at June 30, 2009, as determined by an independent third party appraisal.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine months ended
	March 31,
	2010	2009

Balance at beginning of period	$1,052	$100
Additions expensed	112	1,363
Reductions credited to expense	(946)	(226)
Balance at end of period	$218	$1,237

Loans serviced for others, which are not reported as assets, totaled $2,638,459 and $2,052,135 at March 31, 2010, and June 30, 2009, respectively.  Noninterest-bearing deposits included $23,426 and $17,892 of custodial account deposits related to loans serviced for others as of March 31, 2010, and June 30, 2009, respectively.

Note 6.  Short-term Borrowings and Long-term Debt
(Dollars in thousands)

Following is a summary of short-term borrowings and long-term debt:

	March 31,	June 30,
	2010	2009
Short-term borrowings:
Federal Home Loan Bank advances	$32,448	$153,993
Securities sold under agreements to repurchase	30,889	33,165
Federal Reserve discount window borrowings	-	136,300
Total	$63,337	$323,458

Long-term debt:
Federal Home Loan Bank advances	$267,022	$223,303
Securities sold under agreements to repurchase	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	61,856	61,856
Total	$378,878	$335,159

The Bank has a borrowing capacity of approximately $360,000 with the Federal Home Loan Bank, which is collateralized by real estate, and commercial loans with a carrying amount of approximately $1,738,000, securities with a fair value of approximately $4,000 and the Company’s stock in the Federal Home Loan Bank.  The Bank had approximately $22,000 of borrowing capacity available from the Federal Home Loan Bank at March 31, 2010.  The Bank also has a borrowing capacity of approximately $50,000 through the Federal Reserve Bank discount window, collateralized by consumer loans with a carrying amount of approximately $291,000.  The Company had no Federal Reserve Bank borrowings outstanding at March 31, 2010.  In addition, the Bank has a $10,000 unsecured line of credit with a commercial bank, all of which was available at March 31, 2010.

Note 7.  Income Taxes
(Dollars in thousands)

The Company’s income taxes for the three and nine months ended March 31, 2010 and 2009, were as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Income tax expense (benefit)	$(6,046)	$483	$(9,839)	$(6,584)
Provision for deferred tax assets	2,671	-	2,671	-
Net income tax expense (benefit)	$(3,375)	$483	$(7,168)	$(6,584)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes.  Management conducts quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded.  The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items.  These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

Based upon the above assessment process, during the third quarter of fiscal 2010, the Company recorded a $2,671 charge to income taxes to establish a valuation allowance on its deferred tax assets that may not be realized.  In future periods, the Company anticipates that it will have an effective tax rate near zero until such time as it is able to reverse the deferred tax asset allowance.

Note 8.  Commitments, Contingencies and Guarantees
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

The financial instruments with off-balance sheet risk as of March 31, 2010, were as follows:

	Contractual	Asset/
	amount	(liability) recorded
Commitments:
Commitments to make loans	$268,007	$1,890
Construction loan funds not yet disbursed	83,094	-
Unused lines of credit and letters of credit	268,879	(374)
Mortgage loan sales commitments	227,635	(4,444)
Mortgage-backed securities sales commitments	230,840	398

Guarantees:
Loans sold with recourse	97,368	(1,139)
Standby letters of credit	3,818	(17)

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

Note 9.  Fair Value Measurement and Fair Value of Financial Instruments
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

The following tables summarize the financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair value measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets (liabilities) measured on a recurring basis

Trading securities:
Mortgage-backed securities mutual fund	$11,451	$-	$11,451	$-
Securities available for sale:
U.S. Government agencies and other government sponsored enterprises	8,272	-	8,272	-
Obligations of states and political subdivisions	65,922	-	65,922	-
Trust preferred securities	10,291	-	9,826	465
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	158,851	-	158,851	-
Common stocks	260	-	260	-
Loans held for sale	330,568	-	330,568	-
Derivatives – mortgage-backed securities sales commitments	398	-	398	-
Derivatives – commitments to make loans	1,890	-	1,890	-
Derivatives – mortgage loan sales commitments	(4,444)	-	(4,444)

		Fair value measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets measured on a recurring basis

Trading securities:
Mortgage-backed securities mutual fund	$11,786	$-	$11,786	$-
Securities available for sale:
U.S. Government agencies and other government sponsored enterprises	4,582	-	4,582	-
Obligations of states and political subdivisions	62,946	-	62,946	-
Trust preferred securities	8,267	-	7,847	420
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	-	188,722	-
Common stocks	297	-	297	-
Loans held for sale	376,406	-	376,406	-
Derivatives – mortgage-backed securities sales commitments	2,544	-	2,544	-
Derivatives – commitments to make loans	427	-	427	-

The following table presents additional information about assets measured at fair value on a recurring basis using Level 3 inputs.

	Nine months ended March 31,
	2010	2009
Balance at beginning of period	$420	$-
Gross gains (losses) included in other comprehensive income	45	(10)
Transfer to Level 3	-	400
Balance at end of period	$465	$390

The following tables summarize the financial assets measured at fair value on a nonrecurring basis as of March 31, 2010, and June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair value measurements at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets measured on a nonrecurring basis

Impaired loans, net of allowance	$56,468	-	-	$56,468
Real estate owned	36,239	-	-	36,239
Mortgage servicing rights	3,333	-	-	3,333

		Fair value measurements at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets measured on a nonrecurring basis

Impaired loans, net of allowance	$26,734	-	-	$26,734
Real estate owned	36,790	-	-	36,790
Mortgage servicing rights	5,411	-	-	5,411

Securities - Securities in the Company’s investment portfolio are recorded at fair value on a recurring basis and certain securities are classified as trading securities.  The amount of the adjustment for the fair value of trading securities for the nine months ended March 31, 2010, was a gain of $415, which is included in the Condensed Consolidated Statements of Income under the caption Change in Fair Value of Securities.  Recurring Level 2 trading securities include the Company’s investment in a mortgage-backed securities mutual fund.  The remaining securities in the Company’s investment portfolio are classified as available for sale.  Recurring Level 2 available for sale securities include the Company’s investments in U.S. government agency obligations, obligations of states and political subdivisions, trust preferred securities, mortgage-backed securities, collateralized mortgage obligations and equity securities.  Recurring Level 3 available for sale securities include the Company’s investment in one trust preferred security.

Loans held for sale - Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale.  From time to time, loans held for sale may also include the guaranteed portion of Small Business Administration (SBA) loans.  Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income.  Loans held for sale are recorded at fair value based on what secondary markets are currently offering for loans with similar characteristics.  As such, the Company classifies loans held for sale as recurring Level 2.  At March 31, 2010, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $7,036.  The amount of the adjustment for fair value for the nine months ended March 31, 2010, was a gain of $7,908 and is included in the Condensed Consolidated Statements of Income under the caption Mortgage Banking Gains.

Impaired loans - Impaired loans are measured for impairment based on: (i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent.  For collateral-dependent loans, the collateral had a carrying amount of $66,504, with a valuation allowance of $10,036.  The Company measures impairment on all nonaccrual loans for which it has established specific allowances as part of the specific allocated allowance component of the allowance for loan losses.  As such, the Company classifies impaired loans as nonrecurring Level 3.  Changes in the specifically allocated allowance are recorded within the provision for loan losses and amounted to a net decrease of $1,627 for the nine months ended March 31, 2010.

Mortgage servicing rights - Mortgage servicing rights of $26,844 represent the carrying amount  of retained servicing rights on loans sold.  Servicing rights are valued at the lower of cost or fair value and are based upon an independent third party appraisal.  Accordingly, the Company classifies the fair value portion of its mortgage servicing rights as nonrecurring Level 3.  The carrying amount of mortgage servicing rights includes $834 in net reduction of impairment for the nine months ended March 31, 2010, and the valuation allowance at March 31, 2010, was $218.  Mortgage servicing rights of $23,547 are valued at amortized cost.

Real estate owned – The Company initially records an acquired property at the fair value of the related asset, less estimated costs to sell the property.  Thereafter, if there is a further deterioration in value, a specific valuation allowance is established through a charge to expense.  At March 31, 2010, the Company had $39,681 of real estate owned and $3,442 of valuation allowance, compared with $41,658 of real estate owned and $4,868 of valuation allowance at June 30, 2009.

Mortgage banking derivatives - The Company enters into commitments with customers to make loans as a part of its residential lending program.  These commitments are considered derivative instruments for those loans intended to be held for sale.  The Company also enters into forward commitments for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans.  These forward contracts are also derivative instruments.  All derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial condition as indicated in the preceding table on a recurring basis.  Fair value adjustments related to these mortgage banking derivatives are recorded in current period earnings as a component of mortgage banking gains.  For the nine months ended March 31, 2010, the Company had $946 in net losses attributed to the fair value adjustments of derivatives, while net gains on sales of loans were $15,532.  At March 31, 2010, no derivatives were designated as cash flow hedges or fair value hedges.

Fair Value of Financial Instruments

The following table shows the estimated fair value and the related carrying amount of the Company’s financial instruments at March 31, 2010, and June 30, 2009:

	March 31, 2010		June 30, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$30,907	$30,907	$38,321	$38,321
Interest-bearing deposits in other banks	25,159	25,159	56,614	56,614
Trading securities	11,451	11,451	11,786	11,786
Securities available for sale	243,596	243,596	264,814	264,814
Loans held for sale	330,568	330,568	376,406	376,406
Loans, net	2,315,929	2,376,270	2,428,864	2,498,517
Federal Home Loan Bank stock	35,041	35,041	36,221	36,221
Derivative assets	2,288	2,288	2,971	2,971
Other financial assets	12,247	12,247	12,629	12,629

Financial liabilities:
Demand and savings deposits	$1,276,084	$1,276,084	$1,103,348	$1,103,348
Time deposits	1,221,173	1,234,177	1,332,253	1,345,895
Short-term borrowings	63,337	63,533	323,458	325,180
Long-term debt	378,878	401,227	335,159	355,236
Derivative liabilities	4,444	4,444	-	-
Other financial liabilities	2,003	2,003	9,429	9,429

The methods and assumptions used to estimate fair value are described as follows.  Carrying amount is the estimated fair value for cash and due from banks, interest-bearing deposits in other banks, other financial assets, demand and savings deposits, and other financial liabilities.  Security fair values, including trust preferred securities, are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  Fair value of loans held for sale and commitments to purchase/sell/originate loans and mortgage-backed securities is based on market quotes.  For fixed rate loans or time deposits and for variable rate loans or time deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk which is not indicative of an exit price.  Fair value of Federal Home Loan Bank (FHLB) stock is based on the redemption value of the FHLB stock.  Fair value of short-term borrowings and long-term debt is based on current rates for similar financing.

Note 10.  Income (Loss) per Common Share
(Dollars in thousands, except per share data)

The factors used in the income (loss) per common share computation are as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Basic:
Net income (loss) attributable to common shareholders	$(14,110)	$2,325	$(21,612)	$(97,931)

Average common shares outstanding	16,973,270	16,973,270	16,973,270	16,973,270
Less: Average unearned ESOP shares	(287,260)	(328,811)	(297,737)	(339,293)
Less: Average unearned recognition and retention plan shares	(63,929)	(75,093)	(67,839)	(75,788)
Weighted average common shares outstanding – basic	16,622,081	16,569,366	16,607,694	16,558,189

Basic income (loss) per common share	$(.85)	$.14	$(1.30)	$(5.91)

Diluted:
Net income (loss) attributable to common shareholders	$(14,110)	$2,325	$(21,612)	$(97,931)

Weighted average common shares outstanding – basic	16,622,081	16,569,366	16,607,694	16,558,189
Add: Dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	-	-	-	-
Weighted average common shares outstanding – diluted	16,622,081	16,569,366	16,607,694	16,558,189

Diluted income (loss) per common share	$(.85)	$.14	$(1.30)	$(5.91)

The exercise prices of a number of stock options and stock grants were greater than the average market price of the Company’s common shares or the Company was in a net loss position and, therefore, the effect would be antidilutive to income (loss) per common share.  Stock options of 443,719 and 861,745 shares of the Company’s common stock were not included in the computation of income (loss) per common share during the three and nine months ended March 31, 2010 and 2009, respectively, because they were antidilutive.  Stock grants in the amount of 82,180 shares of the Company’s common stock were not included in the computation of loss per common share during the three and nine months ended March 31, 2010, because they were antidilutive.  Stock grants in the amount of 9,536 shares of the Company’s common stock were not included in the computation of income (loss) per common share during the three and nine months ended March 31, 2009, because they were antidilutive.  The warrant pertaining to the U.S. Treasury’s Capital Purchase Program, which would result in the issuance of 3,670,822 common shares, was not included in the computation of income (loss) per common share during the three and nine months ended March 31, 2010 and 2009, respectively, because it was antidilutive.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis generally reviews First Place Financial Corp.’s (the Company) consolidated financial condition and results of operations.  This review should be read in conjunction with the condensed consolidated financial statements and footnotes.

Business Overview

The Company was formed as a thrift holding company as a result of the conversion of First Place Bank (the Bank), formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998.  First Federal Savings and Loan Association of Warren originally opened for business in 1922.  At the time of the conversion, the Company had total assets of approximately $610 million.  During fiscal year 2000, the Company acquired Ravenna Savings Bank with total assets of $200 million.  During fiscal year 2001, the Company completed a merger-of-equals with FFY Financial Corp. with total assets of $680 million.  During fiscal year 2004, the Company acquired Franklin Bancorp, Inc. of Southfield, Michigan with total assets of $627 million.  During fiscal year 2006, the Company acquired The Northern Savings & Loan Company of Elyria, Ohio with total assets of $360 million.  During fiscal year 2007, the Company acquired seven retail banking offices from Republic Bancorp, Inc. and Citizens Banking Corporation in the greater Flint, Michigan area assuming $200 million in deposits.  During fiscal year 2008, the Company acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio with total assets of $53 million and OC Financial, Inc. of Dublin, Ohio with total assets of $68 million.

The Company is a community-oriented financial institution engaged primarily in gathering deposits to originate one- to four-family residential mortgage loans, commercial and consumer loans.  The Company currently operates 44 retail locations, 2 business financial service centers and 21 loan production offices located in Ohio, Michigan, Indiana and Maryland with a concentration of banking offices in Northeast Ohio and Southeast Michigan.  In addition, the Company owns nonbank subsidiaries that operate in the following industries: real estate brokerage, title insurance, investment brokerage, wealth management and general insurance.

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

The Company seeks to provide a return to its shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits.  The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area.  The Company monitors a number of financial measures to assess profitability and various types of risk.  Those measures include but are not limited to income (loss) per common share, return on average assets, return on average equity, efficiency ratio, net interest margin, noninterest expense to average assets, loans to deposits, equity to assets, tangible equity to tangible assets, nonperforming loans to total loans, nonperforming assets to total assets, allowance for loan losses to total loans, allowance for loan losses to nonperforming loans and net portfolio value.

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

Financial Condition

General.  Assets totaled $3.209 billion at March 31, 2010, representing a decrease of $195 million, or 5.8%, from $3.404 billion at June 30, 2009.  The reduction was due primarily to decreases of $100 million in portfolio loans, $46 million in loans held for sale, $31 million in interest-bearing deposits in other banks and $22 million in securities.  Total liabilities decreased by $179 million to $2.944 billion at March 31, 2010, compared to June 30, 2009, due primarily to a decrease of $260 million in short-term borrowings, partially offset by increases of $61 million in deposits and $44 million in long-term debt.  Total equity was $265 million at March 31, 2010, representing a decrease of $17 million, primarily due to the Company’s net loss of $18 million for the nine months ended March 31, 2010.

The following table presents certain components of the balance sheet and selected financial ratios that are indicative of the Company’s financial condition at March 31, 2010, and June 30, 2009.

Financial Condition
(Dollars in thousands)

	March 31,	June 30,	Increase (Decrease)
	2010	2009	Amount	Percent

Loans	$2,368,483	$2,468,444	$(99,961)	(4.0)%
Assets	3,208,628	3,404,467	(195,839)	(5.8)
Deposits	2,497,257	2,435,601	61,656	2.5
Equity	264,864	281,479	(16,615)	(5.9)

Selected financial ratios
Loans to deposits	94.84%	101.35%
Equity to assets	8.25	8.27
Tangible equity to tangible assets	7.99	7.96
Nonperforming loans to total loans	4.72	4.18
Nonperforming assets to total assets	4.61	4.11
Allowance for loan losses to total loans	2.22	1.60
Allowance for loan losses to nonperforming loans	47.00	38.34

Securities.  The Company’s securities decreased $22 million to $255 million at March 31, 2010, from $277 million at June 30, 2009.  During the first nine months of fiscal year 2010, the Company sold $16 million in securities, purchased $36 million in securities and received principal paydowns on mortgage-backed securities of $40 million.

Significant reductions in securities are not likely as the Company intends to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions.  Fluctuations in the market value of securities held by the Company relate primarily to changes in interest rates, and management believes, at the date of this report, that all declines in market value in the securities portfolio are temporary.

Loans Held for Sale.  The Company engages in mortgage banking as part of an overall strategy to deliver loan products to customers.  As a result, the Company sells most fixed-rate residential loans originated and a portion of its adjustable-rate residential loans originated.  During the quarter ended March 31, 2010, the Company sold $326 million in loans compared with sales of $638 million for the quarter ended March 31, 2009.  For the nine months ended March 31, 2010, the Company sold $1.334 billion in loans compared with sales of $1.135 billion for the nine months ended March 31, 2009.  The Company was able to increase the level of sales activity during the first nine months of fiscal year 2010 compared to the same period in the prior year as a result of continued favorable long-term interest rates and the addition of experienced loan officers.

Loans held for sale totaled $331 million at March 31, 2010, compared to $377 million at June 30, 2009, representing a decrease of $46 million, or 12.2%.  The decrease in loans held for sale was due primarily to a decrease in the volume of mortgage loan originations from $637 million for the quarter ended June 30, 2009, to $391 million for the quarter ended March 31, 2010.  The decrease in mortgage loan originations was due to a lower volume of refinanced loans.  The Company anticipates that it will continue to sell a majority of the one- to four-family residential loans that it originates.

Loans.  The loan portfolio totaled $2.368 billion at March 31, 2010, representing a decrease of $100 million, or 4.0%, from $2.468 billion at June 30, 2009.  The reduction in the loan portfolio was due to decreases of $67 million, or 7.9%, in mortgage and construction loans, $6 million, or .5%, in commercial loans and $27 million, or 7.3%, in consumer loans.  The decrease in all categories of loans was the result of deteriorating economic conditions, the tightening of credit underwriting standards during the first nine months of fiscal year 2010 and charged off loans.  During the quarter ended March 31, 2010, the mix of the loan portfolio did not change significantly as commercial loans accounted for 52.3% of the loan portfolio, mortgage and construction loans accounted for 33.1% and consumer loans accounted for 14.6%.  The Company anticipates that the volume of the loan portfolio will remain level or decrease slightly during the remainder of fiscal year 2010 and the mix of the loan portfolio will remain relatively unchanged from the mix at March 31, 2010.

Delinquent Loans.  Delinquent loans are comprised of loans past due 30 to 89 days and loans on nonaccrual status.  The following table shows delinquent loans for each of the past five quarters.

Delinquent Loans
(Dollars in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Loans past due 30 – 89 days:
Mortgage and construction	$22,579	$25,181	$28,264	$29,086	$26,443
Commercial	16,180	8,440	24,477	15,226	29,323
Consumer	4,738	5,032	5,874	4,559	5,873
Total loans past due 30 – 89 days	43,497	38,653	58,615	48,871	61,639

Loans on nonaccrual status:
Mortgage and construction	56,130	65,990	61,833	48,999	38,061
Commercial	41,324	52,387	42,983	35,756	19,988
Consumer	9,496	15,546	14,968	13,998	11,141
Total nonaccrual loans	106,950	133,923	119,784	98,753	69,190

Total delinquent loans	$150,447	$172,576	$178,399	$147,624	$130,829

Delinquent loans to total loans	6.35%	7.13%	7.28%	5.98%	5.17%

The decrease in delinquent loans during the current quarter was due primarily to higher net charge-offs and a decrease in the level of new delinquent loans compared with prior quarters in the current fiscal year.

Nonperforming Assets and Troubled Debt Restructurings.  Nonperforming assets consist of nonperforming loans and real estate owned.  The following table shows total nonperforming loans and nonperforming assets, the allowance for loan losses and selected asset quality ratios for the past five quarters.

Nonperforming Assets and Allowance for Loan Losses
(Dollars in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Nonperforming assets:
Nonaccrual loans	$106,950	$133,923	$119,784	$98,753	$69,190
Troubled debt restructurings accruing interest (a)	4,869	4,119	6,956	4,475	-
Total nonperforming loans	111,819	138,042	126,740	103,228	69,190

Real estate owned	36,239	30,726	33,123	36,790	34,969
Total nonperforming assets	$148,058	$168,768	$159,863	$140,018	$104,159

Allowance for loan losses	$52,554	$52,473	$50,643	$39,580	$35,766

Selected asset quality ratios
Nonperforming loans to total loans	4.72%	5.70%	5.17%	4.18%	2.74%
Nonperforming assets to total assets	4.61	5.18	4.93	4.11	3.08
Allowance for loan losses to total loans	2.22	2.17	2.07	1.60	1.41
Allowance for loan losses to nonperforming loans	47.00	38.01	39.96	38.34	51.69

(a)
Troubled debt restructurings accruing interest are loans that were accruing interest at the time of restructuring and have been in compliance with their modified terms for a period of less than six months.

The $26 million decrease in nonperforming loans during the current quarter was due to decreases of $10 million in mortgage and construction loans, $11 million in commercial loans and $6 million in consumer loans, partially offset by an increase of $1 million in troubled debt restructurings accruing interest.  The decrease in nonperforming loans resulted from higher net charge-offs and a decrease in the level of new nonperforming loans compared with prior quarters in the current fiscal year.  Of the total nonperforming loans at March 31, 2010, 89% were secured by real estate.  Real estate loans are generally well secured and if these loans default, the majority of the loan balance, net of any charge-offs, is usually recovered by liquidating the real estate.

Included in nonperforming loans at March 31, 2010, were two loans totaling $7 million that are subject to the borrower’s bankruptcy proceedings described below.  In the third quarter of fiscal year 2009, the Company became aware that the collateral pledged on these loans was fraudulent and evidenced by fraudulently altered documents.  The Company requested and received assignments of replacement collateral from the borrower, which the Company now anticipates will be set aside in a subsequent involuntary bankruptcy proceeding.  During the fourth quarter of fiscal year 2009, the borrower stopped making payments and the Company placed these loans on nonaccrual status.  Based on the preliminary state of the bankruptcy proceedings, the amount of any loss on the loans is not estimable at this time.  Therefore, no specific allowance or charge-off was recorded at March 31, 2010.  The Company is also considering legal action against other parties who may have facilitated the fraudulent activity.  If the total loan balance is not realized through a combination of the bankruptcy and legal actions, the Company would anticipate recovery on a claim filed under the Company’s blanket bond insurance policy.  The insurance company has initially denied the claim.  However, the Company intends to pursue the settlement of this claim through negotiation and/or legal action.

In the normal course of business, the Company continually works with borrowers in various stages of delinquency.  When deemed beneficial for the borrower and the Company, concessions are made through modifications of current loan terms with the intention of maximizing the amounts collected on the loans.  These modified loans which are shown in the table below are considered troubled debt restructurings under current accounting guidance.  Troubled debt restructurings on nonaccrual status and troubled debt restructurings accruing interest are classified as nonperforming loans.  In the current recessionary economy, these restructurings have become more prevalent.

Troubled Debt Restructurings
(Dollars in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2009	2009	2009	2009
Troubled debt restructurings on nonaccrual status	$9,463	$13,063	$6,956	$6,051	$1,984
Troubled debt restructurings accruing interest (a)	4,869	4,119	6,956	4,475	-
Performing troubled debt restructurings (b)	6,419	3,759	916	1,300	1,303
Total troubled debt restructurings	$20,751	$20,941	$14,828	$11,826	$3,287

(a)
Troubled debt restructurings accruing interest are loans that were accruing interest at the time of restructuring and have been in compliance with their modified terms for a period of less than six months.

(b)	Performing troubled debt restructurings are loans that have been in compliance with their modified terms for a period of at least six, but less than twelve months.

Allowance for Loan Losses.  The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio at each balance sheet date.  All lending activity contains associated risks of loan losses, although the Company has not engaged in a material fashion in high risk products such as subprime loans.  Each quarter management analyzes the adequacy of the allowance for loan losses based on a review of the loans in the portfolio along with an analysis of external factors and historical delinquency and loss trends.  The allowance is developed through four specific components; (i) the specific allowance for loans subject to individual analysis, (ii) the allowance for classified loans not otherwise subject to individual analysis, (iii) the allowance for non-classified loans (primarily homogenous loans), and (iv) the remaining unallocated balance.

Classified loans with a balance of $1 million or greater are subject to individual analysis for impaired loans.  Loan classifications are those used by regulators consisting of (in order of increasing deterioration) Other Assets Especially Mentioned, Substandard, Doubtful, and Loss.  In evaluating each of these loans for impairment, the measure of expected loss is based on (i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent.

Classified assets under the $1 million threshold are segregated into twelve loan pools with similar risk characteristics (one- to four-family, construction, home equity, etc.).  Historic loss rate factors are developed for each loan pool and the classification with the most recent loss experience is given the most weight.  The factors are used to estimate losses and determine an allowance for each loan pool and classification.

For the remaining non-classified loans, a historic net charge-off factor is applied to each of the twelve loan segments.

The remaining unallocated allowance relates to other potential risks inherent in the loan portfolio.  Management determines this component using judgment about qualitative issues as the other three components of the allowance capture those risks that lend themselves to quantitative analysis.

Each quarter, management evaluates trends in regional economic conditions that have the potential to impair the repayment of the loans currently in the Company’s portfolio.  These factors include, but are not limited to, trends in unemployment, foreclosure and bankruptcy filings, delinquencies, nonperforming and criticized loans, and charge-offs.  The Company believes these metrics assist in the identification and measurement of losses inherent in the loan portfolio that have not yet been identified through management’s routine delinquency monitoring.  Based on the direction of these trends, an appropriate allowance will be quantified.

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

The allowance for loan losses was $53 million at March 31, 2010, up from $40 million at June 30, 2009, and $36 million at March 31, 2009.  Net charge-offs for the quarter ended March 31, 2010, were $31 million, representing an increase of $26 million from net charge-offs of $5 million for the quarter ended March 31, 2009.  Net charge-offs for the nine months ended March 31, 2010, were $55 million, representing an increase of $39 million from net charge-offs of $16 million for the nine months ended March 31, 2009.  Approximately $14 million of the increase in net charge-offs for both the quarterly and year-to-date periods is attributable to aggressive actions taken by management during the current quarter to revalue approximately $60 million in delinquent loans secured by one-to four-family residential properties.  Net charge-offs to average loans increased to 5.26% for the quarter ended March 31, 2010, from .72% for the quarter ended March 31, 2009.  Net charge-offs to average loans increased to 2.99% for the nine months ended March 31, 2010, from .80% for the nine months ended March 31, 2009.  The mix and composition of portfolio loans and nonperforming loans changes from period to period.  The ratio of the allowance for loan losses to nonperforming loans at March 31, 2010, decreased from March 31, 2009, while the ratio of the allowance for loan losses to total loans at March 31, 2010, increased from March 31, 2009.  The allowance for loan losses to nonperforming loans was 47.00% at March 31, 2010, compared with 38.34% at June 30, 2009, and 51.69% at March 31, 2009.  The ratio of the allowance for loan losses to total loans for the Company was 2.22% at March 31, 2010, compared with 1.60% at June 30, 2009, and 1.41% at March 31, 2009.  The ratio of nonperforming loans to total loans was 4.72% at March 31, 2010, compared with 4.18% at June 30, 2009, and 2.74% at March 31, 2009.

Real Estate Owned.  At March 31, 2010, the Company’s real estate owned (REO) consisted of 257 repossessed properties with a net book value of $36 million.  When a property is acquired, any initial loss is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REO.  The Company initially records an acquired property at the fair value of the related asset, less estimated costs to sell the property.  Thereafter, if there is a further deterioration in value, a specific valuation allowance is established and charged to expense.  The costs to carry REO are charged to expense as incurred.

Real Estate Held for Investment.  At March 31, 2010, the Company’s real estate held for investment (REH) consisted of 25 repossessed properties with a net book value of $8 million.  Selected properties are transferred to REH, due primarily to their ability to generate cash flow from rent receipts.  When a property is acquired, any initial loss is recorded as a charge to the allowance for loan losses before being transferred from the loan portfolio to REH.  The Company initially records an acquired property at the fair value of the related asset.  The Company also depreciates REH properties using the straight-line method based on the estimated useful lives of the assets.  Thereafter, if there is a further deterioration in value, a specific valuation allowance is established through a charge to expense.  The costs to carry REH are charged to expense as incurred.

Deposits. Total deposits were $2.497 billion at March 31, 2010, representing an increase of $61 million, or 2.5%, compared to $2.436 billion at June 30, 2009.  The increase in deposits was due primarily to an increase of $85 million in the Company’s retail branch network, partially offset by a decrease of $24 million in certificates of deposit obtained through brokers.  The increase in retail deposits was due primarily to increases of $97 million in public funds obtained through participation in a national referral program and $35 million in public funds of the State of Ohio, partially offset by a decrease of $47 million in other retail deposits due to the maturity of higher rate certificates of deposit.  The Company’s participation in a national referral program brought in approximately $50 million in checking accounts and $47 million in certificates of deposit during the nine months ended March 31, 2010.  The public funds obtained in the national referral program had similar or lower interest rates than those offered in the Company’s retail branch network and are not considered brokered deposits.  The Company considers brokered deposits to be an element of a diversified funding strategy and an alternative to borrowings.  Management regularly compares rates to determine the most economical source of funding.  The Company will continue to consider brokered funds as a funding alternative and as a source of short-term liquidity, but not as the primary source of funding to support growth.  The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of its primary regulator, the Office of Thrift Supervision (OTS).  The Company is currently able to raise $57 million through brokered deposits without prior approval of the OTS.

The Company participates in the Certificate of Deposit Account Registry Service (CDARS) program, a network of financial institutions that exchange funds among members in order to ensure Federal Deposit Insurance Corporation (FDIC) insurance coverage on customer deposits above the single institution limit.  These deposits are considered brokered deposits and are included in the brokered deposit totals above.  Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.  Included in certificates of deposit at March 31, 2010, is a CDARS balance of $74 million, representing a decrease of $37 million from $111 million at June 30, 2009.  With the increase in deposit insurance, many customers have opted to return to the traditional deposit accounts.

Short-term Borrowings and Long-term Debt.  During the first nine months of fiscal year 2010, short-term borrowings decreased $260 million to $63 million at March 31, 2010, from $323 million at June 30, 2009.  The decrease in short-term borrowings was due primarily to an increase in deposits.  Further, the decreases in loans held for sale and the loan portfolio also reduced the need for short-term funding.  During the first nine months of fiscal year 2010, long-term debt increased $44 million to $379 million at March 31, 2010, from $335 million at June 30, 2009.  The increase in long-term debt was due to proceeds of $50 million from new long-term debt, partially offset by a $6 million transfer from long-term debt to short-term borrowings.  The $50 million in new long-term debt included fixed-rate advances from the Federal Home Loan Bank with original maturities ranging from 38 months to 60 months at rates ranging from 1.71% to 2.69%, with a weighted average rate of 2.18%.  The Company uses short-term borrowings and long-term debt as part of its liquidity, cash flow, and asset/liability management in conjunction with a diversified funding strategy.  Short-term borrowings and long-term debt are alternatives to raising cash through deposit growth and are used when they offer a favorable alternative to deposits in terms of rate, maturity or volume.  Currently, the parent holding company may not incur additional debt without OTS approval.  For additional information on short-term borrowings and long-term debt, see Note 6 – Short-Term Borrowings and Long-Term Debt in the Notes to Condensed Consolidated Financial Statements and the discussion under the heading Liquidity and Cash Flows.

Capital Resources.  During the first nine months of fiscal year 2010, total shareholders’ equity decreased by $17 million, or 5.9%, to $265 million at March 31, 2010, from $282 million at June 30, 2009.  The decrease was primarily composed of the net loss of $18 million and $3 million in dividends paid on the Company’s preferred stock, partially offset by an increase of $4 million in unrealized gains on securities available for sale.  Total equity to total assets was 8.25% at March 31, 2010, down from 8.27% at June 30, 2009.  Tangible equity to tangible assets was 7.99% at March 31, 2010, up from 7.96% at June 30, 2009.

In connection with the issuance of the preferred stock and common stock warrant to the Treasury in 2009, the ability to declare or pay dividends on the Company’s common shares is limited to $.085 per share per quarter, and only if all dividends have been paid on the Series A preferred shares.  The Company’s ability to pay dividends on common shares is further limited by restrictions of the OTS as described under the heading Liquidity and Cash Flows.  In addition, the Company’s ability to repurchase common shares is subject to the approval of the Treasury, provided there are no payments in arrears on the Series A preferred share dividends.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital.  Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  At March 31, 2010, the Bank’s capital levels exceeded the levels required to be well-capitalized.  A comparison between the Bank’s actual capital ratios to the ratios required to be well-capitalized under OTS regulations at March 31, 2010, and June 30, 2009 is presented below.

	Actual ratios	Actual ratios	Well-capitalized
	at March 31, 2010	at June 30, 2009	ratios

Total risk-based capital ratio	13.03%	12.37%	10.00%
Tier 1 risk-based capital ratio	11.78	11.23	6.00
Tangible equity ratio	8.67	8.16	5.00

Off-balance Sheet Arrangements

See Note 8 - Commitments, Contingencies and Guarantees in the Notes to Condensed Consolidated Financial Statements for a discussion of off-balance sheet arrangements.

Results of Operations

Comparison of the Three and Nine Months Ended March 31, 2010 and 2009

The following table presents the Company’s results of operations and selected financial ratios for the three and nine months ended March 31, 2010 and 2009.

Results of Operations
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009

Net income (loss)	$(13,018)	$2,541	$(18,339)	$(97,715)
Income (loss) attributable to common shareholders	(14,110)	2,325	(21,612)	(97,931)
Diluted income (loss) per common share	(.85)	.14	(1.30)	(5.91)

Selected financial ratios
Return on average assets	(1.64)%	.31%	(.76)%	(3.91)%
Return on average equity	(19.28)	4.46	(8.82)	(45.73)
Net interest margin, fully taxable-equivalent	3.70	2.85	3.58	2.89
Efficiency ratio	63.87	69.33	63.86	198.25
Noninterest expense to average assets	3.36	2.80	3.15	6.44

Summary.  Net loss for the quarter ended March 31, 2010, was $13.0 million, compared with net income of $2.5 million for the quarter ended March 31, 2009.  The decrease in results was due primarily to an increase of $24.3 million in the provision for loan losses, partially offset by an increase of $5.4 million in net interest income and a reduction of $3.9 million in income taxes.  Included in income taxes for the current quarter is a $2.7 million charge recorded to establish a valuation allowance on deferred tax assets.  In future periods, the Company anticipates that it will have an effective tax rate near zero until such time as it is able to reverse the deferred tax asset allowance.  After deducting preferred stock dividends and discount accretion of $1.1 million from the net loss of $13.0 million, the loss attributable to common shareholders was $14.1 million.

Net loss for the nine months ended March 31, 2010, was $18.3 million compared with a net loss of $97.7 million for the nine months ended March 31, 2009.  The overriding factor for the nine months ended March 31, 2009, was the goodwill impairment charge of $92.1 million after tax.  Excluding the after-tax goodwill impairment charge, net loss for the nine months ended March 31, 2010, increased $12.7 million compared to the same period in the prior year.  The increase in net loss was due primarily to increases of $44.2 million in the provision for loan losses and $9.0 million in noninterest expense, partially offset by increases of $14.4 million in net interest income and $23.9 in noninterest income.  The increase in net interest income was due to a reduction of $25.5 million in interest expense, partially offset by a decline of $11.1 million in interest income.  The increase in noninterest income was due primarily to the prior period charge of $12.4 million for the decline in the fair value of securities, including Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund, along with increases of $3.9 million in mortgage banking gains and $3.5 million in loan servicing income.  The preferred stock dividends and discount accretion of $3.3 million, in addition to the net loss of $18.3 million, resulted in a loss attributable to common shareholders of $21.6 million.

The current economic conditions continued to significantly affect the banking industry and the Company’s financial results for the third quarter and first nine months of fiscal year 2010.  The provision for loan losses increased 357.6% for the quarter ended March 31, 2010, compared to the same period in the prior year.  For the nine months ended March 31, 2010, the provision for loan losses increased 189.3% compared to the same period in the prior year.  The ratio of nonperforming loans to total loans increased to 4.72% at March 31, 2010, compared with 4.18% at June 30, 2009.  The allowance for loan losses to total loans was 2.22% at March 31, 2010, compared with 1.60% at June 30, 2009.

Explanation of Certain Non-GAAP Measures.  This Form 10-Q contains certain financial information determined by methods other than GAAP.  Specifically, the Company has provided financial measures that are based on core results rather than net income (loss).  Ratios and other financial measures with the word “core” in their title were computed using core results rather than net income (loss).  Core income excludes merger, integration and restructuring charges, goodwill impairment, extraordinary income or expense, income or expense from discontinued operations, and income, charges, gains and losses that are not reflective of ongoing operations or that the Company does not expect to reoccur.  In addition to core results, the Company has provided the non-GAAP measure of fully taxable equivalent net interest income, which includes an adjustment to interest income earned on tax-free loans and securities to make them comparable to interest-earning assets that are fully taxable.  Management believes that this information is useful to both investors and to management and can aid in understanding the Company’s current performance, performance trends and financial condition.  While core income can be useful in evaluating current performance and projecting current trends into the future, management does not believe that core income is a substitute for GAAP net income (loss).  Investors and others are encouraged to use core results as a supplemental tool for analysis and not as a substitute for GAAP net income (loss).  The Company’s non-GAAP measures may not be comparable to the non-GAAP numbers of other companies.  In addition, future results of operations may include nonrecurring items that would not be included in core results.

For the quarters ended March 31, 2010 and 2009, there were no differences between net income (loss) and core income (loss).  For the nine months ended March 31, 2010, the core loss excludes merger, integration and restructuring charges of $.2 million after tax.  For the nine months ended March 31, 2009, the core loss excludes merger, integration and restructuring charges of $.7 million after tax and goodwill impairment of $92.1 million after tax.  A reconciliation of net income (loss) to the non-GAAP measure of core income (loss), along with selected core financial ratios is shown below.

Results of Core Operations
(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Reconciliation of net income (loss) to core income (loss) (non-GAAP)
Net income (loss)	$(13,018)	$2,541	$(18,339)	$(97,715)
Goodwill impairment, net of tax	-	-	-	92,139
Merger, integration and restructuring charges, net of tax	-	-	193	721
Core income (loss)	(13,018)	2,541	(18,146)	(4,855)
Preferred stock dividends and discount accretion	1,092	216	3,273	216
Core income (loss) attributable to common shareholders	$(14,110)	$2,325	$(21,419)	$(5,071)
Core income (loss) per common share	$(.85)	$.14	$(1.29)	$(.31)

Selected core financial ratios
Return on average assets	(1.64)%	.31%	(.75)%	(.19)%
Return on average equity	(19.28)	4.46	(8.73)	(2.27)
Net interest margin, fully taxable equivalent	3.70	2.85	3.58	2.89
Efficiency ratio	63.87	69.33	63.61	81.43
Noninterest expense to average assets	3.36	2.80	3.14	2.64

The reasons for the changes in core results, core results attributable to common shareholders and the selected core financial ratios for the three and nine months ended March 31, 2010, compared with the three and nine months ended March 31, 2009, are not significantly different from the reasons used to describe changes in the GAAP results and financial ratios for the same periods.

Net Interest Income.  The following tables provide important information on factors impacting net interest income and should be reviewed in conjunction with this discussion of net interest income.  Interest income and the resulting yields in the following table are stated on a fully taxable equivalent basis.  Therefore, they will vary slightly form interest income in the Condensed Consolidated Statements of Income.

Average Balances, Interest and Yields/Rates
(Dollars in thousands)

	Three months ended March 31, 2010			Three months ended March 31, 2009
	Average			Average
	Balance	Interest	Yield/rate	Balance	Interest	Yield/rate
ASSETS
Interest-earning assets:
Loans and loans held for sale	$2,642,503	$35,123	5.39%	$2,730,074	$38,735	5.75%
Securities and interest-bearing deposits	335,067	3,103	3.70	374,827	3,640	3.88
Federal Home Loan Bank stock	35,041	394	4.56	36,221	387	4.33
Total interest-earning assets	3,012,611	38,620	5.20	3,141,122	42,762	5.52
Noninterest-earning assets:
Cash and due from banks	45,711			45,431
Allowance for loan losses	(58,528)			(34,959)
Other assets	213,359			180,375
Total assets	$3,213,153			$3,331,969

LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	$250,397	136	.22	$166,548	189	.46
Savings and money market deposit accounts	750,137	1,205	.65	678,196	2,250	1.35
Certificates of deposit	1,226,709	5,651	1.87	1,492,659	12,750	3.46
Total deposits	2,227,243	6,992	1.27	2,337,403	15,189	2.64
Borrowings:
Short-term borrowings	84,477	514	2.47	149,816	1,473	3.99
Long-term debt	367,026	3,652	4.04	357,847	4,061	4.60
Total interest-bearing liabilities	2,678,746	11,158	1.69	2,845,066	20,723	2.95
Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	247,710			229,367
Other liabilities	12,882			26,381
Total liabilities	2,939,338			3,100,814
Shareholders’ equity	273,815			231,155
Total liabilities and shareholders’ equity	$3,213,153			$3,331,969

Fully taxable equivalent net interest income		27,462			22,039
Interest rate spread			3.51			2.57
Net interest margin, fully taxable equivalent			3.70			2.85
Average interest-earning assets to average
interest-bearing liabilities			112.46			110.41
Taxable equivalent adjustment		355			354
Net interest income		$27,107			$21,685

Average Balances, Interest and Yields/Rates
(Dollars in thousands)

	Nine months ended March 31, 2010			Nine months ended March 31, 2009
	Average			Average
	Balance	Interest	Yield/rate	Balance	Interest	Yield/rate
ASSETS
Interest-earning assets:
Loans and loans held for sale	$2,693,365	$109,241	5.40%	$2,713,207	$118,903	5.84%
Securities and interest-bearing deposits	303,791	9,815	4.31	340,590	11,320	4.43
Federal Home Loan Bank stock	35,076	1,231	4.68	36,069	1,308	4.83
Total interest-earning assets	3,032,232	120,287	5.28	3,089,866	131,531	5.67
Noninterest-earning assets:
Cash and due from banks	46,589			43,395
Allowance for loan losses	(52,936)			(33,941)
Other assets	196,760			231,274
Total assets	$3,222,645			$3,330,594

LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing checking accounts	$205,123	283	.18	$161,732	647	.53
Savings and money market deposit accounts	741,639	3,845	.69	720,343	9,495	1.76
Certificates of deposit	1,216,530	21,066	2.31	1,367,226	36,467	3.55
Total deposits	2,163,292	25,194	1.55	2,249,301	46,609	2.76
Borrowings:
Short-term borrowings	165,720	2,831	2.28	140,296	4,173	3.97
Long-term debt	347,677	10,876	4.18	397,386	13,640	4.58
Total interest-bearing liabilities	2,676,689	38,901	1.94	2,786,983	64,422	3.08
Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	250,923			231,445
Other liabilities	18,186			27,521
Total liabilities	2,945,798			3,045,949
Shareholders’ equity	276,847			284,645
Total liabilities and shareholders’ equity	$3,222,645			$3,330,594

Fully taxable equivalent net interest income		81,386			67,109
Interest rate spread			3.34			2.59
Net interest margin, fully taxable equivalent			3.58			2.89
Average interest-earning assets to average
interest-bearing liabilities			113.28			110.87
Taxable equivalent adjustment		1,059			1,166
Net interest income		$80,327			$65,943

Net interest income for the quarter ended March 31, 2010, totaled $27.1 million, an increase of $5.4 million or 25.0% from $21.7 million for the quarter ended March 31, 2009.  The improvement reflected an 85 basis point increase in the net interest margin to 3.70% for the current quarter from 2.85% for the same quarter in the prior year.  Net interest income for the nine months ended March 31, 2010, totaled $80.3 million, an increase of $14.4 million or 21.8% from $65.9 million for the nine months ended March 31, 2009.  The improvement reflected a 69 basis point increase in the net interest margin to 3.58% for the nine months ended March 31, 2010, from 2.89% for the nine months ended March 31, 2009.  The increase in the net interest margin for the three and nine months ended March 31, 2010, was due primarily to lower funding costs as higher costing certificates of deposit originated in prior periods continue to mature and reprice at current market rates. In addition, since June 30, 2009, borrowings with higher interest rates have matured, thereby contributing to the improvement.

The net interest margin has continued to be affected by the Federal Reserve’s response to the national credit crisis – the continued historically low, targeted federal funds rate that ranges from zero to 25 basis points.  With approximately 88% of the Company’s interest-earning assets in loans and the mix of loans in the portfolio changing to include a greater percentage of commercial loans, many of which carry yields based on a variable rate index, the yield on interest-earning assets declined 32 and 39 basis points for the three and nine months ended March 31, 2010, respectively, compared with the same periods in the prior year.

The Federal Reserve’s rate reductions also had an impact on the liability side of the balance sheet.  The average rate paid on interest-bearing liabilities was 1.69% for the quarter ended March 31, 2010, compared to 2.95% for the same quarter in the prior year, a decrease of 126 basis points.  Deposits were approximately 83% of interest-bearing liabilities and experienced cost reductions of 137 basis points for the quarter ended March 31, 2010, compared to the same quarter in the prior year.  For the nine months ended March 31, 2010, the average rate paid on interest-bearing liabilities was 1.94% compared to 3.08% for the same period in the prior year, a decrease of 114 basis points.  For the nine months ended March 31, 2010, deposits were approximately 81% of interest-bearing liabilities and experienced cost reductions of 121 basis points compared to the same period in the prior year.  The decrease in the average cost of deposits was due to the continued low interest rates, influenced by government monetary policy, which resulted in certificates of deposit and nonmaturity deposit accounts repricing at much lower interest rates.  In the prior year, the mix within deposits shifted to the higher paying certificates of deposit, as customers were unsatisfied with savings and money market rates.  During that time, and as a result of the national credit crisis, higher-than-market rates were offered by other financial institutions across the Company’s footprint, thereby keeping the Company’s certificate rates somewhat higher than the Company would have normally paid.

Provision for Loan Losses.  The provision for loan losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated credit losses inherent in the loan portfolio.  For a more detailed discussion of management’s assessment of the allowance for loan losses, see Allowance for Loan Losses section under Financial Condition in Management’s Discussion and Analysis of this Form 10-Q.

The following table presents the Company’s provision for loan losses and net charge-offs for the three and nine months ended March 31, 2010 and 2009, along with the ratio of net charge-offs to average loans.

	Three months ended				Nine months ended
	March 31,				March 31,
			Increase				Increase
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
	(Dollars in thousands)
Provision for loan losses	$31,100	$6,797	$24,303	357.6%	$67,600	$23,364	$44,236	189.3%
Net charge-offs	31,019	4,609	26,410	573.0	54,626	15,815	38,811	245.4
Excess provision for loan losses over net charge-offs	$81	$2,188			$12,974	$7,549

Net charge-offs to average loans	5.26%	.72%			2.99%	.80%

Nonperforming loans decreased $26.2 million or 19.0% during the current quarter to $111.8 million at March 31, 2010.  The allowance for loan losses was increased to a level deemed adequate by management, after review, to cover the current estimated credit losses inherent in the loan portfolio.  The allowance for loan losses to total loans increased from 1.60% at June 30, 2009, to 2.22% at March 31, 2010.

Noninterest Income.  Noninterest income totaled $14.2 million for the quarter ended March 31, 2010, compared with $11.1 million in the same quarter in the prior year.  The increase in the current quarter over the prior year quarter was due primarily to increases of $1.7 million in loan servicing income, $.7 million in net gains on sales of securities, $.5 million in the fair value of securities and $1.1 million in other income.  These increases were partially offset by a decrease of $1.0 million in mortgage banking gains.

Noninterest income totaled $38.0 million for the nine months ended March 31, 2010, compared with $14.1 million for the nine months ended March 31, 2009.  The increase for the first nine months of fiscal year 2010 over the same period in the prior year was due primarily to the prior year charge of $12.4 million for the decline in the fair value of Fannie Mae preferred stock, which the Company has since sold, and a mortgage-backed securities mutual fund.  This prior year charge, along with current period increases of $3.9 million in mortgage banking gains, $3.5 million in loan servicing income and $1.8 million in service charges and fees on deposit accounts, made up the majority of the increase in noninterest income for the nine months ended March 31, 2010, over the same period in the prior year.

Effective July 1, 2008, the Company elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value under ASC 820.  There was no impact to adopting fair value for these securities as of July 1, 2008, as the Company had previously recorded them at fair value on June 30, 2008, under the other-than-temporary impairment guidelines.  The $12.4 million decline in the fair value of securities for the nine months ended March 31, 2009, was due primarily to a decline in the fair value of Fannie Mae preferred stock and, to a lesser extent, the decline in the fair value of the mutual fund investment.  The decline in the fair value of Fannie Mae preferred stock was caused by government actions placing Fannie Mae under conservatorship and suspending future dividends.  All Fannie Mae preferred stock was sold during fiscal year 2009.  The decline in the value of the mutual fund investment was due to increases in the spreads between the yield of the underlying mortgage-backed securities and treasury yields related to credit quality concerns.

Mortgage banking gains decreased 14.2% or $1.0 million to $5.8 million for the quarter ended March 31, 2010, compared with $6.8 million for the quarter ended March 31, 2009.  The decrease was due primarily to the lower volume of sold loans, $326 million in the current quarter, compared with $638 million for the same quarter in the prior year.  The decline in volume was partially offset by the margin on sold loans averaging 180 basis points for the current quarter compared with 107 basis points for the same quarter in the prior year.  For the nine months ended March 31, 2010, mortgage banking gains increased 36.4%, or $3.9 million, to $14.6 million compared with $10.7 million for the nine months ended March 31, 2009.  The increase was due primarily to the higher volume of sold loans, $1.334 billion for the nine months ended March 31, 2010, compared with $1.135 billion for the same period in the prior year.  In addition, the margin on sold loans averaged 109 basis points for the nine months ended March 31, 2010, compared with 94 basis points for the same period in the prior year.  The level of loan originations, sales and gains on the sales of loans are all results that tend to vary inversely with interest rates.  Loan activity tends to increase as interest rates decrease and to decrease as interest rates increase.  In conjunction with favorable long-term mortgage interest rates during the three and nine month periods ended March 31, 2010, the Company was able to increase mortgage banking activity levels by selectively adding experienced, successful loan officers and by concentrating on servicing customers seeking to refinance their existing homes.  For the quarter ended March 31, 2010, 36% of the loans sold also included the sale of the mortgage servicing rights (MSRs) on those loans compared with 26% for the same quarter in the prior year.  For the nine months ended March 31, 2010, 35% of the loans sold also included the sale of MSRs on those loans compared with 34% for the same period in the prior year.  As a result of the continued low interest rate environment, the Company anticipates that the value of its MSRs on sold loans with historically low interest rates will increase in the future due to the change in value that is related to a possible rise in interest rates and the related decline in prepayment speeds.

Loan servicing income is composed of the current fees generated from the servicing of sold loans less the current amortization of MSRs and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of cost or market.  The valuation of MSRs is a critical accounting policy and the Company utilizes the services of an independent firm to determine market value.  Both the amortization and the valuation of MSRs are sensitive to movements in interest rates.  Amortization and impairment valuation allowances both tend to increase as rates fall and tend to decrease as rates rise.  However, the level of amortization is a function of interest rates over the period while the level of impairment valuation allowances is a function of interest rates at the end of the period.  During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem, resulting in significant shifts in the shape and slope of the yield curve.  The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs.  The table below shows how the change in the valuation of MSRs has impacted loan servicing income over the periods indicated.

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Loan servicing income (expense):
Loan servicing revenue, net of amortization	$329	$(1,235)	$664	$(856)
MSRs valuation recovery (loss)	370	226	834	(1,137)
Total loan servicing income (expense)	$699	$(1,009)	$1,498	$(1,993)

For both the three and nine month periods ended March 31, 2010, the increase in loan servicing income was primarily due to the reduction in impairment of MSRs.  The decrease in impairment in the three and nine month periods ended March 31, 2010, was primarily due to a significantly greater portion of the portfolio comprised of loans with interest rates at 5.50% or lower compared to the same periods in the prior year.  This shift extended the anticipated life and earnings potential of the portfolio.  At March 31, 2010, there was $.2 million of allowance for impairment of MSRs.

Over the past several years, the volume and dollar value of MSRs has been growing more rapidly than total assets on a percentage basis.  As a result, the Company’s exposure to volatility in mortgage banking revenue has also increased.  In order to reduce exposure to volatility due to rapid payoffs or impairment, the Company sold MSRs in fiscal year 2008 and fiscal year 2006.  There were no sales of MSRs in the three month period ended March 31, 2010.  The $.7 million gain on sale of MSRs in the first nine months of fiscal year 2010 represented the final resolution of contingencies related to the 2008 and 2006 sales of MSRs.

The Company monitors the level of its investment in MSRs in relation to its other activities in order to limit its exposure to significant fluctuations in loan servicing income.  In addition, the Company may sell MSRs in the future depending on the size of the servicing asset relative to total assets and based on the current market for the sale of MSRs.

Service charges and fees on deposit accounts increased $.1 million, or 2.9%, to $2.8 million for the quarter ended March 31, 2010, compared with $2.7 million for the quarter ended March 31, 2009.  For the nine months ended March 31, 2010, service charges and fees on deposit accounts increased $1.8 million, or 24.4%, to $9.1 million compared with $7.3 million for the nine months ended March 31, 2009.  For both the three and nine month periods ended March 31, 2010, the increase was due primarily to the impact of overdraft fee income.

Net gains on sales of securities were $.7 million for the three months ended March 31, 2010, compared to nominal gains in the same quarter of the prior year.  Net gains on sales of securities increased $.4 million to $.7 million for the nine months ended March 31, 2010, compared with net gains of $.3 million for the nine months ended March 31, 2009.  Securities may be sold to respond to liquidity needs, to impact interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates.  However, the purchase and sale of securities do play a significant part in managing the overall liquidity, credit and interest rate risk of the Company.

Noninterest Expense. Noninterest expense for the quarter ended March 31, 2010, was $26.6 million, representing an increase of $3.6 million, or 15.7%, compared with $23.0 million for the same quarter in the prior year.  The increase in noninterest expense was due primarily to increases of $.6 million in salaries and employee benefits, $.8 million in loan expenses, $.5 million in FDIC premiums and $1.0 million in other expenses.  Annualized noninterest expense to average assets increased to 3.36% for the quarter ended March 31, 2010, from 2.80% for the same quarter in the prior year.  There were no differences between noninterest expense and core noninterest expense for the quarters ended March 31, 2010 and 2009.

Noninterest expense for the first nine months of fiscal year 2010 was $76.2 million, representing a decrease of $84.7 million, or 52.6%, compared with $161.0 million for the same period in the prior year.  The primary cause of the decrease in noninterest expense was the prior year pre-tax goodwill impairment charge of $93.7 million.  The remaining portion of the change in noninterest expense was due primarily to increases of $1.0 million in salaries and employee benefits, $2.5 million in loan expenses, $1.9 million in FDIC premiums and $1.1 million in real estate owned expense, partially offset by a decrease of $.8 million in merger, integration and restructuring charges.  The increase in loan expenses was due primarily to an increase in costs related to a higher volume of mortgage loan originations and nonperforming loans.  Annualized noninterest expense to average assets decreased to 3.15% for the nine months ended March 31, 2010, from 6.44% for the same period in the prior year.  Core noninterest expense for the nine months ended March 31, 2010, excludes $.3 million in merger, integration and restructuring charges.  For the nine months ended March 31, 2009, core noninterest expense excludes the $93.7 million charge for goodwill impairment and $1.1 million in merger, integration and restructuring charges.  Core noninterest expense for the nine months ended March 31, 2010, was $75.9 million, representing an increase of $9.8 million, or 14.9%, over core noninterest expense of $66.1 million for the same period in the prior year.  The increase was due primarily to increases in salaries and employee benefits, loan expenses, FDIC premiums and real estate owned expense.  Core noninterest expense to average assets increased to 3.14% for the nine months ended March 31, 2010, from 2.64% for the same period in the prior year.

Income Taxes.  An income tax benefit of $3.4 million was recorded for the quarter ended March 31, 2010, attributable to a pre-tax loss of $16.4 million, compared with income tax expense of $.5 million for the quarter ended March 31, 2009, attributable to the pre-tax income of $3.0 million.  The income tax benefit of $3.4 million is comprised of a $6.1 million benefit due to the pre-tax loss for the current quarter and a $2.7 million charge to establish a valuation allowance on deferred tax assets that may not be realized.  In future periods, the Company anticipates that it will have an effective tax rate near zero until such time as it is able to reverse the allowance.  For the nine months ended March 31, 2010, the Company recorded an income tax benefit of $7.2 million, consisting of a $9.9 million benefit attributable to the pre-tax loss of $25.5 million and the $2.7 million charge discussed above.  This compares with an income tax benefit of $6.6 million for the nine months ended March 31, 2009, attributable to the pre-tax loss of $104.3 million.

The Company ordinarily applies an annual effective tax rate, which is an annual forecast of tax expense or benefit as a percentage of expected full year pre-tax income or loss (an annual effective tax rate approach).  Under this approach, a company would record income tax expense or benefit based on the application of the most recent estimated annual effective tax rate to a company’s pre-tax income or loss for the interim period.  The Company generates an annual effective tax rate that is less than the statutory rate of 35% due to benefits resulting from tax-exempt interest, excludible dividend income, and tax benefits associated with Low Income Housing Tax Credit, where such benefits are relatively consistent from year to year regardless of the level of pre-tax income.  The Company used the annual effective tax rate approach for the three and nine month periods ended March 31, 2009.

Due to the consistent level of tax benefits that reduce the Company’s tax rate below the 35% statutory rate and the difficulty in projecting annual pre-tax income for the fiscal year ending June 30, 2010, management expects that the  discrete method, (based on the period’s actual income tax calculation), will provide a more accurate correlation to year-to-date results.  Accordingly, the income tax benefits recognized for the three and nine month periods ended March 31, 2010, are based on actual results and tax benefits generated in those periods, net of any valuation allowance adjustments required for deferred tax assets.

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

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008 and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has deteriorated.  From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed the mortgage banking activity of the Company to continue uninhibited.  As of March 31, 2010, the government ended their support of the secondary mortgage market.  Management does not anticipate that this will have a material impact on the Company’s mortgage banking activity.  Mortgage originations totaled $1.361 billion for the first nine months of fiscal year 2010, while loans sold were $1.334 billion, a 98% turnover rate.  With the continued historically low mortgage rates, refinance activity has been robust, and the Company expects to continue to originate and sell loans at a turnover rate of 80% or higher.  Should there be any inability to sell or securitize loan originations resulting from deteriorating market conditions, the Company may opt to curtail originations.

The following table summarizes the Company’s potential cash available as measured by liquid assets and borrowing capacity at March 31, 2010, and June 30, 2009.

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Cash and unpledged securities	$76,023	$149,236
Additional borrowing capacity at the Federal
Home Loan Bank	21,942	-
Unsecured line of credit with a commercial bank	10,000	-
Additional borrowing capacity at the Federal
Reserve Bank	50,000	24,759
Potential cash available as measured by liquid assets and borrowing capacity	$157,965	$173,995

The Company’s cash and unpledged securities are available to meet cash needs.  Unpledged securities can be sold or pledged to secure additional borrowings.  Since June 30, 2009, the Federal Reserve Bank has reduced the availability of funds to banks and in the near future will extend credit only in emergency funding situations.  To bolster liquidity, the Company has participated in a national public funds referral program which has generated approximately $97 million of funds since December 2009.  These funds are not considered brokered deposits.  Management receives reports on liquidity on a regular basis and considers the level of liquidity in setting both loan and deposit rates.  In addition to the sources of funds listed above, the Company has the ability to raise additional funds by increasing deposit rates relative to competition in national markets, by accelerating the sales of loans held for sale, or by selling loans currently held in the loan portfolio.  Deposits raised in national markets include brokered deposits.  Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates.  Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates.  The Company’s brokered deposit balance cannot exceed approximately $231 million without the prior approval of the OTS.  At March 31, 2010, the Company had $174 million of brokered deposits and currently has the capacity to raise another $57 million without prior approval of the OTS.  Under its current liquidity guidelines of limiting total borrowings to 30% of assets, the Company could raise additional funds through overnight borrowings.  The Company’s access to funds of up to $59 million of senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program expired October 31, 2009.  Management believes that the current and potential resources mentioned are adequate to meet liquidity needs in the foreseeable future.

The parent holding company, as a thrift holding company, has more limited sources of liquidity.  In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries.  Any debt offerings or cash dividends of the parent holding company require the prior approval of the OTS.  Cash can be used by the parent holding company to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends on the perpetual preferred stock issued to the Treasury, pay dividends to common shareholders and to fund operating expenses.  At March 31, 2010, the parent holding company had cash and unpledged securities of $27 million available to meet cash needs.  Annual debt service on the Junior Subordinated Debentures is approximately $3 million.  Annual dividends on the perpetual preferred stock are approximately $4 million.  Banking regulations limit the amount of dividends that can be paid to the parent holding company by the Bank without prior approval of the OTS.  Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the Bank would remain well capitalized after the dividend payment.  As of March 31, 2010, the Bank can pay no dividends to the parent holding company without OTS approval.  Future dividend payments by the Bank to the parent holding company would be based upon future earnings or the approval of the OTS.

At March 31, 2010, the Company had $50 million of repurchase agreements from various financial institutions.  These financial institutions are evaluated with regard to their financial stability before entering into the repurchase transaction and are evaluated on a regular basis until the repurchase agreement matures.  The Company’s repurchase agreements are collateralized by available for sale securities held by the other financial institutions which had a fair value of approximately $60 million at March 31, 2010.

Critical Accounting Policies

The Company follows financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry.  Some of these accounting policies require management to make estimates and judgments about matters that are uncertain.  Application of assumptions that differ from those used by management could have a material impact on the Company’s financial condition or results of operations.  These policies are considered critical accounting policies and include those used to determine the adequacy of the allowance for loan losses, the valuation of the MSRs, other-than-temporary impairment of securities, goodwill impairment and income taxes.  These policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors.  Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.  Details of the policies and the nature of the assumptions and estimates are presented below.

Allowance for Loan Losses.  Management considers the policies related to the allowance for loan losses as the most critical to financial statement presentation.  The allowance for loan losses includes activity related to allowances calculated in accordance with generally accepted accounting principles relating to receivables and contingencies.  The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio at each balance sheet date.  Each quarter management analyzes the adequacy of the allowance based on a review of the loans in the portfolio along with an analysis of external factors.  Loans are reviewed individually, or in the case of small homogeneous loans, in the aggregate, by applying a factor based on historical loss experience.  An allowance is established for probable credit losses on impaired loans.  Nonperforming commercial loans exceeding policy thresholds are regularly reviewed to identify impairment.  A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due.  Measuring impairment of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates.  Impairment is measured primarily based upon the fair value of collateral, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows from the loan discounted at the loan’s effective rate.  When the selected measure is less than the recorded investment in the loans impairment has occurred.  This review includes historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other factors relevant to the loan or loans.  External factors considered include but are not limited to economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral.  In addition, overall information about the loan portfolio or segments of the portfolio is considered, including delinquency statistics and workout experience based on factors such as historical loss experience, the nature and volume of the portfolio, loan concentrations, specific problem loans and current economic conditions.  As a result, determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools utilized by management to determine the appropriate level for the allowance for loan losses is the grading of individual loans according to the severity of the credit issues.  The most serious grading a loan can receive is to be classified as a loss.  A loan classified in the loss grade would be 100% reserved and would be subject to charge-off.  The next most serious grade is identified as doubtful.  At March 31, 2010, the Company had $27.3 million of loans classified as doubtful.  If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to potentially increase by $23.0 million, depending on collateral values.

Mortgage Servicing Rights.  MSRs represent the value of retained servicing rights on loans sold.  When loans are sold or securitized and the MSRs are retained, the initial servicing right is recorded at its fair value.  The basis assigned to MSRs is amortized in proportion to and over the life of the net revenue anticipated to be received from servicing the loan.  MSRs are valued at the lower of amortized cost or estimated fair value.  Fair value is measured by stratifying the portfolio of MSRs into groups of loans with similar risk characteristics.  When the amortized cost of a group of loans exceeds the fair value, an allowance for impairment is recorded to reduce the value of the MSRs to fair value.  Fair value for each group of loans is determined quarterly by obtaining an appraisal from an independent third party.  That appraisal is based on a modeling process in conjunction with information on recent bulk and flow sales of MSRs.  Some of the assumptions used in the modeling process are prepayment speeds, delinquency rates, servicing costs, periods to hold idle cash, returns currently available on idle cash, and a discount rate, which takes into account the current rate of return anticipated by holders of MSRs.  The process of determining the fair value of MSRs involves a number of judgments and estimates including the way loans are grouped, the estimation of the various assumptions used by recent buyers and a projection of how those assumptions may change in the future.  The most important variable in valuing MSRs is the level of interest rates.  Long-term interest rates are the primary determinant of prepayment speeds while short-term interest rates determine the return available on idle cash.  The process of estimating the value of MSRs is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other.

Loan prepayment speeds have varied significantly over the past two years and could continue to vary in the future.  In addition, any of the other variables mentioned above could change over time.  Therefore, the valuation of MSRs is, and is expected to continue to be, a critical accounting policy where the results are based on estimates that are subject to change over time and can have a significant financial impact on the Company.

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

Income Taxes.  The Company conducts quarterly assessments to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded.  The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items.  These assessements involve a degree of subjectivity which may undergo significant change.  For further information on the Company’s accounting for income taxes, see Note 7 – Income Taxes in the Notes to Condensed Consolidated Financial Statements.

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

The results below indicate how NPV would change based on various changes in interest rates.  The projections as of March 31, 2010, and June 30, 2009, are based on an immediate change in interest rates and assume that short-term and long-term interest rates change by the same magnitude and in the same direction.

Basis point	NPV ratio (a)	NPV ratio (a)
change in rates	March 31, 2010	June 30, 2009

+ 200	11.09%	10.86%
+ 100	10.29	10.28
No change	9.19	9.29
- 100	8.50	8.50
- 200	8.21	8.19

(a)	The NPV ratio is the market value of financial assets less the market value of financial liabilities, divided by the market value of financial assets.

The change in the NPV ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates experienced an immediate change and the Company did not change existing strategies.  The actual results could be better or worse based on changes in interest rate risk strategies.  The above results at March 31, 2010, indicate that the Company would continue to benefit in a rising interest rate environment.  The Company has experienced a decrease in its exposure to falling interest rates for the same comparable periods.  Based on the current Federal Funds rate, at a range from zero to 25 basis points, a 100 basis point or more decrease in rates is highly unlikely.  The NPV ratio for no change in rates has decreased ten basis points at March 31, 2010, compared to June 30, 2009.  This model indicates theoretical results given various changes in the level of interest rates but no change in the shape of the yield curve.  The Company also has exposure to changes in the shape of the yield curve.  The results of the projections are within parameters established by the Board of Directors.

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

Item 4.            Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of March 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation included consideration of the disagreement with the prior independent registered public accounting firm over the severity of an internal control deficiency over financial reporting that the Company reported in its Annual Report on Form 10-K for the year ended June 30, 2009.  The Company disclosed in the Annual Report on Form 10-K that additional verification procedures were implemented which provided improved internal control over financial reporting.  Management is continuing to monitor, evaluate and test the operating effectiveness of these additional verification controls.  Based on the current evaluation, management concluded that disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010, that have materially adversely affected, or are reasonably likely to materially adversely affect, the Company’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 1.            Legal Proceedings

From time to time, the Company is involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business.  Currently, the Company is not involved in any material legal proceedings, the outcome of which would have a material impact on the financial condition of the Company.

Item 1A.         Risk Factors

Information concerning risk factors is incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, filed with the Securities and Exchange Commission on September 14, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds – Not applicable.

Item 3.            Defaults Upon Senior Securities – Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders - Not applicable.

Item 5.            Other Information – Not applicable.

Item 6.            Exhibits

The following exhibits are filed as part of this Form 10-Q, and this list constitutes the Exhibit Index:

Exhibit
Number	Document	Reference

3.1	Bylaws of First Place Financial Corp.	Filed herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule13a-14(a) or	Filed herewith
15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule13a-14(a) or	Filed herewith
15(d) – 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350,	Filed herewith
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer’s Certification Pursuant to 18 U.S.C. Section 1350,	Filed herewith
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST PLACE FINANCIAL CORP.

Date: May 7, 2010	/s/ Steven R. Lewis	/s/ David W. Gifford
	Steven R. Lewis	David W. Gifford
	President and Chief Executive Officer	Chief Financial Officer