Form 10-K
period 2010-06-30
FIRST PLACE FINANCIAL CORP /DE/
filed 2010-09-22
CIK 1068912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission File Number 0-25049

(Exact Name of Registrant as Specified in Its Charter)

Delaware	34-1880130
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

185 E. Market Street, Warren, OH 44481	(330) 373-1221
(Address of Principal Executive Offices)	(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.): Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was $41 million based upon the last sales price as of December 31, 2009. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of August 31, 2010, the registrant had 16,974,056 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Proxy Statement for Annual Meeting of Shareholders which will be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

PART I

Throughout this Form 10-K report, references to “First Place,” “we,” “our,” “us,” “the Company” and similar terms refer to the consolidated entity consisting of First Place Financial Corp. and its subsidiaries. First Place Financial Corp. refers solely to the parent holding company, and “the Bank” refers to First Place Financial Corp.’s subsidiary, First Place Bank. Additionally, we have provided the following list of commonly used acronyms and abbreviations to assist the reader. The acronyms and abbreviations identified below are used throughout this Form 10-K report.

ARM: Adjustable Rate Mortgage.

ARRA: American Recovery and Reinvestment Act
  of 2009.

CAP: Capital Assistance Program.

CPP: Capital Purchase Program.

CPR: Constant Prepayment Rate.

CRA: Community Reinvestment Act.

ESOP: Employee Stock Ownership Plan.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FHLB: Federal Home Loan Bank.

FICO: Financing Corporation.

FIRREA: Financial Institutions Reform, Recovery
  and Enforcement Act.

GAAP: U.S. generally accepted accounting
  principles.

HOLA: Home Owners’ Loan Act.

LIBOR: London Interbank Offered Rate.

MSRs: Mortgage servicing rights.

N/A: Not applicable.

NASDAQ: National Association of Securities Dealers
  Automated Quotation.

N/M: Not meaningful.

OTS: Office of Thrift Supervision.

RRP: Recognition and Retention Plan.

SEC: Securities and Exchange Commission.

TARP: Troubled Asset Relief Program.

Treasury: United States Department of the
  Treasury.

Forward-Looking Statements

When used in this Form 10-K report, in future filings with the SEC, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expect to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the market areas we conduct business, which could materially impact credit quality trends; changes in laws, regulations or policies of regulatory agencies; fluctuations in interest rates; demand for loans in the market areas we conduct business; and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 1.

Business

General:  First Place Financial Corp. was formed as a thrift holding company as a result of the conversion of First Place Bank, formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren originally opened for business in 1922. At the time of the conversion, we had total assets of $610 million.

During fiscal year 2000, we acquired Ravenna Savings Bank with total assets of $200 million. During fiscal 2001, we completed a merger-of-equals with FFY Financial Corp. with total assets of $680 million. During fiscal 2004, we acquired Franklin Bancorp, Inc. with total assets of $627 million.

On June 27, 2006, we acquired The Northern Savings & Loan Company of Elyria, Ohio (“Northern”) and converted it from an Ohio chartered stock savings association to a federally chartered stock savings association. Northern opened for business in 1920. At the time of the merger, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank, merged into a single federal savings association with the name First Place Bank.

On April 27, 2007, the Bank acquired seven retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation. The Bank assumed $200 million in deposits, and received $29 million in consumer loans and fixed assets, and $164 million in cash.

On October 31, 2007, we acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio (“HBLS Bank”). As of the acquisition date, HBLS Bank had total assets of $53 million (including $33 million in loans), $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank, merged into a single federal savings association with the name First Place Bank. On July 9, 2010, we sold our Hicksville branch.

On June 30, 2008, we acquired OC Financial, Inc. of Dublin, Ohio (“OC Financial”), the holding company for Ohio Central Savings (“OC Bank”). As of June 30, 2008, OC Financial had total assets of $68 million (including $42 million in loans), $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, Ohio Central and First Place Bank, merged into a single federal savings association with the name First Place Bank.

For additional information on acquisitions and divestitures, see Note 2 (“Acquisitions and Divestures”) in the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K report.

As of June 30, 2010, the Company had $3.153 billion in total assets and operated 43 retail locations, 2 business financial service centers and 20 loan production offices through the Bank.

We offer a wide variety of business and retail banking products, as well as a full range of insurance and investment services. We conduct our business primarily through the Bank. The Bank’s principal business consists of accepting retail and business deposits from the general public and investing these funds primarily in one- to four-family residential mortgage, home equity, multifamily, commercial real estate, commercial and construction loans. The holding company structure provides us with greater flexibility to diversify our business activities through existing or newly formed subsidiaries, or through acquisitions or mergers with other financial institutions, as well as other companies. First Place Financial Corp. has two wholly-owned subsidiaries, First Place Bank and First Place Holdings, Inc. The Bank has one active wholly-owned subsidiary, Ardent Service Corporation, which currently operates as a management company to manage the rental or sale of certain properties obtained from borrowers through foreclosure or the transfer of deeds in lieu of foreclosure. Wholly-owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., and First Place Real Estate, Ltd. First Place Holdings, Inc. also has a 75% interest in Title Works Agency, LLC. In addition, First Place Financial Corp. has several wholly-owned subsidiary trusts, which are special purpose entities accounted for using the equity method. These trusts include First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III.

No individual nonbanking affiliate accounts for more than 1.9% of total revenue or 0.1% of total assets. These nonbanking affiliates are managed to contribute to our profitability and provide a comprehensive line of financial products to our customers so that we can achieve synergies between the banking and nonbanking affiliates. These synergies include the referral of customers between bank and nonbank affiliates, and efficiencies in the use of shared resources. Based on the relative size and importance of the banking affiliate to the Company as a whole, we conduct our business as a single segment. Therefore, the following discussion focuses primarily on the Bank.

Our internet site, www.firstplacebank.com, contains an Investor Relations section that provides access to annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, Director and Officer Reports on Form(s) 3, 4, and 5 and amendments to those documents filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, (“Exchange Act”) free of charge, as soon as reasonably practicable after we have filed these documents with, or furnished them to, the SEC. In addition, our filings with the SEC may be read and copied at the SEC Public Reference Room at 105 F Street N.E., NW Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge, as soon as reasonably practicable after we have filed the above referenced reports.

Market area:  Headquartered in Warren, Ohio, approximately halfway between Cleveland, Ohio and Pittsburgh, Pennsylvania, we operate a community-oriented savings institution in three Midwest markets. In the Mahoning Valley region of Eastern Ohio, the Bank currently operates 21 retail locations in Trumbull, Mahoning and Portage counties. In the Cleveland metropolitan area of Northeastern Ohio, the Bank operates seven retail locations in Lorain County, and one retail location and two business financial centers in Cuyahoga County. In Southeastern Michigan between the Detroit and Flint metropolitan areas, the Bank operates 13 retail locations. The Bank also operates one retail location in Central Ohio in Franklin County. In addition, the Company, through the Bank, operates 20 loan production offices of which ten are located throughout Ohio, seven are located in Michigan, two are located in Indiana and one is located in Rockville, Maryland.

Ohio loan production offices are located in Akron, Boardman, Cincinnati, Dayton, Howland, Hudson, Mount Vernon, Newark and Toledo. The Michigan loan production offices are located in Chelsea, East Lansing, Grand Blanc, Grandville, Holland, Northville and Traverse City. The Indiana loan production offices are located in Carmel and Indianapolis. The Maryland loan production office is located in Rockville. These offices, along with business financial centers in Solon and North Olmsted, Ohio, provide us with access to many of the larger growing markets in Ohio, Michigan, Indiana and Maryland. The majority of the business generated in these locations is mortgage banking activity, which provides fee income to supplement the net interest margin we earn on traditional spread-based lending. However, we also originate commercial loans through loan production offices, and have expanded this business over the past several years. These strategies also result in generating loans over a larger geographic area which reduces our exposure to downturns in specific local economies.

Competition:  We face significant competition in offering financial services to customers. Both Northeastern Ohio and Southeastern Michigan have a high density of locations offering financial services similar to what we offer to our customers. Many of these locations are branches of significantly larger institutions that have greater financial resources than the Company, and all of which are competitors to varying degrees. Competition for loans comes principally from savings banks, savings and loan associations, commercial banks, mortgage banking companies, credit unions, insurance companies and other financial service companies. The most direct competition for deposits has historically come from savings and loan associations, savings banks, commercial banks and credit unions. Additional competition for deposits comes from nondepository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

Lending activities

Summary:  The loan portfolio totaled $2.335 billion at June 30, 2010, representing a decrease of $133 million, or 5.4%, from $2.468 billion at June 30, 2009. The decrease in all loan categories was the result of weak economic conditions, the tightening of credit underwriting standards and charge-offs. Prior to fiscal 2007, the largest component of our loan portfolio had been first mortgage loans secured by one- to four-family residences. However, from 2007 through 2010, our commercial loans have grown to become the largest component, representing 51.8% of the total loan portfolio at June 30, 2010. We anticipate that commercial loans will continue to be the largest component of our loan portfolio during fiscal 2011.

Currently, one- to four-family lending activity is driven by our mortgage banking strategy of selling most of the fixed-rate loan production in the secondary market in order to minimize investment in long-term, fixed-rate assets that have the potential to expose us to long-term interest rate risk. We also sell the majority of adjustable-rate mortgage loans. Government-sponsored entity eligible loan production is primarily sold to

Fannie Mae and Freddie Mac. Federal Housing Administration, Veterans Affairs and other loans that do not qualify for sale to those government-sponsored entities are sold to private buyers, primarily other financial institutions.

The Company also originates multifamily, commercial real estate, commercial, construction and consumer loans, which typically have higher yields than traditional one- to four-family loans. Most of these loans are retained for the loan portfolio to help us to increase loan yields and diversify our loan portfolio.

Loan Portfolio Composition:  Table 1 shows the composition of the loan portfolio in dollar amounts and in percentages as of the dates indicated. The table does not include loans held for sale.

TABLE 1. LOAN PORTFOLIO

June 30, (Dollars In thousands)	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate:
Permanent financing	$720,846	30.9%	$803,555	32.5%	$935,285	35.3%	$984,135	39.2%	$950,133	40.4%
Construction	63,036	2.7	47,726	1.9	79,725	3.0	95,653	3.8	173,778	7.4
Total	783,882	33.6	851,281	34.4	1,015,010	38.3	1,079,788	43.0	1,123,911	47.8
Commercial:
Multifamily real estate	107,501	4.6	111,281	4.5	103,699	3.9	134,308	5.4	106,999	4.5
Commercial real estate	900,973	38.6	875,836	35.5	815,384	30.8	565,342	22.5	429,694	18.3
Commercial construction	47,478	2.0	68,315	2.8	104,275	3.9	96,768	3.9	75,491	3.2
Commercial non-real estate	153,603	6.6	189,083	7.7	210,772	8.0	250,475	10.0	243,945	10.4
Total	1,209,555	51.8	1,244,515	50.5	1,234,130	46.6	1,046,893	41.8	856,129	36.4
Consumer:
Home equity lines of credit	205,133	8.8	215,136	8.7	196,862	7.4	187,305	7.5	191,658	8.2
Home equity	117,565	5.0	129,661	5.3	163,132	6.2	180,868	7.2	170,189	7.2
Automobiles and other	18,682	0.8	27,851	1.1	39,643	1.5	12,838	0.5	8,897	0.4
Total	341,380	14.6	372,648	15.1	399,637	15.1	381,011	15.2	370,744	15.8
Total loans	2,334,817	100.0%	2,468,444	100.0%	2,648,777	100.0%	2,507,692	100.0%	2,350,784	100.0%
Less allowance for loan losses	45,675		39,580		28,216		25,851		22,319
Loans, net	$2,289,142		$2,428,864		$2,620,561		$2,481,841		$2,328,465

Loan Originations:  We currently originate residential real estate loans and other loans through our network of loan production offices located in Ohio, Michigan, Indiana and Maryland, two business financial centers in Solon and North Olmsted, and to a lesser extent our retail network. The majority of these offices are located outside of the counties where we have retail locations, which allows us to geographically diversify our loan production and portfolio. A high volume of residential real estate originations is a key component for this strategy to be profitable. For the fiscal year ended June 30, 2010, we originated $1.889 billion in residential real estate loans through our retail and wholesale mortgage banking operations. These originations represented a decrease of $21 million, or 1.1%, from $1.910 billion for fiscal 2009. The level of residential real estate loan originations in 2010 was down slightly from the record level in fiscal 2009. The volume of refinance activity is very sensitive to long-term interest rates and will be one of the primary factors that determine the level of residential real estate loan originations in fiscal 2011.

From fiscal 2007 through fiscal 2010, we have been expanding commercial lending more rapidly than residential mortgage lending. During 2006, residential mortgage loans increased due primarily to the acquisition of Northern Savings and Loan, as their loan portfolio was predominantly residential real estate loans. Commercial loans are generally real estate based, but also include loans for the purchase of other assets, such as plant and equipment and to finance working capital. Consumer loans are primarily home equity lines of credit and home equity loans.

The ability to originate fixed-rate or adjustable-rate loans is dependent on customer demand for these loans, which is influenced by the current and expected future levels of short-term and long-term interest rates. Loans we originate are underwritten using our policies and procedures, which are described in more detail below.

Maturities and Sensitivities of Loans to Changes in Interest Rates:  Table 2 shows the scheduled repayments of the loan portfolio in the maturity category in which the payment is due. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. The table does not include potential prepayments or enforcement of due-on-sale clauses.

TABLE 2. MATURITIES AND SENSITIVITIES OF LOANS
TO CHANGES IN INTEREST RATES

June 30, 2010 (In thousands)	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
Amounts due:
Within one year	$88,880	$457,350	$30,571	$576,801
After one year:
More than one year to five years	89,363	517,381	47,045	653,789
More than five years	605,639	234,824	263,764	1,104,227
Total due after June 30, 2011	695,002	752,205	310,809	1,758,016
Total amount due	$783,882	$1,209,555	$341,380	$2,334,817

Table 3 shows the dollar amount of total loans contractually due after June 30, 2011, and whether such loans have fixed or adjustable interest rates.

TABLE 3. LOAN AMOUNTS CONTRACTUALLY DUE AFTER JUNE 30, 2011

June 30, 2010 (In thousands)	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Amount Contractually Due
Fixed rate loans	$285,804	$226,593	$78,477	$590,874
Adjustable rate loans	409,198	525,612	232,332	1,167,142
Total amount due	$695,002	$752,205	$310,809	$1,758,016

Residential Real Estate Lending:  We currently offer both fixed-rate and adjustable-rate mortgage loans with maturities up to 40 years secured by one- to four-family residences that are located in our primary market area or the market area serviced by our loan production offices. Mortgage loans with maturities greater than 30 years and most mortgage loans with maturities between 15 and 30 years are sold in the secondary market. One- to four-family mortgage loan originations are generally obtained through our loan originators from existing or previous customers and through referrals from local builders, real estate brokers and attorneys. We also purchase mortgage loans from correspondent banks in Ohio and Illinois and private mortgage brokers. The purchased loans are typically underwritten to Fannie Mae, Freddie Mac and Ginnie Mae standards. For fiscal year 2010, we purchased approximately $339 million in mortgage loans, substantially all of which were sold in the secondary mortgage market. Advertising is used to expand the potential customer base beyond our past and present customers and those referred to us by others. At June 30, 2010, one- to four-family mortgage loans totaled $721 million, or 30.9%, of total loans.

The mortgage loans that we originate have generally been priced competitively with current market rates for such loans. We currently offer a number of ARM loans with terms of up to 30 years and interest rates that adjust at scheduled intervals based on the product selected. These interest rates can adjust annually, or remain fixed for an initial period of three, five or seven years and thereafter adjust annually. The interest rates for ARM loans are generally indexed to the one-year U.S. Treasury Index or the one year LIBOR rate. The ARM loans generally provide for periodic (not more than 2%) and overall (not more than 6%) caps on the increase or decrease in the interest rate at any adjustment date and over the life of the loan.

Because the majority of loans originated and retained in the residential portfolio are adjustable-rate one- to four-family mortgage loans, we limit our exposure to fluctuations in interest income due to rising interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with adjustable-rate loans but also limit the interest rate sensitivity of such loans. We require that adjustable-rate loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.

We generally originate one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the purchase price of the property securing the loan. Private mortgage insurance or Federal Housing Administration and Veteran Affairs guarantees are required for such loans with a loan-to-value ratio of greater than 85%. We require fire, casualty, and, where appropriate, flood insurance on properties securing real estate loans.

Construction Lending:  We make loans to individuals for the construction of their residences, as well as to builders and developers for the construction of one- to four-family residences and the development of one- to four-family lots. We also make construction loans for commercial real estate. Construction loans secured by one- to four-family residential real estate totaled $63 million, or 2.7% of total loans at June 30, 2010. Construction loans secured by commercial real estate totaled $47 million, or 2.0% of total loans at June 30, 2010.

Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically lasts six months. These construction loans have rates and terms that are similar to other one- to four-family loans offered by the Company, except that during the construction phase, the borrower pays interest only and the maximum loan-to-value ratio is 95% on an as-completed basis. On construction loans exceeding an 80% loan-to-value ratio, private mortgage insurance is required, thus reducing credit exposure. Residential construction loans are generally underwritten based on the same credit guidelines used for originating permanent residential loans. In addition, we perform a review of the construction plans to verify that the borrower will be able to complete the residence with the funds available.

Construction loans to builders of one- to four-family residences require the payment of interest only for up to 18 months and have terms of up to 18 months. These loans may provide for the payment of loan fees and interest from loan proceeds and usually have an adjustable-rate of interest. We also make loans to builders for the purpose of developing one- to four-family homes and home sites. These loans typically have terms of one to two years and have an adjustable-rate of interest. The maximum loan-to-value ratio is 80% for such loans. The principal on these loans is typically paid down as home sites are sold according to a predetermined release price.

Construction loans on multifamily and commercial real estate projects may be secured by apartments, strip shopping centers, small office buildings, industrial, or other property and are structured to be converted to permanent loans at the end of the construction phase, which generally lasts up to 12 months. These construction loans have rates and terms that are similar to other permanent multifamily or commercial real estate loans offered by us, except that during the construction phase, the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds.

Construction and development loans are made principally through continued business relationships with developers and builders who have previously borrowed from us, as well as new referrals from existing customers and walk-in customers. The application process includes a submission of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. The term of these loans may range from 6 to 24 months, and typically, fees and interest are paid from the proceeds of the loan. Loans are based on the lesser of current appraised value of the land plus building, and/or the cost of construction.

Because of the uncertainties inherent in estimating development and construction costs, and the market for the project upon completion, it is relatively difficult to ascertain accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.

Therefore, we require pro forma cash flow analysis, debt service coverage ratios and verification of construction progress prior to authorizing a construction draw and require mechanics’ lien waivers and other documents to protect and verify our lien position. Construction and development loans to borrowers other than owner-occupants also involve many of the same risks discussed below regarding multifamily and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes monitoring a project’s progress particularly important, as early warning signals of project difficulties may not be present.

Multifamily Lending:  We originate multifamily loans, which are held in the portfolio and are primarily secured by apartment buildings. Multifamily loans generally are balloon loans with terms ranging from five to ten years and amortization based on 15 to 25 year terms. Rates on multifamily loans are both fixed and adjustable. The terms on fixed-rate loans are generally limited to five years. Adjustable-rate multifamily loans are reset to a stated margin over an independent index. Multifamily lending rates are typically higher than rates charged on one- to four-family residential properties. Multifamily loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. At June 30, 2010, multifamily loans totaled $108 million, or 4.6% of total loans.

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

Commercial Real Estate Lending:  We originate owner-occupied and non-owner-occupied commercial real estate loans, which we generally hold in our portfolio. These loans are primarily secured by strip shopping centers, small office buildings, warehouses, and other industrial and business properties. Commercial real estate loans generally are balloon loans with terms ranging from five to ten years and amortization based on 15 to 25 year terms. Rates on commercial real estate loans are both fixed and adjustable. The terms on fixed-rate loans are generally limited to five years. Adjustable-rate commercial real estate loans are reset to a stated margin over an independent index. Commercial real estate loans are generally written in amounts up to 80% of the lesser of the appraised value or purchase price of the underlying property. Commercial real estate loans totaled $901 million, or 38.6% of total loans at June 30, 2010.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased complexity of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate properties is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. In most instances, the risk level is mitigated by individual guarantees of the loan and/or additional collateral pledged to secure the loan. These loans generally offer a higher interest rate due to the increased credit risk. Despite the risks inherent in commercial real estate lending, we anticipate that commercial real estate loans will continue to represent a significant portion of total loans. The performance of this portfolio, however, will be closely monitored for any indications of weaknesses.

Commercial Non-Real Estate Lending:  Commercial non-real estate loans totaled $154 million, or 6.6% of total loans at June 30, 2010. Commercial loan originations are primarily term loans and lines of credit to closely-held small and medium size businesses operating in our primary market area. We intend to continue to expand commercial lending operations in our primary and contiguous market areas.

Unlike one- to four-family mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, any collateral securing commercial loans in general may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As a result, we strive to obtain additional security through a personal guarantee from the business owner(s). We believe that the credit and underwriting policies currently in place provide a reasonable basis upon which to evaluate these risks and to continue to extend credit of this type.

Consumer Lending:  Consumer loans totaled $341 million, or 14.6% of total loans at June 30, 2010, and consisted of home equity lines of credit, home equity loans, new and used automobile loans, and secured and unsecured personal loans. Such loans are generally originated in our primary market area.

Home equity lines of credit and home equity loans comprise the majority of consumer loan balances and totaled $323 million at June 30, 2010. We offer variable-rate home equity lines of credit and fixed-rate home equity loans based on the borrower’s equity in the home and their ability to make repayment from their employment. Generally, these loans, when combined with the balance of prior mortgage liens, may not exceed 80% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate. We hold the first mortgage on a majority of the properties securing these loans. Since fiscal 2007, management reduced our exposure to potential future losses in our home equity lines of credit portfolio by eliminating open credit line availability to certain borrowers. These reductions in credit line availability were based on borrower’s credit scores and/or declines in real estate collateral values.

Sale of Residential Real Estate Loans:  We engage in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, we sell most fixed-rate residential loans and a portion of our adjustable-rate residential loans originated. During fiscal 2010, we originated $1.889 billion in one-to four-family residential loans through our retail and wholesale mortgage banking operations and sold $1.911 billion. This compares to originations of $1.910 billion and sales of $1.568 billion in fiscal 2009. We were able to increase sales activity during fiscal 2010, as a result of continued favorable long-term interest rates.

To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet been closed and that we intend to sell in the secondary markets, we may enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit our exposure to potential movements in market interest rates. We monitor our interest rate risk position daily to maintain coverage ranging from 40% to 100% of our loan commitments made to borrowers.

Loan commitments are generally made for periods of 60 days or less. As of June 30, 2010, over 90% of our fixed-rate commitments to make loans are one- to four-family residential loan commitments that have interest rates ranging from 3.88% to 7.25%. As of June 30, 2010, the mortgage-backed securities sales commitments, which have similar interest rates and maturities as the one- to four-family residential loan commitments, have remaining contractual maturities of less than 90 days.

As indicated previously, derivative instruments are used to mitigate the interest rate risk associated with commitments to make mortgage loans we intend to sell. We also enter into contracts for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. Derivative instruments are recognized as either assets or liabilities at fair value in the statement of financial condition.

Loan Servicing Activities:  Servicing mortgage loans for investors involves a contractual right to receive a fee for processing and administering loan payments on mortgage loans that are not owned by the Company and are not included on its balance sheet. This processing involves collecting monthly mortgage payments on behalf of investors, reporting information to those investors on a timely basis and maintaining custodial escrow accounts for the payment of principal and interest to investors, and property taxes and insurance premiums on behalf of borrowers. At June 30, 2010, we had approximately 18,000 loans serviced for others totaling $2.859 billion.

As compensation for our mortgage servicing activities, we receive servicing fees, usually 0.25% to 0.50% per annum of the loan balances serviced, plus any late charges collected from the delinquent borrowers and other fees incidental to the services provided. In the event of a default by the borrower, we receive no servicing fees until the default is cured. In times when interest rates are rising or at high levels, servicing mortgage loans can represent a steady source of noninterest income and can, at times, offset decreases in mortgage banking gains. Conversely, in times when interest rates are falling or at very low levels, servicing mortgage loans can become unprofitable due to the rapid payoff of loans, which results in impairment of MSRs for the remaining portfolio or the rapid amortization of servicing rights for the loans paying off.

We monitor the level of our investment in MSRs in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. Over the past several years, the volume and dollar amount of MSRs has been growing more rapidly than total assets on a percentage basis. As a result, our exposure to volatility in mortgage banking gains has also increased. In order to reduce exposure to volatility resulting from rapid payoffs or impairment, we sold MSRs in fiscal years 2008 and 2006. There were no sales of MSRs in fiscal years 2010 and 2009. In the future, we may sell MSRs depending on the size of the MSR portfolio relative to total assets and current market conditions.

Loan Approval Procedures and Authority:  The Board of Directors establishes the lending policies and loan approval limits of the Company. In accordance with those policies, the Board of Directors has designated certain officers to consider and approve loans within their designated authority as established by the Board.

Loan authorities are defined by the loan policy adopted by the Board. Currently, lending authorities for one- to four-family residential real estate loans are assigned to individuals in varying amounts up to $0.8 million based on experience and the level of responsibility of the individual within the Company. The maximum loan that may be approved by any one member of the Senior Loan Committee is $2 million and the majority of the committee members have authority up to $1 million. Speculative construction or acquisition and development loans may be authorized only by designated senior officers. Responsibility for approval of consumer loans is assigned to individuals in varying amounts based on experience and the level of responsibility of the individual within the Company. Currently, the maximum loan approval for a secured consumer loan is $2 million and for an unsecured consumer loan is $50 thousand. The lending policy considers the potential borrower’s aggregate credit exposure in determining the authorization required for commercial loan approvals. In addition, we have established a maximum credit exposure of $17 million to any single borrower. Loans to borrowers with aggregate credit exposure in excess of $6 million require the approval of three members of the Director’s Loan Committee plus a majority of the Senior Loan Committee. Loans to borrowers with aggregate credit exposure from $2 million to $6 million require the approval of four members of the Senior Loan Committee, one of which must be the Chief Executive Officer or the Chief Operating Officer. During fiscal year 2008, management instituted an additional review measure requiring Senior Loan Committee review and approval of senior officers with that level of individual lending authority for loans to borrowers with aggregate exposure from $1 million to $2 million.

A credit report is ordered and certain other information is verified by an independent credit agency for loans originated by the Company. Additional financial information may be required based on the information received from the credit agency or for certain types of loans. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by outside appraisers or the Company’s staff appraisers. Our policy is to obtain hazard insurance on mortgage loans and flood insurance when necessary and in some cases to require borrowers to make payments to a mortgage escrow account for the payment of property taxes and insurance premiums.

Asset Quality

Delinquent Loans:  Delinquent loans are comprised of loans past due 30 to 89 days and loans on nonaccrual status. Reports on delinquent loans are generated monthly and reviewed by management and the Board of Directors. Collection procedures for delinquent loans vary depending on the nature of the loan, period and cause of delinquency and whether the borrower is habitually delinquent. When a loan becomes 90 days past due, it is generally our policy to stop accruing interest and place the loan on nonaccrual status. In addition, we initiate foreclosure proceedings against any real property that secures the loan. If the loan is secured by personal property, action is taken to secure, obtain title to and take possession of the collateral. Generally, the collateral is liquidated and guarantees against the borrower are pursued. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property securing the loan generally is sold at foreclosure and, if purchased by us, becomes real estate owned.

Table 4 shows the composition of our delinquent loans and delinquent loans as a percentage of total loans as of the dates indicated. The amounts presented represent the total remaining principal balances of the related loans, rather than the actual payment amounts overdue.

TABLE 4. DELINQUENT LOANS

June 30, (Dollars in thousands)	2010	2009	2008	2007	2006
Loans Past Due 30 – 89 Days:
Residential real estate	$22,321	$29,086	$16,970	$10,856	$6,300
Commercial	7,244	15,226	14,628	5,356	3,481
Consumer	6,677	4,559	3,457	3,772	969
Total loans past due 30 – 89 days	36,242	48,871	35,055	19,984	10,750
Nonaccrual Loans:
Residential real estate	52,406	48,999	32,028	20,071	8,929
Commercial	31,489	35,756	9,880	8,782	3,800
Consumer	8,972	13,998	7,684	4,552	3,057
Total nonaccrual loans	92,867	98,753	49,592	33,405	15,786
Total delinquent loans	129,109	147,624	84,647	53,389	26,536
Delinquent loans to total loans	5.53%	5.98%	3.20%	2.13%	1.13%

The decrease in delinquent loans during fiscal 2010 was due primarily to higher charge-offs and a decrease in the level of new delinquent loans. Our delinquent loans have decreased for three consecutive quarters and at June 30, 2010, were at their lowest level since March 31, 2009.

Classified Assets:  Federal regulations and our internal policies require that an internal asset classification system be used as a means of reporting problem and potential problem assets. In accordance with regulatory guidelines, we currently classify problem and potential problem assets as “Other Assets Especially Mentioned,” “Substandard,” “Doubtful” or “Loss” assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present, on the basis of currently existing facts, conditions and values, make the collection or liquidation in full highly questionable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets, without the establishment of a specific loss allowance, is not warranted. Assets that do not currently possess a sufficient degree of risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated Other Assets Especially Mentioned.

When we classify one or more assets, or portions thereof, as Substandard or Doubtful, our policy requires us to establish an allowance for probable loan losses in an amount deemed prudent as long as the loss of principal is probable and estimable. When one or more assets, or portions thereof, are classified as Loss, we are required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount. A specific allowance may be established prior to the loan being charged off where there exist some circumstances that make determining the amount of the loss difficult. Examples are a litigation process such as a foreclosure or bankruptcy that may get delayed and result in a lessening of collateral value due to physical deterioration. Additional examples are potential recovery under an insurance claim, divorce, medical hardship, loss of employment, or death. Loans are charged off when deemed to be uncollectible.

Our determination as to the classification of the Company’s assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS has adopted an interagency policy which is consistent with the SEC’s guidance regarding the allowance for loan losses. The OTS policy provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of a prudent but not excessive allowance for loan losses in accordance with GAAP and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address the allowance for loan losses; that management has analyzed and documented all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management has established acceptable allowance for loan losses evaluation and disclosure processes that meet the objectives set forth in the policy statement. While we believe that we have established an adequate allowance for probable loan losses, there can be no assurance that regulators, in reviewing our loan portfolio, will not request a material change in the allowance for loan losses, thereby significantly affecting our financial condition and results of operations at that time. Although we believe that adequate specific and general loan loss allowances have been established, future provisions will depend upon events such as loan growth, portfolio diversification and changes in the borrower’s financial condition, and as such, further changes to the level of allocated and unallocated loan loss allowances may become necessary.

We review and classify assets in accordance with the guidelines described above, and the Board of Directors reviews the results of our reports. Table 5 shows the composition of our classified loans as of the dates indicated.

TABLE 5. CLASSIFIED LOANS

June 30, (In thousands)	2010	2009	2008	2007
Classified Loans:
Other Assets Especially Mentioned:
Residential real estate	$—	$—	$134	$343
Commercial	92,177	75,319	48,475	37,492
Consumer	—	—	9	119
Total other assets especially mentioned	92,177	75,319	48,618	37,954
Substandard:
Residential real estate	60,027	27,674	20,925	13,881
Commercial	85,892	73,066	42,335	16,063
Consumer	10,445	8,244	4,630	2,882
Total substandard	156,364	108,984	67,890	32,826
Doubtful:
Residential real estate	7,400	13,147	6,432	7,749
Commercial	4,709	4,827	5,762	3,723
Consumer	2,036	4,021	1,408	1,536
Total doubtful	14,145	21,995	13,602	13,008
Loss:
Residential real estate	—	92	92	30
Commercial	—	—	—	—
Consumer	—	10	10	10
Total loss	—	102	102	40
Total classified loans	$262,686	$206,400	$130,212	$83,828

The increase of $47 million, or 44.7%, in substandard loans was a result of credit deterioration in loans secured by one- to four-family residential properties and the commercial loan portfolio.

Nonperforming Assets:  Nonperforming assets consist of nonperforming loans and real estate owned. Table 6 shows the composition of our nonperforming assets and selected asset quality ratios, and the extent to which nonperforming assets changed over the past five years.

TABLE 6. NONPERFORMING ASSETS

June 30, (Dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming assets:
Residential real estate loans	$52,406	$48,999	$32,028	$20,071	$9,353
Commercial loans	31,489	35,756	9,880	8,782	3,800
Consumer loans	8,972	13,998	7,684	4,552	3,057
Total nonaccrual loans	92,867	98,753	49,592	33,405	16,210
Troubled debt restructurings performing less than six months	5,253	4,475	1,130	557	561
Total nonperforming loans	98,120	103,228	50,722	33,962	16,771
Real estate owned	33,693	36,790	23,695	6,716	3,924
Total nonperforming assets	$131,813	$140,018	$74,417	$40,678	$20,695
Nonperforming loans to total loans	4.20%	4.18%	1.91%	1.35%	0.71%
Nonperforming assets to total assets	4.18	4.11	2.23	1.26	0.66

The decrease in nonperforming loans resulted from our efforts to resolve problem assets as rapidly as possible, along with a decrease in the level of new nonperforming loans. Of the total nonperforming loans at June 30, 2010, 95% were secured by real estate. Real estate loans are generally well secured and if these loans should default, the majority of the loan balance, net of any charge-offs, is usually recovered by liquidating the real estate.

At the end of fiscal 2009, we disclosed the possibility of incurring a loss on a $7 million lending relationship involving fraudulent collateral. The outstanding balance, which had been included in nonperforming loans, has been resolved through a combination of recovery on an insurance policy and a charge-off. No further losses on that lending relationship are anticipated.

In the normal course of business, we work closely with borrowers in various stages of delinquency to understand their financial difficulties, identify viable solutions and minimize the potential for loss. In that regard, we have modified the terms of select loans to maximize their collectability. These modified loans are considered troubled debt restructurings under current accounting guidance. Troubled debt restructurings on nonaccrual status are classified as nonperforming loans. Troubled debt restructurings accruing interest are loans that were accruing interest at the time of restructuring and have been in compliance with their modified terms for a period of less than six months. These restructured loans that are accruing interest are also classified as nonperforming loans. In the current recessionary economy, troubled debt restructurings have become more prevalent.

Real Estate Owned:  Assets acquired through foreclosure or received from the borrower in full or partial settlement of a loan obligation are initially recorded at fair value less estimated selling costs. If a subsequent deterioration in value occurs, a specific valuation allowance is established with a corresponding charge to expense. Costs to carry foreclosed assets after they are initially recorded are expensed as incurred. At June 30, 2010, our real estate owned consisted of 247 repossessed properties with a net carrying amount of $34 million, down from $37 million at June 30, 2009. During fiscal 2010, $33 million in properties were acquired, $28 million were sold and the valuation allowance increased by $8 million.

Real Estate Held for Investment:  Select properties acquired through foreclosure or deed in lieu of foreclosure are transferred to real estate held for investment, due primarily to their ability to generate cash flow from rent receipts. At June 30, 2010, real estate held for investment consisted of 25 repossessed properties with a net carrying amount of $5 million, down from $7 million at June 30, 2009. The decrease was due to the sale of two properties.

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable losses in the loan portfolio as of the balance sheet date. All lending activity contains inherent risk of loss; however, we have not originated or purchased a material amount of high risk products such as subprime loans. We establish the level of the allowance based on: probable loss exposure on impaired loans; the amount and composition of classified loans; the level and mix of nonclassified loans; historic loss rates and loss given default ratios, and other asset quality trends in the portfolio. The allowance consists of four specific components: (i) a specific allowance allocated to loans subject to individual analysis, (ii) an allowance allocated to classified loans not otherwise subject to individual analysis, (iii) an allowance allocated to nonclassified loans, and (iv) an unallocated balance. Homogeneous loans, such as residential real estate and consumer loans, are individually evaluated for loss potential when they become 180 days delinquent. Any loan balance in excess of the underlying collateral value, less cost to sell the collateral, is charged off against the allowance for loan losses. Loans may be charged off at an earlier date if the collection of principal and interest is considered doubtful. Commercial loans are individually evaluated for charge off based on delinquency and classification status. Table 7 presents changes in the allowance for loan losses for the periods indicated.

TABLE 7. ALLOWANCE FOR LOAN LOSSES

Years Ended June 30, (Dollars in thousands)	2010	2009	2008	2007	2006
Balance at beginning of period	$39,580	$28,216	$25,851	$22,319	$18,266
Provision for loan losses	86,600	42,984	16,467	7,391	5,875
Allowances acquired through mergers	—	—	398	—	525
Charge-offs:
Residential real estate	22,672	9,458	5,117	1,415	1,004
Commercial	46,749	17,486	5,382	1,825	1,599
Consumer	11,521	5,165	4,376	1,152	519
Total charge-offs	80,942	32,109	14,875	4,392	3,122
Recoveries:
Residential real estate	61	143	97	205	82
Commercial	165	168	172	204	525
Consumer	211	178	106	124	168
Total recoveries	437	489	375	533	775
Net charge-offs	80,505	31,620	14,500	3,859	2,347
Balance at end of period	$45,675	$39,580	$28,216	$25,851	$22,319
Allowance for loan losses to total loans	1.96%	1.60%	1.07%	1.03%	0.95%
Allowance for loan losses to nonperforming loans	46.55	38.34	55.63	76.12	133.08
Net charge-offs to average loans	3.34	1.22	0.56	0.16	0.12

Table 8 shows the amount of allowance allocated to each of our loan categories, the unallocated portion of the allowance and the percent of each loan category to total loans at the dates indicated. For reporting purposes, the allowance for loan losses is allocated across our loan products. However, the entire allowance is available to absorb any credit loss without restriction.

TABLE 8. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

June 30, (Dollars in thousands)	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Residential real estate	$12,466	33.6%	$11,486	34.4%	$10,635	38.3%	$7,694	43.0%	$4,898	47.8%
Commercial	20,941	51.8	19,780	50.5	10,809	46.6	12,474	41.8	10,762	36.4
Consumer	7,777	14.6	7,703	15.1	2,671	15.1	2,136	15.2	1,782	15.8
Unallocated allowance	4,491	—	611	—	4,101	—	3,547	—	4,877	—
Total allowance for loan losses	$45,675	100.0%	$39,580	100.0%	$28,216	100.0%	$25,851	100.0%	$22,319	100.0%

Investment Activities

The Board of Directors approves the investment policies for the Company. The policies generally provide that investment decisions will be made based on the safety of the investment, liquidity needs, interest rate risk characteristics and, to a lesser extent, potential return on the investments. The Board of Directors also monitors the investment activities of the Company. In pursuing these objectives, we consider the ability of an investment to provide earnings consistent with its risk-weighting for regulatory capital purposes, quality, maturity, marketability and risk diversification. We evaluate investment activities for safety and soundness and adherence to policies. In accordance with these investment policies, we do not purchase mortgage-related securities that are deemed to be “high risk,” or purchase bonds that are not rated investment grade.

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

Securities:  Securities totaled $250 million at June 30, 2010, down $27 million from $277 million at June 30, 2009. Table 9 shows the composition of the securities portfolio in dollar amounts and in percentages at the dates indicated.

TABLE 9. SECURITIES

June 30, (Dollars in thousands)	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
Debt securities – available for sale:
U.S. Government agencies and other government sponsored enterprises	$8,262	3.3%	$4,582	1.6%	$41,232	14.5%
Obligations of states and political subdivisions	65,643	26.3	62,946	22.8	66,519	23.4
Trust preferred securities	10,418	4.2	8,267	3.0	10,520	3.7
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises	153,601	61.6	188,722	68.2	137,927	48.5
Total	237,924	95.4	264,517	95.6	256,198	90.1
Equity securities – available for sale:
Common stock	260	0.1	297	0.1	3,369	1.2
Fannie Mae and Freddie Mac preferred stock	—	—	—	—	9,257	3.2
Total	260	0.1	297	0.1	12,626	4.4
Total securities available for sale	238,184	95.5	264,814	95.7	268,824	94.5
Equity securities – trading
Mortgage-backed securities mutual fund	11,358	4.5	11,786	4.3	15,609	5.5
Total	11,358	4.5	11,786	4.3	15,609	5.5
Total securities	$249,542	100.0%	$276,600	100.0%	$284,433	100.0%

Table 10 presents certain information regarding the amortized cost, weighted-average yields and contractual maturities of the debt securities in the available-for-sale securities portfolio.

TABLE 10. DEBT SECURITIES AVAILABLE FOR SALE

June 30, 2010 (Dollars in thousands)	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted- average Yield	Amortized Cost	Weighted- average Yield	Amortized Cost	Weighted- average Yield	Amortized Cost	Weighted- average Yield	Amortized Cost	Weighted- average Yield
U.S. government agencies and other government sponsored enterprises	$—	—%	$—	—%	$8,247	3.11%	$—	—%	$8,247	3.11%
Obligations of states and political subdivisions(a)	2,830	4.61	3,624	4.91	16,206	5.51	41,869	6.16	64,529	5.86
Trust preferred securities	—	—	—	—	—	—	13,264	1.31	13,264	1.31
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	—	—	1,452	4.79	13,865	4.92	130,240	4.50	145,557	4.54
Total debt securities available for sale	$2,830	4.61%	$5,076	4.88%	$38,318	4.78%	$185,373	4.65%	$231,597	4.67%

(a)	Rates on obligations of states and political subdivisions are fully taxable equivalent rates.

Sources of Funds

Summary:  Our primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, repurchase agreements and funds generated from operations of the Bank. The Bank also has access to advances from the FHLB and the FRB. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.

Deposits:  We offer a variety of deposit accounts consisting of noninterest-bearing and interest-bearing checking accounts, savings accounts, money market deposit accounts and certificates of deposit. We also offer Individual Retirement Accounts and other qualified plan accounts. Interest-bearing accounts provide a range of interest rates and various terms up to 60 months.

We consider core deposits, consisting of noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market deposit accounts, to be a significant component of our deposits. We monitor activity on these core deposits and, based on historical experience and pricing strategy, believe we will continue to retain a large portion of such accounts. We are currently not limited with respect to the rates we may offer on deposit products. We believe we are competitive in the types of accounts and interest rates we have offered on our deposit products. We regularly evaluate the internal cost of funds, surveys rates offered by competitors, review cash flow requirements for lending and liquidity, and execute rate changes when necessary as part of our asset/liability management, profitability and growth objectives.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas in which our retail offices are located. We rely primarily on customer service, long-standing relationships and other banking services, including loans, to attract and retain these deposits. However, market interest rates and rates offered by competing financial institutions affect our ability to attract and retain deposits. We use traditional means of advertising our deposit products, including radio and print media.

In addition to retail core deposits and certificates of deposit, other sources of funds include wholesale and brokered deposits. Wholesale deposits include public funds obtained through our participation in a national referral program and public funds from the State of Ohio. At June 30, 2010, wholesale deposits totaled $116 million. Brokered deposits include funds obtained through brokers, and our participation in the

Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution. At June 30, 2010, brokered deposits totaled $160 million.

We consider brokered deposits to be an element of a diversified funding strategy. As an alternative to borrowings, we regularly compare interest rates to determine the most economical source of funding. We anticipate that we will continue to consider using brokered funds as a source of short-term liquidity, but not as the primary source of funding to support growth. Currently, the OTS, our primary regulator, has limited our brokered deposits to approximately $231 million.

Table 11 presents the factors that contributed to the change in total deposits for the periods indicated.

TABLE 11. DEPOSITS

June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$2,435,601	$2,369,092	$2,240,696
Merger with HBLS Bank	—	—	39,970
Merger with OC Financial	—	—	44,185
Net deposits (withdrawals)	(738)	17,205	(26,310)
Interest credited on deposit accounts	35,228	49,304	70,551
Total increase in deposit accounts	34,490	66,509	128,396
Balance at end of year	$2,470,091	$2,435,601	$2,369,092

Borrowings:  We obtain advances from the FHLB and FRB, which are collateralized by blanket pledges of one- to four-family residential loans, multifamily loans and commercial real estate loans; consumer loans; a pledge of specific securities and our stock in the FHLB. Funds are also obtained through reverse repurchase agreements with primary broker/dealers and with certain business customers. Advances from the FHLB and FRB are made pursuant to several different credit programs, each of which has its own interest rate and maturity. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes of other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the FHLB and collateral available to secure loans. At June 30, 2010, our FHLB advances totaled $273 million and we have additional borrowing capacity of $51 million based on collateral pledged. The Bank has a borrowing capacity of $50 million with the FRB through its discount window, all of which was available at June 30, 2010.

At June 30, 2010, we had a $10 million unsecured line of credit with a commercial bank, all of which was available.

As of June 30, 2010, we sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the “Trust Affiliates”), that issued $60 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with these transactions, we issued $62 million of Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in our Junior Debentures. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust. The proceeds received from the Trust Affiliates were used for acquisitions, to increase the capital of the Bank and for general corporate purposes.

With the consent of the OTS, First Place Financial Corp. may continue to increase borrowings in the future to fund asset growth and, as a result, may experience an increase in funding costs.

Personnel

As of June 30, 2010, we had approximately 839 full-time and 101 part-time employees. The employees are not represented by a collective bargaining unit.

FEDERAL AND STATE TAXATION

Federal Taxation

Summary:  The Company and all of its subsidiaries, except First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III, file a consolidated federal income tax return using a June 30 fiscal year-end. First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III file separate trust returns for federal income tax purposes.

Our annual effective tax rate is generally less than the federal statutory rate of 35%, primarily because we generate income from investments in tax-advantaged assets such as certain tax-exempt securities and company-owned life insurance, and earn credits associated with investments in low-income housing projects. We are subject to federal income taxation in the same manner as other corporations with certain exceptions, particularly the Bank’s reserve for bad debts discussed below.

We also conduct periodic assessments of deferred tax assets to determine if it is more-likely-than-not that they will be realized. In making these assessments we consider taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances. During fiscal 2010, we established a valuation allowance on our deferred tax assets. In future periods, we anticipate that the Company will have a minimal tax provision until such time as we are able to reverse the deferred tax asset valuation allowance.

The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company.

Bad Debt Reserve:  Historically, savings institutions, such as the Bank, that met certain definitional tests primarily related to their assets and the nature of their business (“qualifying thrifts”) were permitted to establish a reserve for bad debts based on a percentage of taxable income and to make annual additions thereto, which were deducted in arriving at taxable income.

In August 1996, provisions repealing the above thrift bad debt rules were passed by Congress as part of “The Small Business Job Protection Act of 1996”. These rules eliminated the percentage of taxable income method for making additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. For each taxable year beginning after December 31, 1995, the Bank’s bad debt deduction has been equal to its net charge-offs.

The rules required that all thrift institutions recapture their bad debt reserves that exceeded the balance in the base year, which was the last taxable year beginning before January 1, 1988. The Bank has paid taxes on the recaptured bad debt reserves that were recorded after December 31, 1987. The unrecaptured base year reserves are generally not subject to recapture as long as the thrift continues to carry on the business of banking. However, certain events could result in the recapture of these reserves into taxable income. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions, excess distributions to shareholders (described immediately below) or a change in federal tax law. Distributions to First Place Financial Corp. paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank’s bad debt reserve. Any distributions in excess of current or accumulated earnings and profits of the Bank would reduce amounts allocated to the Bank’s bad debt reserve and would create a tax liability for the Bank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). The Bank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Corporate Alternative Minimum Tax:  The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers. However, as provided in the Job Creation and Worker Assistance Act of 2002, this 90% limitation does not apply to net operating losses originated in tax years ending during calendar years 2001 and 2002. We currently have no net operating loss carryovers that were originated in those tax years. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).

Dividends Received Deduction and Other Matters:  We may exclude from our income 100% of dividends received from the Bank or any other wholly-owned corporate affiliate as members of the same affiliated group of corporations.

Ohio Taxation

Businesses in Ohio are generally subject to the Ohio commercial activity tax, or alternatively, the Ohio franchise tax for financial institutions and their affiliates. In addition, businesses that supply goods or some types of services to businesses or consumers as end users are responsible for collecting sales and use taxes and remitting those taxes to the appropriate taxing authorities.

Franchise Tax:  First Place Financial Corp., First Place Holdings, Inc. and all other nonbanking Ohio affiliates are subject to the Ohio corporation franchise tax. The tax is measured by both net income and net worth, with the resulting tax liability being the greater of: (i) 5.1% on the first $50 thousand of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50 thousand or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth are apportioned or allocated are determined by complex formulas.

Certain holding companies, such as First Place Financial Corp., will qualify for complete exemption from the net worth tax if certain conditions related to subsidiaries subject to Ohio taxation are met. We will most likely meet these conditions, and thus, calculate our Ohio franchise tax on the net income basis.

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

Commercial Activity Tax:  As a qualified exempt financial institution, the Bank and its affiliates are not subject to this tax.

Taxation by States Other Than Ohio

Delaware:  As a Delaware holding company, First Place Financial Corp. is exempted from Delaware corporate income tax but is required to file an annual report with, and pay an annual franchise tax to, the State of Delaware.

Michigan:  The Bank is subject to taxation in Michigan for income allocated to Michigan based on applicable Michigan apportionment rules. Effective January 1, 2008, Michigan replaced the Michigan Single Business Tax with the Michigan Business Tax. The Michigan Business Tax for financial institutions is a tax on net capital at a rate of 0.235%. The tax base is the Bank’s equity, determined in accordance with GAAP, less goodwill related to transactions occurring after July 1, 2007. The net capital tax is determined on a unitary group basis and is subject to a single sales factor apportionment.

Indiana:  The Bank has loan production offices in Carmel and Indianapolis, which are subject to apportioned income tax in Indiana.

Maryland:  The Bank has a loan production office in Rockville, which is subject to apportioned income tax in Maryland.

Municipal Taxation

The Bank is exempt from municipal income taxes in Ohio, Michigan and Indiana. Other affiliates are subject to municipal income taxes at varying rates in the cities in which they operate.

REGULATION AND SUPERVISION

Summary:  The Bank is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB and FRB systems. The Bank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Various legislation including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC, successor regulatory agencies or the Congress, could have a material adverse impact on the Company, and the Bank and their operations. Under the holding company form of organization, we are also currently required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the SEC under the federal securities laws.

Selected regulatory requirements applicable to First Place Financial Corp. and the Bank are discussed below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and/or First Place Financial Corp.

New Federal Legislation:  The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the OTS, which will be replaced by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Federal Reserve Board to supervise and regulate all savings and loan holding companies, including First Place, in addition to bank holding companies that it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like First Place. These capital requirements are substantially similar to the capital requirement currently applicable to the Bank, as described in “Federal Savings Institution Regulation — Insurance of Deposit Accounts.” The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010, by bank or savings and loan holding companies with less than $15 billion of assets. This exclusion does not apply to debt or equity instruments issued to the United States or any agency thereof pursuant to the Act prior to October 4, 2010. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for FDIC insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

It is difficult to predict at this time what impact the new legislation and implementing regulations will have on community banks, such as the Bank, including the lending and credit practices of such banks. Moreover, many of the provisions of the Dodd-Frank Act will not take effect for at least a year, and the legislation requires various federal agencies to promulgate numerous and extensive implementing regulations over the next several years. Although the substance and scope of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, will increase our operating and compliance costs.

Federal Savings Institution Regulation

Business Activities:  The activities of federal savings institutions are governed by the HOLA, as amended and, in certain respects, the Federal Deposit Insurance Act (“FDI Act”) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. For example, certain lending activities of federal associations, such as commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.

Loans-to-One Borrower:  Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At June 30, 2010, the Bank was in compliance with this regulation.

Qualified Thrift Lender Test:  To be a qualified thrift lender, an institution must either meet the HOLA qualified thrift lender test or the Internal Revenue Code Domestic Building and Loan Association test. Under the qualified thrift lender test, an institution must hold qualified thrift investments equal to at least 65% of its portfolio assets. Portfolio assets are total assets minus goodwill and other intangible assets, office property, and specified liquid assets not exceeding 20% of total assets. Qualified thrift investments are primarily residential mortgages and related investments, including certain residential mortgage-backed and related securities. An institution must meet the test at least nine out of the last twelve months to maintain its qualified thrift lender status. A savings association that fails the qualified thrift lender test must either convert to a bank charter or operate under certain restrictions. As of June 30, 2010, the Bank met the qualified thrift lender test.

Limitation on Capital Distributions:  OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution

(Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if: (i) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations, (ii) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution.

As of June 30, 2010, the Bank can not pay dividends to First Place Financial Corp. without the prior written approval of the OTS. Future dividend payments by the Bank to First Place Financial Corp. would be based upon future earnings and the approval of the OTS.

As a result of the issuance of the preferred stock and common stock warrant to the U.S. Treasury in fiscal 2009, the ability to declare or pay dividends on our common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A Preferred shares. In addition, our ability to repurchase common shares is restricted by the approval of the Treasury and the OTS, provided there are no payments in arrears on the Series A Preferred share dividends.

Liquidity:  Current regulation requires that the Bank maintain sufficient liquidity to assure safe and sound operation. As this is a subjective requirement, management monitors its cash needs on a daily basis. At June 30, 2010, we considered the liquidity position of the Bank to be adequate to meet operating needs.

Assessments:  Savings institutions are required by regulation to pay assessments to the OTS to fund the agency’s operations. The general assessment, paid on a semi-annual basis, is based upon our total assets, including consolidated subsidiaries, as reported in the latest quarterly Thrift Financial Report, our financial condition and the complexity of our loan portfolio and operations. At June 30, 2010, we were current on all assessments due to the OTS.

Branching:  OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.

Transactions with Related Parties:  The authority of the Bank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (“FRA”). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates are generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

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

Enforcement:  Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including shareholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a supervisory directive, or cease-and-desist order, to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25 thousand per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness:  The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (“Guidelines”) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements:  The OTS capital regulations require savings institutions to meet three capital standards: (i) a 1.5% tangible capital standard, (ii) a 4% leverage (core capital) standard and (iii) an 8% risk-based capital standard. However, the minimum leverage standard is decreased to 3% for institutions with the highest rating on the CAMELS financial institutions rating system. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a

4% leverage (“core capital”) standard (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations require that, in meeting the leverage, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

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

Prompt Corrective Regulatory Action:  Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of capitalization. Generally, a savings institution that has a total risk-based capital ratio of less than 8.0% or a leverage ratio or a Tier 1 risk-based capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has a total risk-based capital ratio less than 6.0%, a Tier 1 risk-based capital ratio or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is critically undercapitalized. The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions may become immediately applicable to the institution depending upon its category, including, but not limited to, increased monitoring by regulators, restrictions on growth and capital distributions and limitations on expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At June 30, 2010, the Bank was considered well capitalized under the regulatory framework for prompt corrective action.

Insurance of Deposit Accounts:  The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institution and credit unions to $250,000 per depositor. Noninterest-bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of the four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. An institution is assigned an assessment rate from 7 to 77.5 basis points based upon the risk category to which it is assigned.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020. Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%. As part of a plan to restore the reserve ratio to 1.15%, in 2009, the FDIC imposed a special emergency assessment on all insured institutions equal to five basis points of assets less Tier 1 capital as of June 30, 2009, payable on September 30, 2009, in order to cover losses to the Deposit Insurance Fund resulting from bank failures. The Bank recorded an expense of $1.6 million during the quarter ended June 30, 2009, to reflect the special assessment. In addition, the FDIC increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.

In addition, in lieu of further special assessments, the FDIC required all insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. Estimated assessments for the fourth quarter of 2009 and for all of 2010 were based upon the assessment rate in effect on September 30, 2009, with 3 basis points added for the 2011 and 2012 assessment rates. In addition, a 5% annual growth in the assessment base was assumed. Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future. Any unused prepayments will be returned to the institution on June 30, 2013. On December 30, 2009, the Bank prepaid approximately $22 million in estimated assessment fees. Because the prepaid assessments represent the prepayment of future expense, they do not affect the Bank’s capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the FDIC assessments, the FICO is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980’s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by FICO are due to mature in 2017 through 2019. For the quarter ended June 30, 2010, the annualized FICO assessment was approximately one basis point for each $100 thousand in domestic deposits maintained at an institution.

Community Reinvestment Act:  Under the CRA, as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The FIRREA amended the CRA to require the OTS to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system, which replaced the five-tiered numerical rating system. The Bank’s latest CRA ratings received from the OTS were both “Satisfactory.”

Federal Home Loan Bank System:  The Bank is a member of the FHLB System. The FHLB provides a central credit facility primarily for member institutions. FHLB programs provide members with a readily available, competitively-priced source of funding, which can be used for a wide array of asset/liability management purposes. As members of the FHLB, the Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 5% of its advances from the FHLB or $500 thousand, whichever is greater. The Bank was in compliance with this requirement at June 30, 2010. FHLB advances must be secured by specified types of collateral.

The FHLB System is required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that FHLB regions pay to their members and could also result in the FHLB regions imposing a higher rate of interest on advances to their members. If dividends were reduced, our net interest income would likely also be reduced.

Federal Reserve System:  The Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts. At June 30, 2010, the Bank was in compliance with the Federal Reserve Board regulation. Required reserves must be maintained in the form of vault cash, an account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board. In October 2008, the FRB began paying interest on required reserve balances and excess balances. At this time, we do not know how long the FRB will continue to pay interest on account balances. FHLB System members are also authorized to borrow from the Federal Reserve “discount window.”

Holding Company Regulation:  First Place Financial Corp. is a thrift holding company within the meaning of the HOLA. As such, we are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

As a thrift holding company, we are subject to extensive limitations on the types of business activities in which we can engage. The HOLA limits the activities of a thrift holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, as amended, subject to the prior approval of the OTS, and to other activities authorized by OTS regulations.

The HOLA prohibits a thrift holding company, directly or indirectly, or through one or more subsidiaries or through one or more transactions, from acquiring or retaining, by purchase or otherwise, more than 5% of the voting stock of a savings association or of a thrift holding company (of which neither were already subsidiaries) except with the prior written approval of the Director of the OTS. The HOLA also prohibits a thrift holding company from acquiring more than 5% of a company engaged in activities other than those authorized for thrift holding companies by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the holding company, the potential effect on the acquiree savings institution involved, the effect of the acquisition on the risk to the Deposit Insurance Fund, the convenience and needs of the community and certain competitive factors.

Federal Securities Laws:  Our common stock and warrants have been registered with the SEC under the Exchange Act. We are subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Financial Modernization Act of 1999:  The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“Modernization Act”) allows bank holding companies meeting management, capital and CRA standards to engage in a substantially broader range of nonbanking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies. In addition, the Modernization Act allows insurers and other financial services companies to acquire banks, removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001:  The USA Patriot Act of 2001 was enacted on October 26, 2001 and was renewed in substantially the same form on March 9, 2006. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFA”). IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.

Sarbanes-Oxley Act of 2002:  The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty, transparency and timeliness in reporting and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act applies generally to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC, under the Exchange Act.

The Sarbanes-Oxley Act includes specific additional disclosure requirements and corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Additionally, the Sarbanes-Oxley Act includes a requirement that management report on the effectiveness of internal controls over financial reporting and that auditors opine on management’s evaluation of internal controls, expanded disclosure requirements for corporate insiders and disclosure of a code of ethics.

Furthermore, the National Association of Securities Dealers has also implemented corporate governance rules, which implement the mandates of the Sarbanes-Oxley Act. The National Association of Securities Dealers rules include, among other things: (i) ensuring that a majority of the board of directors are independent of management, (ii) establishing and publishing a code of conduct for directors, officers and employees, and (iii) requiring shareholder approval of all new stock option plans and all material modifications. These rules affect us because our common stock is listed on The NASDAQ Global Select Market under the symbol “FPFC.”

Emergency Economic Stabilization Act of 2008:  On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“Act”), which provides the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to the United States financial markets. One of the provisions included in the Act is the TARP, or more specifically, the Treasury’s CPP, which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. On March 13, 2009, we participated in the Treasury’s CPP and completed the issuance of $73 million of Series A perpetual preferred stock and related common stock warrant under the CPP. As a recipient of government funding under the CPP, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for as long as the Treasury holds the above securities.

U.S. Department of the Treasury’s Capital Assistance Program:  On February 20, 2009, the Treasury announced its CAP under which the Treasury made capital available to financial institutions through the Treasury’s purchase of cumulative mandatorily convertible preferred stock. The preferred shares will mandatorily convert to common stock after seven years. Prior to that time, the preferred shares are convertible in whole or part at the discretion of the institution, subject to the approval of the institution’s primary federal regulator. Institutions that have received an investment from the Treasury under the CPP may use proceeds from CAP to redeem preferred shares issued in the CPP, effectively exchanging the preferred stock sold under the CPP for CAP convertible preferred stock. As of June 30, 2010, we have not participated in CAP.

American Recovery and Reinvestment Act of 2009:  On February 17, 2009, the ARRA was signed into law. ARRA includes a wide variety of programs intended to stimulate the economy and provide for infrastructure, health, education and energy needs. In addition, ARRA included limitations on compensation of the most highly compensated employees in companies that are recipients of TARP funds. The new legislation requires the Secretary of the Treasury (“Secretary”) to establish executive compensation and corporate governance standards for TARP recipients, which would apply to a TARP recipient as long as the company had an outstanding TARP obligation. The ARRA permits a TARP recipient to repay the funds and accrued dividends provided under TARP without penalty and without the need to replace TARP funds with Tier 1 capital, subject to the Secretary’s consultation with the recipient’s federal regulatory agency.

The ARRA requires the Secretary to include certain elements within the new compensation and corporate governance standards. The standards establish limits on compensation that exclude incentives for senior executives (the top five most highly paid employees) to take unnecessary and excessive risks. There are also provisions allowing a TARP recipient to recover any bonus, retention award or incentive compensation paid to any of the 25 most highly compensated employees, based on statements of earnings that are later found to be materially false. The standards prohibit golden parachutes to the ten most highly compensated employees. Golden parachute means any payment to a senior executive officer for departure from a company, except for payments for services performed or benefits accrued. The standards must also include a prohibition on the payment, or accruing, of any bonus, retention award, or incentive compensation to the most highly compensated employees while any TARP obligation is outstanding. The prohibition does not apply to the payment of long-term restricted stock meeting certain qualifications. The number of employees to whom the bonus prohibition applies depends on the amount of TARP funds received by a TARP recipient. The Secretary’s standards must prohibit any compensation plan that encourages manipulation of earnings. TARP recipients are not able to claim a deduction, for federal income tax purposes, compensation paid to any of the senior executives in excess of $500 thousand per year.

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

During the period in which a TARP recipient has an outstanding TARP obligation, each TARP recipient must permit a separate shareholder vote on executive compensation. The vote is not binding on the board of directors. The SEC has one year to issue any final rules required to carry out this provision.

Item 1A.

Risk Factors

We incurred a net loss in our last two fiscal years and losses may continue in the future.

We have incurred a net loss before preferred stock dividends and discount accretion of $30.3 million and $110.4 million for our fiscal years ended June 30, 2010 and 2009, respectively. The loss for the fiscal year ended June 30, 2010, was due primarily to an increase of $43.6 million in the provision for loan losses. The loss for the fiscal year ended June 30, 2009, was due primarily due a pre-tax charge of $93.7 million for goodwill impairment and an increase of $26.5 million in the provision for loan losses. These losses may continue in the future and no assurance can be given as to when we may return to profitability or the level of any profitability.

Our current allowance for loan losses may not be adequate and we may have to record additional loan loss provisions to cover losses on current loans, which could be material.

We have established an allowance for loan losses that we believe is adequate to provide for probable incurred losses on existing loans. However, that allowance is an estimate and is likely to be inaccurate to some degree. It is difficult to estimate the precise portion of our loans that will become delinquent and not be repaid. Over the past two years, we and our customers in Ohio, Michigan, Indiana and Maryland have been experiencing a significant economic slowdown and in many locations a decline in real estate values. This has resulted in substantial increases in our nonperforming assets and loan charge-offs. Our estimate of probable incurred losses on existing loans is necessarily subjective and is based on various assumptions and difficult and complex judgments and its adequacy depends on the accuracy of our assumptions and judgments and to some degree on the outcome of future events. Our current allowance for loan losses may be inadequate because:

•	Final losses on current loans may turn out to be higher than we would predict by using historic loss rates.
•	The current unfavorable economic conditions in Ohio, Michigan and Indiana, where we do the majority of our portfolio lending, may continue or worsen, reducing the ability of our consumer or business borrowers to repay their loans.
•	National economic conditions, including the job market, could remain weak or become weaker, negatively impacting our borrower’s ability to repay their loans.
•	Economic conditions and increased uncertainty in the financial markets could adversely affect our ability to accurately assess the allowance for loan losses. Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates.
•	International political and economic conditions could have a negative impact on local, regional or national economic conditions, which could negatively impact our borrowers’ ability to repay their loans.
•	Real estate values could decline further, which could reduce our security on mortgage loans below their principal balance.

If our current allowance for loan losses is not adequate, we would have to record additional provisions for loan losses, which would have a negative impact on our results of operations, liquidity and capital levels and could decrease our ability to raise new capital or obtain new sources of funds, in each case potentially materially.

Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.

We are unable to accurately predict future market interest rates, which are affected by many factors, including: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. We expect that the Company will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, residential mortgage loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while falling interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan prepayment rates will decline, and in falling interest rate environments, loan prepayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates also significantly impact the valuation of mortgage servicing rights and loans held for sale. As interest rates decline and mortgage loans prepay faster, the current market value of mortgage servicing rights will generally decline in value. Changes in mortgage prepayments, interest rates and other factors can cause the value of this asset to decrease rapidly over a short period of time. Changes in interest rates, prepayment speeds and other factors may also cause the value of the Company’s loans held for sale to change. When interest rates rise, the cost of borrowing will increase. Accordingly, changes in levels of market interest rates could materially and adversely affect the Company’s net interest spread, loan volume, asset quality, levels of prepayments, value of mortgage servicing rights, loans held for sale and cash flows as well as the market value of its securities portfolio and overall profitability.

The market price of our common stock may fluctuate due to the seasonal fluctuations in home buying practices.

The mortgage banking industry generally experiences seasonal trends. These trends reflect the general national pattern of sales and resales of homes. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, delinquency rates typically rise in the winter months, which results in higher servicing costs. Our quarter-to-quarter operating results will reflect these seasonal trends, thereby causing short-term fluctuations in our results. Fluctuations in our results may also cause corresponding fluctuations in the market price of our common stock.

Our continued growth depends on our ability to meet minimum regulatory capital levels. Growth and shareholder returns may be adversely affected if sources of capital are not available to help us meet those capital levels.

As we grow, we will have to maintain our regulatory capital levels at or above the minimum levels required by our regulators. If earnings do not meet our current estimates, if we incur unanticipated losses or expenses or if we grow faster than expected, we may need to obtain additional capital sooner than expected, which may take the form of secured or unsecured borrowing, additional issuances of debt, equity-related securities or equity securities. We cannot assure you that we will be able to access sufficient capital in the future on favorable terms, or at all. If we are unable to access sufficient capital, we may be required to reduce our level of assets or make other operational changes or reduce our rate of growth in order to maintain regulatory capital compliance. Under those circumstances, our future results of operations may be materially and adversely affected. Additional issuances of equity or equity-related securities could have a dilutive effect on existing shareholders.

We are subject to uncertainties, and potential additional regulatory or compliance burdens, as a result of our participation in the CPP.

We accepted an investment of $73 million from the Treasury under the CPP. The Securities Purchase Agreement that we (and all other participating institutions) entered into with the Treasury provides that Treasury may unilaterally amend the agreement to the extent required to comply with any changes in applicable federal statutes after the investment was made. As a result of this provision, the Treasury and Congress may impose additional requirements or restrictions on us, including reporting, compliance, corporate governance, executive or employee compensation, dividend payments, stock repurchases, lending or other business practices, capital requirements or other matters. We may be required to expend additional resources in order to comply with these requirements. Such additional requirements could impair our ability to compete with institutions that are not subject to the restrictions because they did not accept an investment from the

Treasury. In addition, we may be subject to certain restrictions on executive and employee compensation that would limit the amount and the tax deductibility of compensation we pay to our executive officers. To the extent that additional restrictions or limitations on employee compensation are imposed, such as those contained in ARRA and the regulations issued in June 2009, we may be less competitive in attracting and retaining successful incentive compensation based lenders, customer relations personnel and senior executive officers. Additionally, the ability of Congress to utilize the amendment provisions to effect political or public relations goals could result in our being subjected to additional burdens as a result of public perceptions of issues relating to the largest banks, and which are not applicable to community oriented institutions such as us.

We face strong competition from other financial institutions, financial service companies and other organizations offering products and services similar to those offered by us, which could result in our not being able to grow our loan and deposit businesses.

We conduct our business operations primarily in Northeastern Ohio and Southeastern Michigan. We also maintain loan production offices in Ohio, Michigan, Indiana and Maryland. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of banking products and services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources and access to capital may afford them a marketplace advantage by enabling them to maintain numerous banking locations, mount extensive promotional and advertising campaigns and adjust pricing to increase market share.

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than us, may be able to offer the same products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to increase our loan originations and deposits and we would be materially and adversely affected.

We rely on external financing to fund our operations and the failure to obtain such financing on favorable terms, or at all, in the future could materially and adversely impact our growth strategy and prospects.

We rely on deposits, advances from the FHLB of Cincinnati, and other borrowings to fund our operations. Although we consider such sources of funds adequate for our current capital needs, we may seek additional debt or equity capital in the future to implement our growth strategy. The sale of equity or equity-related securities in the future may be dilutive to our shareholders, and debt financing arrangements may require us to pledge some of our assets and enter into various affirmative and negative covenants, including limitations on operational activities and financing alternatives. Future financing sources, if sought, might be unavailable to us or, if available, could be on terms unfavorable to us and may require OTS approval. If financing sources are unavailable or are not available on favorable terms or we are unable to obtain OTS approval, our growth strategy and future prospects could be materially and adversely impacted.

We may have difficulty managing our growth, which may divert resources and limit our ability to expand our operations successfully.

In past years, we have incurred substantial expenses to build our management team and personnel, develop our delivery systems and establish our infrastructure to support our future growth. Our future success will depend on the ability of our officers and key employees to continue to implement and improve our operational, financial and management controls, reporting systems and procedures and manage a growing number of client relationships. We may not be able to implement improvements in our management information and control systems in an efficient or timely manner. Thus, our growth strategy could place a strain on our administrative and operational infrastructure.

In addition, we intend to grow our deposits and expand our retail banking franchise. Further expansion will require additional capital expenditures and we may not be successful in expanding our franchise or in attracting or retaining the personnel we require. Furthermore, various factors such as economic conditions, regulatory and legislative considerations and competition may impede or limit our growth. If we are unable to expand our business as anticipated, we may be unable to realize any benefit from the investments made to support future growth. Alternatively, if we are unable to manage future expansion in our operations, we may have to incur additional expenditures beyond current projections to support such growth.

We are subject to extensive regulation that could materially and adversely affect the Company.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, could materially and adversely affect us.

Financial regulatory reform legislation may have a significant effect on our operations, including increased compliance costs, increased capital requirements and a new banking regulator. On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry.

Recent enactment of broad financial reform legislation provides for new regulations affecting many aspects of our operations and, depending on the final regulations promulgated under this new law, may adversely impact our profitability and operations.

The U.S. Congress approved the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; and (vi) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Among the Dodd-Frank Act’s significant regulatory reforms is the creation a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services. The potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;
•	increased cost of operations due to greater regulatory oversight, supervision and examination of savings institutions and thrift holding companies and higher deposit insurance premiums; and
•	the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for the U.S. Congress, which may result in additional legislative or regulatory action. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. The changes resulting from the Dodd-Frank Act, as well as the regulations promulgated by federal agencies, may impact the profitability of our business activities, require changes to certain of its business practices or otherwise adversely affect our business.

If we are unable to redeem the Series A Preferred Stock prior to May 15, 2014, the cost of this capital will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to May 15, 2014, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity and capital, as well as net income available to common shareholders.

The Series A Preferred Stock reduces net income available to holders of our common stock and earnings per share of common stock and the warrant issued to the Treasury may be dilutive to holders of our common stock.

While the additional capital raised through participation in the CPP provided funding for our business, it has increased the number of diluted outstanding shares of common stock and carries a preferred dividend. The dividends declared and the accretion of discount on the Series A Preferred Stock reduce the net income available to holders of our common stock and earnings per share of common stock. The Series A Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Stock is exercised. The shares of common stock underlying the warrant represented approximately 21.6% of total shares of common stock outstanding as of June 30, 2010. Although the Treasury has agreed not to vote any of the shares of common stock it receives upon any exercise of the warrant, a transferee of any portion of the warrant or of any common stock acquired upon exercise of the warrant is not bound by this restriction.

We rely heavily on our management team and the unexpected loss of certain key officers could materially and adversely affect the Company.

Our future success and growth is substantially dependent upon the management and banking abilities of our senior executive officers. Attracting and retaining high quality personnel and appropriate succession planning will continue to be critical to the successful implementation of our business strategies. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. If we experience departures of key personnel, until suitable replacements could be identified and hired, if at all, we could be materially and adversely affected.

We are subject to default and other risks in connection with our mortgage loan originations.

From the time that we fund the mortgage loans we originate to the time we sell them, we are generally at risk for any mortgage loan defaults. We are also at risk if we are unable to sell the loan, either because a purchaser cannot be found or because we could not obtain an acceptable bid price for the loan. This risk is magnified in periods of market downturn. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. In addition, we incur higher liquidity risk with respect to the nonconforming mortgage loans originated by us because of the lack of a functioning market in which to sell them.

Because of stresses on the Deposit Insurance Fund, the FDIC has recently imposed, and could impose in the future, additional assessments on the banking industry.

The current financial crisis has caused the Deposit Insurance Fund administered by the FDIC to fall below required minimum levels. Because the FDIC replenishes the Deposit Insurance Fund through assessments on the banking industry, we anticipate that the FDIC will likely maintain relatively high deposit insurance premiums for the foreseeable future. The FDIC has recently imposed a special deposit insurance assessment on the banking industry, and there can be no assurance that it will not do so again. It has also required banking organizations to “pre-pay” deposit insurance premiums in order to replenish the liquid assets of the Deposit Insurance Fund, and may impose similar requirements in the future. High insurance premiums, special assessments and pre-payments would adversely affect our results.

The market price of our common stock may fluctuate significantly, which may make it difficult for you to resell shares of common stock at the times or prices you find attractive.

The market price of our stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond our control. These factors include, in addition to those described in “Cautionary Statement About Forward Looking Statements”:

•	actual or anticipated quarterly or annual fluctuations in our operating results, cash flows and financial condition;
•	changes in earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to us or other financial institutions;
•	speculation in the press or investment community generally or relating to our reputation or the financial services industry;
•	strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;
•	fluctuations in the stock price and operating results of our competitors;
•	future issuances or re-sales of our equity or equity-related securities, or the perception that they may occur;
•	proposed or adopted regulatory changes or developments;
•	anticipated or pending investigations, proceedings, or litigation or accounting matters that involve or affect us;
•	domestic and international economic factors unrelated to our performance; and
•	general market conditions and, in particular, developments related to market conditions for the financial services industry.

In addition, in recent years, the stock market in general has experienced extreme price and volume fluctuations. This is due, in part, to investors’ shifting perceptions of the effect of changes and potential changes in the economy on various industry sectors. This volatility has had a significant effect on the market price of securities issued by many companies, including for reasons unrelated to their performance or prospects. These broad market fluctuations may adversely affect the market price of our common stock, notwithstanding our actual or anticipated operating results, cash flows and financial condition. We expect that the market price of our common stock will continue to fluctuate due to many factors, including prevailing interest rates, other economic conditions, our operating performance and investor perceptions of the outlook for us specifically and the banking industry in general. There can be no assurance about the level of the market price of our common stock in the future or that you will be able to resell your shares at times or at prices you find attractive.

We currently have limitations on dividends on the common stock and repurchasing shares of our common stock.

We do not currently pay dividends on our common stock. On March 23, 2009, in connection with our response to the annual examination by the OTS, our board of directors agreed to certain restrictions with regard to our activities as outlined in an agreement with the OTS. Specifically, under the terms of the agreement, we are required to obtain the written consent of the OTS prior to the declaring or paying of any dividends or making any other capital distribution, or repurchasing or redeeming any capital stock in addition to certain other restrictions. These restrictions will remain in effect until such time as the OTS modifies, terminates, or otherwise suspends the restrictions. In addition, our ability to declare or pay dividends on our common stock is restricted as described below. We have no current plans to resume dividend payments on our common stock.

First Place Financial Corp. is a separate legal entity from its subsidiaries and does not have significant operations of its own. Dividends from the Bank normally provide a significant source of capital for First Place

Financial Corp. The availability of dividends from the Bank is limited by various statutes, regulations and agreements. It is possible, depending upon the financial condition, liquidity and results of operations of the Bank and other factors, that the OTS, as the Bank’s primary regulator, could assert that the payment of dividends or other payments by the Bank are an unsafe or unsound practice. In the event the Bank is unable to pay dividends to First Place Financial Corp. for an extended period of time, we may not be able to service our debt, pay our obligations as they become due, or pay dividends on our common stock. Consequently, the inability to receive dividends from the Bank could materially and adversely affect us.

Until the earlier of March 13, 2012, and the date on which the Treasury no longer holds any shares of our Series A Preferred Stock, we cannot repurchase or redeem or otherwise acquire shares of our common stock or pay quarterly dividends in excess of $0.085 per share per quarter without the approval of the Treasury. Our ability to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of common stock is also subject to restrictions in the event that we fail to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on the Series A Preferred Stock. In addition, our ability to pay dividends on our common stock is also dependent on the performance of the Bank and on the Bank’s capital requirements.

We may issue equity or equity-related securities or engage in other transactions which dilute our book value per share or are senior to our common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock or other equity-related securities. Except as described under “Underwriting,” we are not restricted from issuing shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings may dilute the holdings of our existing common shareholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then current common shareholders.

Furthermore, if we raise additional capital by incurring debt or issuing preferred stock, upon our liquidation, dissolution or winding up, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Our common stock is also effectively subordinated to all existing and future liabilities and preferred equity of our subsidiaries.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We own our corporate headquarters at 185 East Market Street in Warren, Ohio, a building that also contains a retail office and certain administrative and operations support offices. At June 30, 2010, 32 of the retail locations and one loan production office of the Bank were owned. The remaining 14 retail locations and 23 loan production offices were leased. The net book value of our properties and leasehold improvements was $40 million at June 30, 2010. Table 12 shows information with respect to the offices and other properties of the Company.

TABLE 12. PROPERTIES

Description/Address	Leased/Owned
Corporate Headquarters, First Place Financial Corp.
185 East Market Street, Warren, Ohio	Owned
Retail Locations, First Place Bank
1977 Cooper Foster Park Road, Amherst, Ohio	Leased
4390 Mahoning Avenue, Austintown, Ohio	Owned
101 South Canfield-Niles Rd, Austintown, Ohio	Owned subject to land lease
724 Boardman-Poland Road, Boardman, Ohio	Owned
3900 Market Street, Boardman, Ohio	Owned
7290 Sharon-Warren Road, Brookfield, Ohio	Owned
3801 Boardman Canfield Rd, Canfield, Ohio	Owned
2 South Broad Street, Canfield, Ohio	Owned
352 West Main Street, Canfield, Ohio	Leased(a)
2802 Mayfield Road, Cleveland Heights, Ohio	Leased
325 South High Street, Cortland, Ohio	Owned
6033 Perimeter Drive, Dublin, Ohio	Owned
111 Antioch Drive, Elyria, Ohio	Owned
860 East Broad Street, Elyria, Ohio	Leased(a)
200 Middle Avenue, Elyria, Ohio	Owned
361 Midway Mall Boulevard, Elyria, Ohio	Owned
351 North Main Street, Grafton, Ohio	Owned
100 North Main Street, Hicksville, Ohio	Owned(d)
8226 East Market Street, Howland, Ohio	Owned subject to land lease
10416 Main Street, New Middletown, Ohio	Owned
400 Sheffield Center, Lorain, Ohio	Leased
6002 Warren-Youngstown Road, Niles, Ohio	Owned subject to land lease
35423 Center Ridge Road, North Ridgeville, Ohio	Owned
2 South Main Street, Poland, Ohio	Leased
999 East Main Street, Ravenna, Ohio	Owned
4183 Tallmadge Road, Rootstown, Ohio	Owned
655 Creed Street, Struthers, Ohio	Leased
185 East Market Street, Warren, Ohio	Owned
2001 Elm Road NE, Warren, Ohio	Leased
4460 Mahoning Avenue NW, Warren, Ohio	Owned
4682 Belmont Avenue, Youngstown, Ohio	Leased
25 Market Street, Suite 3, Youngstown, Ohio	Leased
3516 South Meridian Road, Youngstown, Ohio	Owned
479 Old South Woodward, Birmingham, Michigan	Leased
727 South State Rd, Davison, Michigan	Leased
6120 Fenton Rd, Flint, Michigan	Owned

Description/Address	Leased/Owned
4409 Miller Rd, Flint, Michigan	Owned
3213 North Genesee Rd, Flint, Michigan	Owned
3410 South Dort Highway, Flint, Michigan	Leased
2629 West Pierson Rd, Flint, Michigan	Leased
220 East Main St, Flushing, Michigan	Owned
20247 Mack Avenue, Grosse Pointe Woods, Michigan	Owned
17900 Haggerty Road, Livonia, Michigan	Owned subject to land lease
50787 Corporate Dr, Shelby Township, Michigan	Owned
24805 West Twelve Mile Road, Southfield, Michigan	Owned subject to land lease
734 West Long Lake Rd, Troy, Michigan	Owned
Loan Production Offices, First Place Bank
1275 Boardman-Poland Road, Boardman, Ohio	Owned(b)
8751 Brecksville Road, Suite 50, Brecksville, Ohio	Leased(c)
7887 Washington Village Blvd., Centerville, Ohio	Leased
1080 Nimitzview Drive, Suite 100, Cincinnati, Ohio	Leased
6813 Harrison Ave, Cincinnati, Ohio	Leased
9954 Johnnycake Ridge Rd, Concord, Ohio	Leased(c)
2680 West Market Street, Fairlawn, Ohio	Leased
7131 Spring Meadows, Unit 1, Holland, Ohio	Leased
8228 East Market Street, Howland, Ohio	Leased
77 Milford Drive, Hudson, Ohio	Leased
108 West Main Street, Mason, Ohio	Leased(c)
301 East High Street, Mt. Vernon, Ohio	Leased
51 North Third Street, Suite 617, Newark, Ohio	Leased
134 West Middle Street, Chelsea, Michigan	Leased
612 West Lake Lansing Rd, Suite 400, East Lansing, Michigan	Leased
8195 South Saginaw Street, Grand Blanc, Michigan	Leased
4175 Parkway Place, Suite 100, Grandville, Michigan	Leased
320 North 120th Avenue, Holland, Michigan	Leased
126 West Main Street, Northville, Michigan	Leased
333 West Grandview Parkway, Traverse City, Michigan	Leased
75 Executive Drive, Suite D, Carmel, Indiana	Leased
201 South Capital, Suite 650, Indianapolis, Indiana	Leased
3105 East 98th Street, Suite 140, Indianapolis, Indiana	Leased(c)
15400 Calhoun Drive, Suite 170, Rockville, Maryland	Leased
Business Financial Service Centers
25000 Country Club Center, Suite 200, North Olmsted, Ohio	Leased
6150 Enterprise Parkway, Solon, Ohio	Leased
Other First Place Bank Facilities
700 Boardman-Poland Road, Boardman, Ohio	Owned
1275 Boardman-Poland Road, Boardman, Ohio	Owned(b)
5 McKinley Way West, Poland, Ohio	Leased
153 East Market Street, Warren, Ohio	Leased
159 East Market Street, Warren, Ohio	Owned
255 East Market Street, Warren, Ohio	Owned
1011 High Street, Warren, Ohio	Leased
600 Gypsy Lane, Youngstown, Ohio	Owned
2112 South Avenue, Youngstown, Ohio	Leased
3600 South Dort Highway, Flint, Michigan	Leased

Description/Address	Leased/Owned
24725 West Twelve Mile Road, Southfield, Michigan	Leased
1393 Wheaton St., Suite 100, Troy, Michigan	Leased
First Place Insurance Agency, Ltd.
1275 Boardman-Poland Road, Boardman, Ohio	Owned(b)
8228 East Market Street, Warren, Ohio	Leased
2650 Elm Road, Warren, Ohio	Leased
Title Works Agency, LLC
1275 Boardman-Poland Road, Boardman, Ohio	Owned(b)
8228 East Market Street, Warren, Ohio	Leased

(a)	Properties are locations with only drive-up services.
(b)	Properties are owned by First Place Holdings, Inc. and leased to the respective affiliated entities listed above.
(c)	Properties are leased satellite locations.
(d)	On July 9, 2010, we sold our Hicksville retail location.

Item 3.

Legal Proceedings

From time to time, we are involved either as a plaintiff or defendant in various legal proceedings that arise during the normal course of business. Currently, we are not involved in any material legal proceedings, the outcome of which would have a material impact on the Company’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of August 31, 2010, there were 16,974,056 common shares outstanding held by approximately 6,800 shareholders of record.

Market Prices and Dividends Declared and Stock Performance Graph

The sections entitled Market Prices and Dividends Declared and Stock Performance Graph presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference.

Item 6.

Selected Financial Data

The Selected Financial Data and Selected Financial Ratios and Measures presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations are incorporated herein by reference.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

TABLE 1. SELECTED FINANCIAL DATA

June 30, (In thousands)	2010	2009	2008	2007	2006
Financial Condition:
Total assets	$3,152,639	$3,404,467	$3,341,046	$3,226,213	$3,113,210
Loans, net	2,289,142	2,428,864	2,620,561	2,481,841	2,328,465
Loans held for sale	233,927	376,406	72,341	96,163	154,799
Allowance for loan losses	45,675	39,580	28,216	25,851	22,319
Nonperforming assets	131,813	140,018	74,417	40,678	20,695
Securities	249,542	276,600	284,433	285,242	302,994
Deposits	2,470,091	2,435,601	2,369,092	2,240,696	2,060,747
Short-term borrowings	35,742	323,458	197,100	226,633	384,187
Long-term debt	378,577	335,159	424,374	366,530	325,589
Total shareholders’ equity	252,471	281,479	318,967	326,187	311,574

Years ended June 30, (In thousands)	2010	2009	2008	2007	2006
Results of Operations:
Interest income	$157,198	$171,888	$189,672	$186,464	$149,053
Interest expense	49,357	82,294	102,046	99,459	70,639
Net interest income	107,841	89,594	87,626	87,005	78,414
Provision for loan losses	86,600	42,984	16,467	7,391	5,875
Net interest income after provision for loan losses	21,241	46,610	71,159	79,614	72,539
Noninterest income(a)(b)	49,393	22,536	26,965	32,288	28,985
Noninterest expense(c)	109,667	191,959	84,065	74,196	68,150
Income (loss) before income tax expense (benefit)	(39,033)	(122,813)	14,059	37,706	33,374
Income tax expense (benefit)	(7,824)	(12,379)	3,269	12,082	10,330
Net income (loss)	(31,209)	(110,434)	10,790	25,624	23,044
Preferred stock dividends and discount accretion	4,368	1,297	—	—	—
Income (loss) attributable to common shareholders	$(35,577)	$(111,731)	$10,790	$25,624	$23,044

(a)	For the year ended June 30, 2009, noninterest income included charges of $13.4 million for valuation adjustments on securities.
(b)	For the year ended June 30, 2008, noninterest income included charges of $8.6 million for valuation adjustments on securities.
(c)	For the year ended June 30, 2009, noninterest expense included a charge of $93.7 million for goodwill impairment.

TABLE 2. SELECTED FINANCIAL RATIOS AND MEASURES

As of or for the years ended June 30,	2010	2009	2008	2007	2006
Performance Ratios(a):
Return on average assets	(0.97)%	(3.31)%	0.33%	0.83%	0.88%
Return on average equity	(11.45)	(38.62)	3.40	7.92	9.32
Return on average tangible assets(b)	(0.97)	(3.37)	0.34	0.86	0.91
Return on average tangible equity(b)	(11.89)	(48.76)	5.13	11.71	12.96
Efficiency ratio	69.13	168.89	72.39	61.45	62.88
Average interest-earning assets to average interest-bearing liabilities	113.11	111.46	112.44	114.67	115.28
Noninterest expense to average assets	3.41	5.76	2.59	2.41	2.61
Yields/Rates:
Yield on interest-earning assets	5.25%	5.59%	6.41%	6.61%	6.21%
Cost of interest-bearing liabilities	1.85	2.96	3.85	4.01	3.37
Interest rate spread	3.40	2.63	2.56	2.60	2.84
Net interest margin, fully taxable equivalent	3.61	2.94	2.99	3.11	3.29
Capital Ratios:
Total equity to total assets	8.01%	8.27%	9.55%	10.11%	10.01%
Average equity to average assets	8.47	8.57	9.77	10.50	9.52
Tangible total equity to tangible assets(b)	7.75	7.96	6.55	6.99	6.85
Tangible common equity to tangible assets(b)	5.53	5.92	6.55	6.99	6.85
Tier 1 risk-based capital (First Place Bank)(c)	11.50	11.23	10.45	9.34	10.18
Total risk-based capital (First Place Bank)(c)	12.75	12.37	11.47	10.42	11.16
Per Common Share Data(a):
Basic income (loss)	$(2.14)	$(6.75)	$0.67	$1.51	$1.58
Diluted income (loss)	(2.14)	(6.75)	0.67	1.49	1.55
Dividends declared	0.01	0.19	0.665	0.605	0.56
Common dividend payout ratio	N/A	N/A	99.25	40.60	36.13
Book value	10.76	12.51	18.79	18.92	17.87
Tangible book value	10.24	11.83	12.48	12.64	11.83
Period-end market value	3.00	3.11	9.40	21.12	23.01
Asset Quality Ratios:
Nonperforming loans to total loans	4.20%	4.18%	1.91%	1.35%	0.71%
Nonperforming assets to total assets	4.18	4.11	2.23	1.26	0.66
Allowance for loan losses to total loans	1.96	1.60	1.07	1.03	0.95
Allowance for loan losses to nonperforming loans	46.55	38.34	55.63	76.12	133.08
Net charge-offs to average loans	3.34	1.22	0.56	0.16	0.12

(a)	For the year ended June 30, 2009, performance ratios and per common share data include charges of $93.7 million for goodwill impairment and $13.4 million for valuation adjustments on securities. For the year ended June 30, 2008, performance ratios and per common share data include a charge of $8.6 million for valuation adjustments on securities.
(b)	See Table 12. GAAP to Non-GAAP Reconciliations.
(c)	Tier 1 risk-based capital and total risk-based capital ratios as of June 30, 2008, are the combined ratios for First Place Bank and Ohio Central Savings Bank, which merged with First Place Bank in July 2008. Capital ratios as of June 30, 2006, are the combined ratios for First Place Bank and The Northern Savings & Loan Company, which merged with First Place Bank in July 2006. For other periods, tier 1 risk-based capital and total risk-based capital ratios are for First Place Bank.

Introduction

Management’s discussion and analysis generally reviews our consolidated financial condition and results of operations for each of the past three years. This review should be read in conjunction with the consolidated financial statements and footnotes.

Throughout this discussion references to “First Place,” “we,” “our,” “us,” “the Company” and similar terms refer to the consolidated entity consisting of First Place Financial Corp. and its subsidiaries. First Place Financial Corp. refers solely to the parent holding company, and “the Bank” refers to First Place Financial Corp.’s subsidiary, First Place Bank. Additionally, our discussion contains commonly used acronyms and abbreviations. A comprehensive list of the acronyms and abbreviations used throughout this report is included in Note 1 (“Significant Accounting Policies”) in the Notes to Consolidated Financial Statements.

Company History

First Place Financial Corp. was formed as a thrift holding company as a result of the conversion of First Place Bank, formerly known as First Federal Savings and Loan Association of Warren, from a federally chartered mutual savings and loan association to a federally chartered stock savings association in December 1998. First Federal Savings and Loan Association of Warren opened for business in 1922. At the time of the conversion, we had total assets of $610 million. As of June 30, 2010, we had $3.153 billion in total assets.

On June 27, 2006, we acquired The Northern Savings & Loan Company of Elyria, Ohio (“Northern”) and converted it from an Ohio chartered stock savings association to a federally chartered stock savings association. Northern opened for business in 1920. At the time of the merger, Northern had total assets of $360 million. On July 25, 2006, the Company’s two federally chartered savings association subsidiaries, Northern and First Place Bank, merged into a single federal savings association with the name First Place Bank.

On April 27, 2007, the Bank acquired seven retail banking offices in the greater Flint, Michigan area from Republic Bancorp, Inc. and Citizens Banking Corporation. The Bank assumed $200 million in deposits, and received $29 million in consumer loans and fixed assets, and $164 million in cash.

On October 31, 2007, we acquired Hicksville Building, Loan and Savings Bank of Hicksville, Ohio (“HBLS Bank”). As of the acquisition date, HBLS Bank had total assets of $53 million (including $33 million in loans), $40 million in deposits and $9 million in long-term debt. On November 26, 2007, the Company’s two federally chartered savings association subsidiaries, HBLS Bank and First Place Bank, merged into a single federal savings association with the name First Place Bank. On July 9, 2010, we sold our Hicksville branch.

On June 30, 2008, we acquired OC Financial, Inc. of Dublin, Ohio (“OC Financial”), the holding company for Ohio Central Savings (“OC Bank”). As of June 30, 2008, OC Financial had total assets of $68 million (including $42 million in loans), $44 million in deposits and $10 million in long-term debt. On July 11, 2008, the Company’s two federally chartered savings association subsidiaries, OC Bank and First Place Bank, merged into a single federal savings association with the name First Place Bank.

For additional information on acquisitions and divestitures, see Note 2 (“Acquisitions and Divestitures”) in the Notes to Consolidated Financial Statements.

Business Overview

We are a community-oriented financial institution engaged primarily in gathering deposits to originate one- to four-family residential mortgage, commercial and consumer loans. We currently operate 43 retail locations, 2 business financial service centers and 20 loan production offices through our principal subsidiary, First Place Bank. These offices are located in Ohio, Michigan, Indiana and Maryland with a concentration of banking offices in Northeast Ohio and Southeast Michigan. We are currently the second largest publicly traded thrift institution in Ohio. In addition to the customary banking services of accepting deposits and making loans, we offer title insurance, investment brokerage, wealth management and general insurance services.

Since our initial public offering of common stock in 1998, we have expanded our asset base and product offerings in order to increase both fee income and net income. Growth has been achieved by increasing market share in current markets, expanding into new markets in the Midwest by opening de novo loan production and retail banking offices, and through acquisitions. We evaluate acquisition targets based on the economic viability of the markets they are in, the degree to which they can be efficiently integrated into our current operations and the degree to which they are accretive to capital and earnings.

We seek to provide a return to our shareholders through dividends and appreciation by taking on various levels of credit risk, interest rate risk, liquidity risk and capital risk in order to achieve profits. The goal of achieving high levels of profitability on a consistent basis is balanced with acceptable levels of risk in each area. We monitor a number of financial measures to assess profitability and various types of risk. Those measures include, but are not limited to, diluted income (loss) per common share, return on average assets, return on average equity, efficiency ratio, net interest margin, noninterest expense to average assets, loans to deposits, equity to assets, tangible equity to tangible assets, tangible common equity to tangible assets, nonperforming loans to total loans, nonperforming assets to total assets, allowance for loan losses to total loans, allowance for loan losses to nonperforming loans and net portfolio value.

Forward-Looking Statements

When used in this Annual Report, in future filings with the SEC, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “ are expect to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe,” “should,” “may,” “will,” “plan,” or variations of such terms or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the market areas we conduct business, which could materially impact credit quality trends; changes in laws, regulations or policies of regulatory agencies; fluctuations in interest rates; demand for loans in the market areas we conduct business; and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We undertake no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

Assets totaled $3.153 billion at June 30, 2010, representing a decrease of $251 million, or 7.4%, from $3.404 billion at June 30, 2009. The reduction is due primarily to decreases of $142 million in loans held for sale, $134 million in portfolio loans and $27 million in securities available for sale, partially offset by an increase of $54 million in interest-bearing deposits in other banks. During the same period, total liabilities decreased by $223 million to $2.900 billion, due primarily to a decrease of $288 million in short-term borrowings, partially offset by increases of $43 million in long-term debt and $34 million in deposits. Total equity was $252 million at June 30, 2010, representing a decrease of $29 million, primarily due to our net loss of $31 million for fiscal 2010.

Table 3 presents certain components of the balance sheet and selected financial ratios that are indicative of our financial condition at June 30, 2010 and 2009.

TABLE 3. FINANCIAL CONDITION

June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Balance Sheet Components:
Securities	$249,542	$276,600	$(27,058)	(9.8)%
Loans held for sale, at fair value	233,927	376,406	(142,479)	(37.9)
Loans	2,334,817	2,468,444	(133,627)	(5.4)
Assets	3,152,639	3,404,467	(251,828)	(7.4)
Deposits	2,470,091	2,435,601	34,490	1.4
Short-term borrowings	35,742	323,458	(287,716)	(89.0)
Long-term debt	378,577	335,159	43,418	13.0
Equity	252,471	281,479	(29,008)	(10.3)
Selected Financial Ratios:
Loans to deposits	94.52%	101.35%
Total equity to total assets	8.01	8.27
Tangible total equity to tangible assets	7.75	7.96
Tangible common equity to tangible assets	5.53	5.92
Nonperforming loans to total loans	4.20	4.18
Nonperforming assets to total assets	4.18	4.11
Allowance for loan losses to total loans	1.96	1.60
Allowance for loan losses to nonperforming loans	46.55	38.34

Securities:  Our securities decreased $27 million to $250 million at June 30, 2010, from $277 million at June 30, 2009. The decrease resulted from sales and redemptions of $16 million, proceeds from maturities and calls of $13 million and principal paydowns of $52 million. These items were partially offset by purchases of $46 million and a $8 million increase in fair value.

Significant reductions in securities are not likely as we intend to maintain a reasonable level of securities to provide adequate liquidity and in order to have securities available to pledge to secure public deposits, repurchase agreements and other types of transactions. Fluctuations in the fair value of our securities relate primarily to changes in interest rates.

Loans Held for Sale:  We engage in mortgage banking as part of an overall strategy to deliver loan products to customers. As a result, we sell most fixed-rate residential loans and a portion of our adjustable-rate residential loans originated. During fiscal 2010, we originated $1.889 billion in one-to four-family residential loans through our retail and wholesale mortgage banking operations and sold $1.911 billion. This compares to originations of $1.910 billion and sales of $1.568 billion in fiscal 2009. We were able to increase sales activity during fiscal 2010 as a result of continued favorable long-term interest rates.

Loans held for sale totaled $234 million at June 30, 2010, representing a decrease of $142 million, or 37.9%, from $376 million at June 30, 2009. The decrease was due primarily to a higher volume of refinanced loans during the fourth quarter of fiscal 2009, compared to the same period in fiscal 2010.

Loans:  The loan portfolio totaled $2.335 billion at June 30, 2010, representing a decrease of $133 million, or 5.4%, from $2.468 billion at June 30, 2009. The reduction was due to decreases of $67 million, or 7.9%, in residential real estate loans, $35 million, or 2.8%, in commercial loans and $31 million, or 8.4%, in consumer loans. The decrease in all loan categories was the result of deteriorating economic conditions, the tightening of credit underwriting standards and charge-offs. At June 30, 2010, commercial loans accounted for 51.8% of the loan portfolio, residential real estate loans for 33.6% and consumer loans for 14.6%. At June 30, 2009, commercial loans accounted for 50.4% of the loan portfolio, residential real estate loans for 34.5% and consumer loans for 15.1%. We anticipate that the volume of the loan portfolio will remain level or increase slightly during fiscal 2011 and that the mix of the loan portfolio will remain relatively unchanged from the mix at June 30, 2010.

Delinquent Loans:  Delinquent loans are comprised of loans past due 30 to 89 days and loans on nonaccrual status. Table 4 shows the composition of our delinquent loans at June 30, 2010 and 2009, and the extent to which delinquent loan components changed over the past 12 months.

TABLE 4. DELINQUENT LOANS

June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Loans Past Due 30 – 89 Days:
Residential real estate	$22,321	$29,086	$(6,765)	(23.3)%
Commercial	7,244	15,226	(7,982)	(52.4)
Consumer	6,677	4,559	2,118	46.5
Total loans past due 30 – 89 days	36,242	48,871	(12,629)	(25.8)
Nonaccrual Loans:
Residential real estate	52,406	48,999	3,407	7.0
Commercial	31,489	35,756	(4,267)	(11.9)
Consumer	8,972	13,998	(5,026)	(35.9)
Total nonaccrual loans	92,867	98,753	(5,886)	(6.0)
Total delinquent loans	$129,109	$147,624	$(18,515)	(12.5)
Delinquent loans to total loans	5.53%	5.98%

The decrease in delinquent loans during fiscal 2010 was due primarily to higher charge-offs and a decrease in the level of new delinquent loans. Our delinquent loans have decreased for three consecutive quarters and at June 30, 2010, were at their lowest level since March 31, 2009.

Nonperforming Assets:  Nonperforming assets consist of nonperforming loans and real estate owned. Table 5 shows the composition of our nonperforming assets, the allowance for loan losses, selected asset quality ratios and the extent to which nonperforming assets and the allowance changed over the past 12 months.

TABLE 5. NONPERFORMING ASSETS

June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Nonperforming Assets:
Nonaccrual loans	$92,867	$98,753	$(5,886)	(6.0)%
Troubled debt restructurings performing less than six months	5,253	4,475	778	17.4
Total nonperforming loans	98,120	103,228	(5,108)	(4.9)
Real estate owned	33,693	36,790	(3,097)	(8.4)
Total nonperforming assets	$131,813	$140,018	$(8,205)	(5.9)
Allowance for loan losses	$45,675	$39,580	$6,095	15.4
Selected Asset Quality Ratios:
Nonperforming loans to total loans	4.20%	4.18%
Nonperforming assets to total assets	4.18	4.11
Allowance for loan losses to total loans	1.96	1.60
Allowance for loan losses to nonperforming loans	46.55	38.34
Net charge-offs to average loans	3.34	1.22

The $5 million decrease in nonperforming loans during fiscal 2010 was composed of decreases of $5 million in consumer loans and $4 million in commercial loans, partially offset by increases of $3 million in residential real estate loans, and $1 million in troubled debt restructurings performing less than six months. The decrease in nonperforming loans resulted from our efforts to resolve problem assets as rapidly as possible, along with a decrease in the level of new nonperforming loans.

At the end of fiscal 2009, we disclosed the possibility of incurring a loss on a $7 million lending relationship involving fraudulent collateral. The outstanding balance, which had been included in nonperforming loans, has been resolved through a combination of a $5 million recovery on an insurance policy and a charge-off. No further losses on that lending relationship are anticipated.

Of the total nonperforming loans at June 30, 2010, 95% were secured by real estate. Real estate loans are generally well secured. If these loans were to default, the majority of the loan balance, net of any charge-offs, would usually be recovered by liquidating the real estate.

The types of activity that caused the change in nonperforming loans during fiscal 2010 are summarized in Table 6.

TABLE 6. NONPERFORMING LOANS

June 30, (In thousands)		2010 Quarters
	2010	Fourth	Third	Second	First
Balance at beginning of period	$103,228	$111,819	$138,042	$126,740	$103,228
New nonperforming loans	151,951	32,132	30,308	41,365	48,146
Loans charged-off	(60,240)	(17,131)	(26,889)	(8,949)	(7,271)
Nonperforming loans otherwise resolved	(96,819)	(28,700)	(29,642)	(21,114)	(17,363)
Balance at end of period	$98,120	$98,120	$111,819	$138,042	$126,740

Troubled Debt Restructurings:  In the normal course of business, we work closely with borrowers in various stages of delinquency to understand their financial difficulties, identify viable solutions and minimize the potential for loss. In that regard, we have modified the terms of select loans to maximize their collectability. These modified loans, which are shown in Table 7, are considered troubled debt restructurings under current accounting guidance. Troubled debt restructurings on nonaccrual status and troubled debt restructurings performing less than six months are classified as nonperforming loans. In the recent recessionary economy, these restructurings have become more prevalent. As shown in the table, the increase in troubled debt restructurings that occurred over the past 12 months is attributable largely to performing troubled debt restructurings (i.e., loans that have been in compliance with their modified terms for at least six, but less than 12 months). Loans in this category that have been restructured at a market rate of interest are no longer classified as troubled debt restructurings once they have been in compliance with their modified terms for a period of at least 12 months.

TABLE 7. TROUBLED DEBT RESTRUCTURINGS

June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Troubled debt restructurings on nonaccrual status	$5,015	$6,051	$(1,036)	(17.1)%
Troubled debt restructurings performing less than six months	5,253	4,475	778	17.4
Performing troubled debt restructurings(a)	7,310	1,300	6,010	462.3
Total troubled debt restructurings	$17,578	$11,826	$5,752	48.6

(a)	Performing troubled debt restructurings are loans that have been in compliance with their modified terms for a period of at least six, but less than twelve months.

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable losses in the loan portfolio as of the balance sheet date. All lending activity contains inherent risk of loss; however, we have not originated or purchased a material amount of high risk products such as subprime loans. We establish the level of the allowance based on: probable loss exposure on impaired loans; the amount and composition of classified loans; the level and mix of nonclassified loans; historic loss rates and loss given default ratios, and other asset quality trends in the portfolio. The allowance consists of four specific components: (i) a specific allowance allocated to loans subject to individual analysis, (ii) an allowance allocated to classified loans not otherwise subject to individual analysis, (iii) an allowance allocated to nonclassified loans, and (iv) an unallocated balance. Homogeneous loans, such as residential real estate and consumer loans, are individually evaluated for loss potential when they become 180 days delinquent. Any loan balance in excess of the underlying collateral value, less cost to sell the collateral, is charged off against the allowance for loan losses. Loans may be charged off at an earlier date if the collection of principal and interest is considered doubtful. Commercial loans are individually evaluated for charge off based on delinquency and classification status.

Classified commercial and commercial real estate loans with balances of at least $1 million are individually evaluated for impairment. Loan classifications are those used by the banking regulators and in order of increasing deterioration consist of Other Assets Especially Mentioned, Substandard, Doubtful, and Loss. In conducting this evaluation, we measure the probable loss based on: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent.

Classified loans with balances of less than $1 million are segregated into 12 loan pools with similar risk characteristics (e.g., one- to four-family residential real estate, construction, home equity, etc.). An historic, weighted-average loss given default rate is developed for each pool. More recent weighted-average loss given default rate experience is given the greatest weight. A percentage of each pool’s weighted-average loss given default rate is used to establish an allowance based on our estimate of the probability of loss in each level of classification.

For nonclassified loans, a historic net charge-off factor is applied to the loans in each of the 12 loan pools.

The remaining unallocated allowance relates to other potential risks inherent in the loan portfolio. We determine this component using judgment about qualitative issues, while the other three components of the allowance capture those risks that lend themselves to quantitative analysis.

In an effort to limit our exposure to real estate related losses, we performed multiple reviews of credit scores on existing home equity lines over the past year. In instances where the score had fallen below a satisfactory level, caps were placed on the lines or the lines were frozen in order to limit our credit risk exposure.

Based on the extent of the variables and underlying assumptions involved in estimating losses inherent in the loan portfolio, we consider our policy applied in determining the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses was $46 million at June 30, 2010, up from $40 million at June 30, 2009. Net charge-offs for fiscal year 2010 were $81 million, representing an increase of $49 million from net charge-offs of $32 million for fiscal year 2009. Approximately $14 million of the increase in net charge-offs is attributable to aggressive actions taken to revalue delinquent loans secured by one- to four-family residential properties. Net charge-offs to average loans increased to 3.34% for fiscal year 2010, from 1.22% for fiscal year 2009. For other selected asset quality ratios pertaining to the allowance for loan losses, nonperforming loans and nonperforming assets, see Table 5.

Real Estate Owned:  At June 30, 2010, real estate owned consisted of 247 repossessed properties with a net carrying amount of $34 million, down from $37 million at June 30, 2009. The types of activity that caused the change in real estate owned during fiscal 2010 are summarized in the following table.

TABLE 8. REAL ESTATE OWNED

June 30, (In thousands)		2010 Quarters
	2010	Fourth	Third	Second	First
Balance at beginning of period	$36,790	$36,239	$30,726	$33,123	$36,790
Properties acquired	32,625	7,059	13,323	6,135	6,108
Valuation adjustments	(7,726)	(4,589)	(1,022)	(1,412)	(703)
Properties sold	(27,996)	(5,016)	(6,788)	(7,120)	(9,072)
Balance at end of period	$33,693	$33,693	$36,239	$30,726	$33,123

Real Estate Held for Investment:  Selected properties obtained through foreclosure or by deed in lieu of foreclosure are transferred to real estate held for investment, due primarily to their ability to generate cash flow from rent receipts. At June 30, 2010, real estate held for investment consisted of 25 repossessed properties with a net carrying amount of $5 million, down from $7 million at June 30, 2009. The decrease was due to the sale of two properties.

Deposits:  Total deposits were $2.470 billion at June 30, 2010, representing an increase of $34 million, or 1.4%, from $2.436 billion at June 30, 2009. A $106 million increase in wholesale deposits was partially offset by decreases of $33 million in retail deposits and $38 million in brokered deposits.

The growth in wholesale deposits was due to increases of $86 million in public funds obtained through our participation in a national referral program and $20 million in public funds obtained from the State of Ohio. Our participation in the national referral program generated $43 million in interest-bearing checking accounts and $43 million in certificates of deposit.

The reduction in retail deposits reflected a decrease of $198 million in certificates of deposit, including $18 million in public funds, partially offset by an increase of $165 million in checking and savings accounts. The reduction in retail certificates of deposit, our largest deposit category, is due in part to our efforts to improve our funding mix by placing less reliance on these higher costing deposits and focusing on generating higher levels of core checking and savings accounts. At June 30, 2010, certificates of deposit represented 46.9% of total deposits, down from 54.7% one year ago.

Brokered deposits totaled $160 million at June 30, 2010, down from $198 million at June 30, 2009. The decline in brokered deposits was due primarily to a decrease of $27 million in funds obtained through our participation in the Certificate of Deposit Account Registry Service (“CDARS”) program. The CDARS program involves a network of financial institutions that exchange funds among members in order to ensure FDIC insurance coverage on customer deposits above the single institution limit. Using a sophisticated matching system, funds are exchanged on a dollar-for-dollar basis, so that the equivalent of an original deposit comes back to the originating institution.

We consider brokered deposits to be an element of a diversified funding strategy. As an alternative to borrowings, we regularly compare interest rates to determine the most economical source of funding. We anticipate that we will continue to consider using brokered funds as a source of short-term liquidity, but not as the primary source of funding to support growth. Currently, the OTS, our primary regulator, has limited our brokered deposits to approximately $231 million.

Short-Term Borrowings and Long-Term Debt:  During fiscal 2010, short-term borrowings decreased by $288 million to $36 million at June 30, 2010. Decreases in loans held for sale and the loan portfolio reduced the need for short-term funding. Long-term debt increased by $43 million to $378 million at June 30, 2010, from $335 million at June 30, 2009. The increase in long-term debt was attributable to new borrowings of $50 million, partially offset by a $6 million reclassification from long-term debt to short-term borrowings. The $50 million in new long-term debt reflects the favorable interest rate environment. The new debt includes fixed-rate advances from the FHLB with original maturities of 38 months to 60 months at rates in the range of 1.71% to 2.69%, with a weighted-average rate of 2.18%. Included in long-term debt throughout the year were $62 million of junior subordinated debentures.

During fiscal 2010, we established a $10 million line of credit with a commercial bank, all of which was available at June 30, 2010. Borrowings under the line of credit are unsecured and the interest rate is variable based on the lending bank’s federal funds rate.

We use short-term borrowings and long-term debt as part of our liquidity management, cash flow, and asset/liability management, in conjunction with a diversified funding strategy. Short-term borrowings and long-term debt serve as alternatives to raising cash through deposit growth and are used when they provide a more favorable option based on interest rate, maturity or volume. Currently, First Place Financial Corp. may not incur additional debt without the prior written approval of the OTS. For additional information on short-term borrowings and long-term debt, see Note 12 (“Short-Term Borrowings and Long-Term Debt”) in the Notes to Consolidated Financial Statements and the discussion under the heading “Liquidity and cash flows.”

Capital Resources:  During fiscal 2010, total shareholders’ equity decreased by $29 million to $252 million at June 30, 2010, from $281 million at June 30, 2009. This decrease was due primarily to the net loss of $31 million for fiscal 2010 and cash dividends of $4 million paid on our preferred stock, offset in part by an increase of $5 million in accumulated other comprehensive income.

As a result of the issuance of the preferred stock and common stock warrant to the U.S. Treasury in 2009, the ability to declare or pay dividends on our common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A preferred shares. Our ability to pay dividends on common shares is further limited by restrictions of the OTS described under the heading “Liquidity and Cash Flows.” In addition, our ability to repurchase common shares is subject to the written approval of the U.S. Treasury and the OTS, provided there are no payments in arrears on the Series A preferred share dividends. For more information on our participation in CPP, see Note 17 (“Participation in the U.S. Department of the Treasury’s Troubled Asset Relief Program”) in the Notes to Consolidated Financial Statements.

We have historically paid cash dividends on our common shares. However, in the second quarter of fiscal 2010, our Board of Directors elected to suspend the Company’s quarterly dividend. As a result of the Board’s decision, our annual dividend per common share decreased to $0.01 in 2010 from $0.19 in 2009. The Board and management believe this action is prudent and proactive given the near-term challenges in today’s economic environment. This decision was based on our financial performance, our perception of the need to maintain a strong capital position to weather the economic instability and our desire to build capital to retire our preferred stock when beneficial to our shareholders. As shown in Table 9 and discussed below, our capital ratios remain strong.

The OTS regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. At June 30, 2010, the Bank’s capital levels exceeded the levels required to be well capitalized. A comparison of the Bank’s actual capital ratios to the ratios required to be well-capitalized under OTS regulations at June 30, 2010 and 2009, is presented in Table 9.

TABLE 9. SELECTED CAPITAL RATIOS (FIRST PLACE BANK)

June 30,	Actual Ratio 2010	Actual Ratio 2009	Ratios Required to Qualify as Well-capitalized
Total capital (to risk-weighted assets)	12.75%	12.37%	10.00%
Tier 1 capital less deductions (to risk-weighted assets)	11.50	11.23	6.00
Tier 1 capital (to adjusted total assets)	8.44	8.16	5.00

On November 5, 2008, our shareholders approved an amendment to our Restated Certificate of Incorporation, as Amended, to increase the number of authorized shares of common stock from 33,000,000 to 53,000,000. On February 6, 2009, we filed our Amended and Restated Certificate of Incorporation with the State of Delaware.

Contractual Obligations and Off-Balance-Sheet Arrangements

Contractual Obligations:  We use a variety of funding sources to finance our earning assets and other activities. The related contractual obligations have various terms and maturities that may require the outlay of cash in the future. We also enter into contracts such as lease obligations or purchase obligations that commit us to make future payments for the acquisition of goods or services needed in the normal course of business. Table 10 summarizes our contractual obligations as of June 30, 2010, by type and by payment date. The amounts shown represent the amounts contractually due and do not include interest, premiums, discounts or other similar adjustments. Additional information on the terms of these obligations can be found in the notes to the consolidated financial statements referred to in the table.

TABLE 10. CONTRACTUAL OBLIGATIONS

June 30, 2010 (In thousands)	Financial Statement Footnote Reference	One year or less	More than One Year to Three Years	More than Three Years to Five Years	More than Five Years	Total
Funding Obligations:
Deposits without a stated maturity		$1,311,030	$—	$—	$—	$1,311,030
Certificates of deposit	11	822,866	319,092	16,859	244	1,159,061
Short-term borrowings	12	35,742	—	—	—	35,742
Long-term debt	12	—	30,388	97,236	250,953	378,577
Total funding obligations		2,169,638	349,480	114,095	251,197	2,884,410
Other Obligations:
Operating lease obligations	8	2,449	3,796	2,600	8,896	17,741
Purchase obligations		3,776	326	—	—	4,102
Total other obligations		6,225	4,122	2,600	8,896	21,843
Total contractual obligations		$2,175,863	$353,602	$116,695	$260,093	$2,906,253

Purchase obligations listed above include commitments to purchase retail office facilities and equipment, along with long-term commitments for licenses and maintenance agreements.

Off-Balance-Sheet Arrangements:  In the normal course of business, we enter into arrangements that are not included on the statement of financial condition. These arrangements include commitments to make loans, commitments to sell loans, guarantees under letters of credit, interests in securities or derivatives used to hedge the value of loans held for sale and the use of wholly-owned unconsolidated special purpose entities that act as trusts to facilitate the sale of debt securities to the public.

As a lending institution, we make commitments to lend money in order to serve the needs of our customers. At June 30, 2010, we had commitments to make loans totaling $406 million. These commitments are similar in form, terms and underwriting criteria to loans previously originated. Therefore, they do not present credit risks that are different from the credit risks in the existing loan portfolio. To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet closed and that we intend to sell in the secondary markets, we may enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit our exposure to potential movements in market interest rates. We monitor our interest rate risk position daily to maintain coverage ranging from 40% to 100% of our loan commitments, depending on the status of the loan commitments as they progress from application to sale. At June 30, 2010, we had commitments to sell $72 million in mortgage loans and $312 million in mortgage-backed securities. In addition, we had funding obligations represented by $259 million in unused lines of credit and letters of credit, and $86 million in construction loan funds approved that the borrower has not yet drawn upon.

As of June 30, 2010, we sponsored three affiliated trusts that issued $60 million of Guaranteed Capital Trust Certificates. In connection with these transactions, we issued $62 million of Junior Subordinated Deferrable Interest Debentures to the affiliated trusts. The securities issued by the affiliated trusts are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Debentures. We have entered into an agreement that fully and unconditionally guarantees the securities subject to the terms of the guarantee.

For additional information on Contractual Obligations and Off-Balance-Sheet Arrangements, see Note 1 (“Summary of Significant Accounting Policies”), Note 12 (“Short-Term Borrowings and Long-Term Debt”) and Note 18 (“Commitments, Contingencies and Guarantees”) in the Notes to Consolidated Financial Statements.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2010 and 2009

Table 11 presents our results of operations and selected financial ratios for the fiscal years 2010 and 2009.

TABLE 11. RESULTS OF OPERATIONS

Years ended June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Results of Operations:
Net loss	$(31,209)	$(110,434)	$79,225	71.74%
Loss attributable to common shareholders	(35,577)	(111,731)	76,154	68.16
Loss per common share	(2.14)	(6.75)	4.61	N/M
Selected Financial Ratios:
Return on average assets	(0.97)%	(3.31)%
Return on average equity	(11.45)	(38.62)
Return on average tangible assets(a)	(0.97)	(3.37)
Return on average tangible equity(a)	(11.89)	(48.76)
Efficiency ratio	69.13	168.89
Noninterest expense to average assets	3.41	5.76

(a)	See Table 12. GAAP to Non-GAAP Reconciliations.

Summary:  For the fiscal year ended June 30, 2010, we recorded a net loss of $31.2 million, compared with a net loss of $110.4 million for the fiscal year ended June 30, 2009. Results for the prior year include $93.7 million of goodwill impairment. Other factors contributing to the year-over-year change include a $43.6 million increase in the provision for loan losses, an $11.4 million increase in noninterest expense (excluding goodwill impairment), and a $4.6 million reduction in income tax benefits. These items were partially offset by increases of $26.9 million in noninterest income and $18.2 million in net interest income. The growth in noninterest income was due primarily to aggregate charges of $12.3 million recorded in fiscal 2009 for declines in the fair values of Fannie Mae preferred stock, which we have since sold, and a mortgage-backed securities mutual fund. Also contributing to the improvement were increases of $6.2 million in mortgage banking gains and $4.1 million in loan servicing income. The increase in net interest income was due to a reduction of $32.9 million in interest expense, partially offset by a decline of $14.7 million in interest income.

After deducting preferred stock dividends and discount accretion of $4.3 million from the net loss of $31.2 million, the 2010 loss attributable to common shareholders was $35.6 million. On a per common share basis, the loss for the current fiscal year was $2.14, compared with a loss of $6.75 for the prior year. Return on average assets and return on average equity for the current fiscal year were (0.97%) and (11.45%), respectively, compared with (3.31%) and (38.62%), respectively, for the fiscal year ended June 30, 2009.

Core Results:  Core results, a supplementary financial measure computed using methods other than GAAP, exclude certain unusual or nonrecurring revenue or expense items. We believe that eliminating the effects of these items that are generally nonrecurring facilitates the analysis of financial results and trends by presenting them on a more comparable basis. For fiscal 2010, our core loss excludes merger, integration and restructuring charges of $0.2 million after tax. For the prior fiscal year, our core loss excludes goodwill impairment of $92.1 million after tax and merger, integration and restructuring charges of $0.7 million after tax. The core loss for the fiscal year ended June 30, 2010, was $31.0 million, compared with a core loss of $17.6 million for the fiscal year ended June 30, 2009. For additional information on core results, see the following section entitled GAAP to Non-GAAP Reconciliations.

GAAP to Non-GAAP Reconciliations:  Table 12 presents certain performance measures that exclude merger, integration and restructuring charges, and goodwill impairment (i.e., core performance measures). In addition, Table 12 shows computations of tangible equity, tangible assets and certain related ratios, all of which are considered to be non-GAAP financial measures. The tangible common equity to tangible assets ratio in particular has become a focus of some investors, and we believe this ratio may assist in analyzing our capital position. Table 12 also reconciles GAAP performance measures to the corresponding non-GAAP measures. Although these non-GAAP financial measures are frequently used by investors in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of results reported under GAAP. Because not all companies use identical calculations, the non-GAAP measures presented in the following table may not be comparable to those reported by other companies.

TABLE 12. GAAP to NON-GAAP RECONCILIATIONS

As of or for the years ended June 30, (Dollars in thousands, except per share data)	2010	2009	2008
Net Income (Loss):
Net income (loss) (GAAP)	$(31,209)	$(110,434)	$10,790
Goodwill impairment, net of income taxes	—	92,139	—
Merger, integration and restructuring charges, net of income taxes	193	737	807
Core net income (loss) (non-GAAP)	(31,016)	(17,558)	11,597
Preferred stock dividends and discount accretion	4,368	1,297	—
Core net income (loss) attributable to common shareholders (non-GAAP)	$(35,384)	$(18,855)	$11,597
Basic income (loss) per common share (GAAP)	$(2.14)	$(6.75)	$0.67
Diluted income (loss) per common share (GAAP)	(2.14)	(6.75)	0.67
Core basic income (loss) per common share (non-GAAP)	(2.13)	(1.14)	0.72
Core diluted income (loss) per common share (non-GAAP)	(2.13)	(1.14)	0.72
Noninterest Expense/Efficiency Ratio:
Noninterest expense (GAAP)	$109,667	$191,959	$84,065
Goodwill impairment	—	(93,741)	—
Merger, integration and restructuring charges	(297)	(1,134)	(1,241)
Core noninterest expense (non-GAAP)	$109,370	$97,084	$82,824
Efficiency ratio(a)	69.13%	168.89%	72.39%
Core efficiency ratio(b)	68.94	85.42	71.32
Noninterest expense to average assets	3.41	5.76	2.59
Core noninterest expense to average assets	3.40	2.91	2.55
Tangible Equity and Tangible Assets (period end):
Total shareholders’ equity (GAAP)	$252,471	$281,479	$318,967
Less intangible assets	8,777	11,524	107,199
Tangible total equity (non-GAAP)	243,694	269,955	211,768
Less preferred stock	69,837	69,198	—
Tangible common equity (non-GAAP)	$173,857	$200,757	$211,768
Total assets (GAAP)	$3,152,639	$3,404,467	$3,341,046
Less intangible assets	8,777	11,524	107,199
Tangible total assets (non-GAAP)	$3,143,862	$3,392,943	$3,233,847
Tangible total equity to tangible assets	7.75%	7.96%	6.55%
Tangible common equity to tangible assets	5.53	5.92	6.55
Tangible book value per common share	$10.24	$11.83	$12.48
Tangible Equity and Tangible Assets (average):
Total shareholders’ equity (GAAP)	$272,626	$285,926	$316,934
Less intangible assets	10,084	59,436	106,689
Tangible total equity (non-GAAP)	262,542	226,490	210,245
Less preferred stock	69,495	20,082	—
Tangible common equity (non-GAAP)	$193,047	$206,408	$210,245
Total assets (GAAP)	$3,217,543	$3,334,601	$3,244,182
Less intangible assets	10,084	59,436	106,689
Tangible total assets (non-GAAP)	$3,207,459	$3,275,165	$3,137,493

(a)	Noninterest expense divided by the sum of fully taxable equivalent net interest income and noninterest income.
(b)	Core noninterest expense divided by the sum of fully taxable equivalent net interest income and noninterest income.

Interest Rates:  Significant portions of our operations, including net interest income, loan servicing income, mortgage banking gains, loan growth and deposit growth are significantly affected by changes in interest rates. A review of the extent to which interest rates changed during fiscal years 2010 and 2009 is helpful in understanding changes that have occurred in the levels of certain income components. Table 13 presents the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year Treasury bond rate, the target federal funds rate and the difference between the two rates.

TABLE 13. INTEREST RATES

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
June 30, 2008	3.99%	2.00%	1.99%
September 30, 2008	3.85	2.00	1.85
December 31, 2008	2.25	0.25	2.00
March 31, 2009	2.71	0.25	2.46
June 30, 2009	3.53	0.25	3.28
September 30, 2009	3.31	0.25	3.06
December 31, 2009	3.85	0.25	3.60
March 31, 2010	3.84	0.25	3.59
June 30, 2010	2.97	0.25	2.72

As shown in the above table, long-term rates, represented by the U.S. 10-year Treasury bond rate, declined by 102 basis points over the past two years, while short-term rates, represented by the target federal funds rate, declined by 175 basis points during the same period. The yield curve, as represented by the spread between the two rates, steepened through the second quarter of our 2010 fiscal year and flattened 88 basis points during the second half of fiscal 2010. Despite the flattening, the curve remains steep, allowing us to continue to benefit from an asset base that reprices further out the yield curve, while our liabilities reprice closer to movements in the federal funds rate.

Net Interest Income:  Tables 14 and 15 provide important information on factors impacting net interest income and should be reviewed in conjunction with this discussion. Interest income and the corresponding yields shown in Table 14 are presented on a fully taxable equivalent basis. Therefore, interest income will vary slightly from that presented on the statement of income.

Net interest income for the fiscal year ended June 30, 2010, totaled $107.8 million, representing an increase of $18.2 million, or 20.3%, from $89.6 million for the fiscal year ended June 30, 2009. The improvement reflects a 67 basis point increase in the net interest margin to 3.61% for fiscal 2010, from 2.94% for the prior year. The increase in the net interest margin was due primarily to our efforts to improve our funding mix by placing less reliance on higher costing certificates of deposit and focusing on generating higher levels of core checking and savings accounts. We also benefited from certificates of deposit originated in prior periods that continue to mature and reprice at current market rates, and a decline in higher costing borrowings.

The net interest margin has continued to be affected by the Federal Reserve’s response to the national credit crisis – the continued historically low, target federal funds rate that has ranged from zero to 25 basis points. With 88.4% of our interest-earning assets consisting of loans and the mix of loans in the portfolio changing to include a greater percentage of commercial loans, many of which have variable interest rates, during fiscal 2010 the yield on interest-earning assets declined by 34 basis points to 5.25%.

Interest income totaled $157.2 million for the fiscal year ended June 30, 2010, representing a decrease of $14.7 million, or 8.6%, from $171.9 million for the prior year. The decrease was due primarily to lower interest income on loans. The decline in interest income on loans was the result of lower yields, as loans originated in prior years were paid off and replaced by loans with lower current market rates, and a decrease of $60 million in average loans outstanding.

The Federal Reserve’s rate reductions also had an impact on the liability side of the statement of financial condition. Interest expense totaled $49.4 million for fiscal 2010, representing a decrease of $32.9 million, or 40.0%, from $82.3 million for fiscal 2009. The decline was due to decreases of $27.6 million in interest expense on deposits, $2.7 million in interest expense on short-term borrowings and $2.6 million in interest expense on long-term debt.

Interest expense on deposits decreased due to a 118 basis point reduction in the average cost of deposits and a decline of $67 million in average interest-bearing deposits outstanding for fiscal 2010. The decrease in the average cost of deposits was due to the continued low interest rates, influenced by government monetary policy, which resulted in certificates of deposit and nonmaturity deposit accounts repricing at much lower interest rates. The decrease in average interest-bearing deposits was due primarily to the reduction in certificates of deposit, our largest deposit category, as a result of our efforts to improve our funding mix by placing less reliance on higher costing certificates of deposit and focusing on generating higher levels of core checking and savings accounts.

During fiscal 2010, interest expense on short-term borrowings decreased due to a 152 basis point reduction in the average cost of short-term borrowings and a decline of $18 million in the average balance. Decreases in loans held for sale and the loan portfolio reduced the need for short-term funding. Interest expense on long-term debt decreased due to a 40 basis point reduction in the average cost and a decline of $27 million in the average balance. The decreases in the average cost and average balance of long-term debt were due primarily to the maturity of higher costing instruments.

Average Balances, Interest Rates and Yields:  Table 14 shows the various components of our balance sheet that affect interest income and expense, and their respective yields or rates over the past three fiscal years. This table also presents a reconciliation of fully taxable equivalent net interest income to net interest income reported in accordance with GAAP for each of those years.

TABLE 14. AVERAGE BALANCES, INTEREST AND YIELDS/RATES

Years ended June 30, (Dollars in thousands)	2010			2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans and loans held for sale(a)(c)	$2,672,405	$144,262	5.40%	$2,731,939	$156,853	5.74%	$2,669,016	$174,242	6.53%
Securities and interest-bearing deposits(a)(b)	315,655	12,737	4.04	335,840	14,866	4.43	280,488	14,942	5.33
Federal Home Loan Bank stock	35,067	1,612	4.60	36,107	1,699	4.71	33,913	2,025	5.97
Total interest-earning assets	3,023,127	158,611	5.25	3,103,886	173,418	5.59	2,983,417	191,209	6.41
Noninterest-earning assets:
Cash and due from banks	45,909			46,569			44,619
Allowance for loan losses	(53,483)			(35,742)			(27,610)
Other assets	201,990			219,888			243,756
Total assets	$3,217,543			$3,334,601			$3,244,182
Liabilities:
Interest-bearing liabilities:
Deposits:
Checking accounts	$220,273	423	0.19	$165,489	737	0.45	$154,339	814	0.53
Savings and money market deposit accounts	750,267	5,065	0.68	713,881	11,030	1.55	810,219	23,421	2.89
Certificates of deposit	1,212,311	26,209	2.16	1,370,961	47,528	3.47	1,093,153	49,848	4.56
Total deposits	2,182,851	31,697	1.45	2,250,331	59,295	2.63	2,057,711	74,083	3.60
Borrowings:
Short-term	134,442	2,993	2.23	152,330	5,694	3.75	129,157	5,335	4.13
Long-term	355,416	14,667	4.14	382,129	17,305	4.54	466,367	22,628	4.85
Total interest-bearing liabilities	2,672,709	49,357	1.85	2,784,790	82,294	2.96	2,653,235	102,046	3.85
Noninterest-bearing liabilities:
Noninterest-bearing checking accounts	254,342			235,781			231,921
Other liabilities	17,866			28,104			42,092
Total liabilities	2,944,917			3,048,675			2,927,248
Shareholders’ equity	272,626			285,926			316,934
Total liabilities and shareholders’ equity	$3,217,543			$3,334,601			$3,244,182

Fully taxable equivalent net interest income		109,254			91,124			89,163
Interest rate spread			3.40%			2.63%			2.56%
Net interest margin, fully taxable equivalent			3.61%			2.94%			2.99%
Average interest-earning assets to average interest-bearing liabilities			113.11%			111.46%			112.44%
Taxable equivalent adjustment		1,413			1,530			1,537
Net interest income		$107,841			$89,594			$87,626

(a)	Interest income and average yields have been adjusted to a fully taxable equivalent basis using the statutory federal income tax rate of 35%.
(b)	The average balance of securities is computed using the carrying amount, including unamortized discounts and premiums. In the calculation of average yield on securities, we use the historical amortized cost average balance for securities available for sale.
(c)	For purposes of these computations, nonaccrual loans are included in average loan balances.

Rate/Volume Analysis of Net Interest Income:  Table 15 presents the dollar amount of changes in fully taxable equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to changes in volume and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate) and (ii) changes in rate (changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

TABLE 15. RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

	Fiscal Year 2010 vs. 2009			Fiscal Year 2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets:
Loans and loans held for sale	$(3,386)	$(9,205)	$(12,591)	$4,042	$(21,431)	$(17,389)
Securities and interest-bearing deposits	(864)	(1,265)	(2,129)	2,679	(2,755)	(76)
Federal Home Loan Bank stock	(48)	(39)	(87)	124	(450)	(326)
Total interest-earning assets	(4,298)	(10,509)	(14,807)	6,845	(24,636)	(17,791)
Interest-Bearing Liabilities:
Checking accounts	199	(513)	(314)	55	(132)	(77)
Savings and money market deposit accounts	538	(6,503)	(5,965)	(2,529)	(9,862)	(12,391)
Certificates of deposit	(5,002)	(16,317)	(21,319)	11,084	(13,404)	(2,320)
Total deposits	(4,265)	(23,333)	(27,598)	8,610	(23,398)	(14,788)
Short-term borrowings	(607)	(2,094)	(2,701)	886	(527)	359
Long-term debt	(1,167)	(1,471)	(2,638)	(3,932)	(1,391)	(5,323)
Total interest-bearing liabilities	(6,039)	(26,898)	(32,937)	5,564	(25,316)	(19,752)
Net change in net interest income	$1,741	$16,389	$18,130	$1,281	$680	$1,961

Provision for Loan Losses:  The provision for loan losses represents the charge to the statement of income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated credit losses inherent in the loan portfolio. As shown in Table 16, in each of the past two fiscal years our provision for loan losses exceeded net charge-offs, resulting in an increase to the allowance for loan losses. The higher level of net charge-offs recorded in the current year was a result of credit deterioration, particularly in the commercial loan portfolio, and aggressive actions taken to revalue delinquent loans secured by one- to four-family residential properties. The allowance for loan losses to total loans increased from 1.60% at June 30, 2009, to 1.96% at June 30, 2010. For a more detailed discussion of management’s assessment of the allowance for loan losses, see the discussion under the heading “Allowance for loan losses.”

TABLE 16. PROVISION FOR LOAN LOSSES

Years ended June 30, (Dollars in thousands)	2010	2009	Increase (Decrease)
			Amount	Percent
Provision for loan losses	$86,600	$42,984	$43,616	101.5%
Net charge-offs	80,505	31,620	48,885	154.6
Excess provision for loan losses over net charge-offs	$6,095	$11,364	$(5,269)	(46.4)
Net charge-offs to average loans	3.34%	1.22%

Noninterest Income:  Noninterest income totaled $49.4 million for fiscal 2010, representing an increase of $26.9 million, or 119.2%, from $22.5 million for the prior year. The growth in noninterest income was due primarily to aggregate charges of $12.3 million recorded in fiscal 2009 for declines in the fair values of a mortgage-backed securities mutual fund, and Fannie Mae preferred stock, which we have since sold. These charges, along with current year increases of $6.2 million in mortgage banking gains, $4.1 million in loan servicing income and $1.8 million in service charges and fees on deposit accounts, were the largest contributors to the increase in noninterest income for fiscal 2010.

Effective July 1, 2008, we elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value. There was no impact to adopting fair value accounting for these securities as we had previously recorded them at fair value on June 30, 2008, under the other-than-temporary impairment guidelines. The $12.3 million decrease in the fair values of securities for fiscal 2009 was due primarily to the decline in the fair value of Fannie Mae preferred stock and, to a lesser extent, the decline in the fair value of the mutual fund investment. The decline in the fair value of Fannie Mae preferred stock was caused by government actions that placed Fannie Mae under conservatorship and suspended future dividends. All Fannie Mae preferred stock was sold during fiscal 2009. The decline in the value of the mutual fund investment was due to credit quality concerns.

Mortgage banking gains increased by $6.2 million, or 42.9%, to $20.7 million for fiscal 2010, from $14.5 million for fiscal 2009. The increase was due primarily to the higher volume of sold loans, which rose to $1.911 billion for fiscal 2010 from $1.568 billion in the prior year. In addition, the margin on sold loans averaged 108 basis points for fiscal 2010, compared with 92 basis points for the prior year. The level of loan originations, sales and gains on the sales of loans tend to vary inversely with movements in interest rates. Loan activity tends to increase as interest rates decrease and decrease as interest rates increase. In conjunction with the favorable long-term mortgage interest rates during fiscal 2010, we were able to increase mortgage banking activity by selectively adding experienced, successful loan officers. For the fiscal year ended June 30, 2010, 38% of the loans sold also included the sale of the MSRs on those loans, compared with 33% for the prior year.

Loan servicing income is composed of fees generated from the servicing of sold loans, less the amortization of MSRs and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of amortized cost or fair value. The valuation of MSRs is a critical accounting policy and we utilize the services of an independent firm to determine their fair value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Amortization and impairment valuation allowances both tend to increase as interest rates fall and decrease as interest rates rise. However, the level of amortization is a function of interest rates over the reporting period, while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past three years, both short-term and long-term interest rates have varied significantly and have not moved in tandem, resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. Table 17 shows how the change in the valuation of MSRs impacted our loan servicing results during 2010 and 2009.

TABLE 17. LOAN SERVICING INCOME (EXPENSE)

Years ended June 30, (In thousands)	2010	2009
Loan servicing income	$7,117	$4,516
Amortization	(6,039)	(6,125)
MSRs valuation recovery (loss)	459	(952)
Total loan servicing income (expense)	$1,537	$(2,561)

As shown in the above table, the improvement in loan servicing results is attributable to a higher level of income recorded during fiscal 2010 as a result of significant growth in the servicing portfolio, and the 2010 recovery of impairment recorded in prior periods. The 2010 recovery of impairment reflects the fact that a significantly greater portion of the servicing portfolio is currently comprised of loans with interest rates of 5.50% or lower, compared with higher rates present in the prior fiscal year. This shift to lower rates extended the anticipated life and earnings potential of the portfolio. At June 30, 2010, the allowance for impairment of MSRs totaled $0.6 million, down from $1.1 million at June 30, 2009.

We monitor the level of our investment in MSRs in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. Over the past several years, the volume and dollar amount of MSRs has been growing more rapidly than total assets on a percentage basis. As a result, our exposure to volatility in mortgage banking gains has also increased. In order to reduce exposure to volatility resulting from rapid payoffs or impairment, we sold MSRs in fiscal years 2008 and 2006. There were no sales of MSRs in fiscal years 2010 and 2009. The $0.7 million in gains on sales of MSRs in fiscal 2010 represents the final resolution of contingencies related to the 2008 and 2006 sales of MSRs. In the future, we may sell MSRs depending on the size of the MSR portfolio relative to total assets and current market conditions.

Service charges and fees on deposit accounts totaled $12.0 million for fiscal 2010, representing an increase of $1.8 million, or 17.7%, from $10.2 million for fiscal 2009. The increase was due primarily to higher overdraft fee income.

If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by recording a charge to the statement of income. There was no other-than-temporary impairment of securities for the fiscal year ended June 30, 2010, compared with $1.2 million for the fiscal year ended June 30, 2009. The impairment of securities in 2009 was composed of a $1.2 million charge related to equity securities. The impairment charge in 2009 did not change total shareholders’ equity or the carrying amount of the securities as they had already been written down to their fair value as available-for-sale securities with the corresponding charge recorded in other comprehensive income.

Net gains on sales of securities totaled $0.7 million for fiscal 2010, compared with $0.3 million for fiscal 2009. Securities may be sold to respond to liquidity needs, to modify interest rate risk, to maximize total returns on securities or to minimize losses on securities in anticipation of changes in interest rates. The purchase and sale of securities is integral to managing our overall liquidity, credit and interest rate risks.

Other income totaled $5.3 million for fiscal 2010, representing a decrease of $1.0 million, from $6.3 million for fiscal 2009. The decrease was due primarily to the sale of our affiliate, American Pension Benefits, Inc., in June 2009, and declines in investment and real estate commissions resulting from the economic slowdown in our market area.

Noninterest Expense:  Noninterest expense totaled $109.7 million for the fiscal year ended June 30, 2010, representing a decrease of $82.3 million, or 42.9%, from $192.0 million for the fiscal year ended June 30, 2009. The primary cause of the decrease in noninterest expense was the prior year pre-tax goodwill impairment charge of $93.7 million. Noninterest expense as a percentage of average assets was 3.41% for fiscal 2010, compared with 5.76% for fiscal 2009.

For the fiscal year ended June 30, 2010, core noninterest expense excludes merger, integration and restructuring charges of $0.3 million. For the prior fiscal year, core noninterest expense excludes goodwill impairment of $93.7 million, and merger, integration and restructuring charges of $1.1 million. Core noninterest expense for fiscal 2010 was $109.4 million, compared with $97.1 million for fiscal 2009. The increase reflects higher costs associated with lending activities, salaries and employee benefits, and a variety of other expense components. Core noninterest expense as a percentage of average assets increased to 3.40% for fiscal 2010, from 2.91% for the prior fiscal year.

During fiscal 2009, we incurred a charge of $93.7 million for goodwill impairment based on our evaluation of goodwill in accordance with GAAP. For more detailed information related to this evaluation, see Note 9 (“Goodwill, Core Deposit and Other Intangible Assets”) in the Notes to Consolidated Financial Statements.

Salaries and employee benefits totaled $45.9 million for the fiscal year ended June 30, 2010, representing an increase of $2.7 million, or 6.4%, from $43.2 million for the prior fiscal year. The increase was due primarily to the addition of mortgage loan officers and staff in connection with the growth in mortgage banking activity during fiscal 2010.

Loan expenses totaled $7.3 million for fiscal 2010, representing an increase of $3.9 million, or 113.7%, from $3.4 million for fiscal 2009. The increase was due primarily to costs recorded in fiscal 2010 in connection with claims for repurchases related to loans sold to government-sponsored entities. We may be subject to further claims for repurchases related to loans sold to government-sponsored entities in future periods.

Other expenses totaled $16.7 million for the fiscal year ended June 30, 2010, representing an increase of $3.8 million, or 29.7%, from $12.9 million for the fiscal year ended June 30, 2009. The increase was due largely to increases in state and local taxes, costs associated with retail deposit operations and real estate held for investment.

Income Taxes:  During fiscal 2010, we recorded a tax benefit of $7.8 million, compared with a benefit of $12.4 million for fiscal 2009. The tax benefit recorded for the current year is comprised of a $14.6 million benefit related to our pre-tax loss of $38.1 million and a $7.2 million charge to establish a valuation allowance on deferred tax assets that may not be realized. In future periods, we anticipate that we will have a minimal tax provision until such time as we are able to reverse the deferred tax asset allowance. The tax benefit recorded for fiscal 2009 was the result of a pre-tax loss of $122.8 million, which includes nondeductible goodwill impairment of $89.2 million.

Our annual effective tax rate is generally less than the federal statutory tax rate of 35%, primarily because we generate income from investments in tax-advantaged assets such as certain tax-exempt securities and company-owned life insurance, and earn credits associated with investments in low-income housing projects. These items are fairly consistent from year to year regardless of the level of our pre-tax results.

Comparison of Results of Operations for Fiscal Years Ended June 30, 2009 and 2008

Table 18 presents our results of operations and selected financial ratios for the fiscal years 2009 and 2008.

TABLE 18. RESULTS OF OPERATIONS

Years ended June 30, (Dollars in thousands)	2009	2008	Increase (Decrease)
			Amount	Percent
Results of Operations:
Net income (loss)	$(110,434)	$10,790	$(121,224)	N/M
Income (loss) attributable to common shareholders	(111,731)	10,790	(122,521)	N/M
Income (loss) per common share	(6.75)	0.67	(7.42)	N/M
Selected Financial Ratios:
Return on average assets	(3.31)%	0.33%
Return on average equity	(38.62)	3.40
Return on average tangible assets(a)	(3.37)	0.34
Return on average tangible equity(a)	(48.76)	5.13
Efficiency ratio	168.89	72.39
Noninterest expense to average assets	5.76	2.59

(a)	See Table 12. GAAP to Non-GAAP Reconciliations.

Summary:  For the fiscal year ended June 30, 2009, we recorded a net loss of $110.4 million, compared with net income of $10.8 million for the fiscal year ended June 30, 2008. Results for fiscal 2009 include $93.7 million of goodwill impairment. Other factors contributing to the year-over-year change include a $26.5 million increase in the provision for loan losses, a $14.2 million increase in noninterest expense (excluding goodwill impairment), and a $4.4 million decrease in noninterest income. These items were partially offset by a $15.5 million reduction in income taxes. The decrease in noninterest income was due primarily to declines in the fair value of trading securities, loan servicing income and other income, partially offset by an increase in mortgage banking gains. The increase in noninterest expense was due primarily to increases in real estate owned expense, FDIC premiums and salaries and employee benefits.

After deducting preferred stock dividends and discount accretion of $1.3 million from the net loss of $110.4 million, the 2009 loss attributable to common shareholders was $111.7 million. On a per common share basis, the loss for fiscal 2009 was $6.75, compared with income of $0.67 for fiscal 2008. Return on average assets and return on average equity for fiscal 2009 were (3.31%) and (38.62%), respectively, compared with 0.33% and 3.40% for fiscal 2008.

Core Results:  For fiscal 2009, our core loss excludes goodwill impairment of $92.1 million after tax and merger, integration and restructuring charges of $0.7 million after tax. For fiscal 2008, our core net income excludes merger, integration and restructuring charges of $0.8 million after tax. The core loss for the fiscal 2009 was $17.6 million, compared with core net income of $11.6 million for fiscal 2008. For additional information on core results, see the earlier section entitled GAAP to Non-GAAP Reconciliations.

Interest Rates:  Net interest income, loan servicing income, mortgage banking gains, loan growth and deposit growth are all significantly affected by changes in interest rates. A review of the extent to which interest rates changed during fiscal years 2009 and 2008 is helpful in understanding changes that have occurred in the levels of certain income components. Table 19 presents the quarterly change in long-term and short-term interest rates represented by changes in the U.S. 10-year Treasury bond rate, the target federal funds rate and the difference between the two rates.

TABLE 19. INTEREST RATES

Date	U.S. 10-year Treasury Bond Rate	Target Federal Funds Rate	Difference
June 30, 2007	5.03%	5.25%	(0.22)%
September 30, 2007	4.59	4.75	(0.16)
December 31, 2007	4.04	4.25	(0.21)
March 31, 2008	3.45	2.25	1.20
June 30, 2008	3.99	2.00	1.99
September 30, 2008	3.85	2.00	1.85
December 31, 2008	2.25	0.25	2.00
March 31, 2009	2.71	0.25	2.46
June 30, 2009	3.53	0.25	3.28

As shown in the above table, long-term rates, represented by the U.S. 10-year Treasury bond rate, declined by 150 basis points over the past two years, while short-term rates, represented by the target federal funds rate, declined by 500 basis points during the same period. As a result, the yield curve, which had an inverted slope at June 30, 2007, changed to a positively sloped yield curve during fiscal 2008 and steepened significantly through fiscal 2009.

Net Interest Income:  Tables 14 and 15 provide important information on factors impacting net interest income and should be read in conjunction with this discussion. Interest income and the resulting asset yields in Table 14 are presented on a fully taxable equivalent basis. Therefore, interest income will vary slightly from that presented on the statement of income.

Net interest income for the fiscal year ended June 30, 2009, totaled $89.6 million, representing an increase of $2.0 million, from $87.6 million for the year ended June 30, 2008. The increase was due primarily to a $120.5 million increase in interest-earning assets, which was a result of funds received from CPP and the OC Financial, Inc. acquisition at the end of fiscal 2008. Both asset yields and liability costs decreased during fiscal 2009 as loans originated in prior periods and certificates of deposits matured, or were paid off, and replaced by new instruments at lower interest rates. The net result was a seven basis point increase in the interest rate spread. While the net interest spread increased, the net interest margin decreased five basis points to 2.94% for fiscal 2009, compared with 2.99% for fiscal 2008. The decrease in net interest margin was due primarily to the lower percentage growth of net interest income compared to the percentage growth of interest-earning assets. The lower percentage growth in net interest income was due in part to the increase in nonaccrual loans during fiscal 2009. In addition, the average balance of interest-bearing liabilities increased at a faster pace than the average balance of interest-earning assets during fiscal 2009.

Interest income totaled $171.9 million for fiscal 2009, representing a decrease of $17.8 million, or 9.4%, from $189.7 million for fiscal 2008. The decrease was due primarily to lower interest income on loans. The decline in interest income on loans was due primarily to a 79 basis point decrease in average yield on loans and an increase in nonperforming loans, partially offset by an increase of $63 million in average loans outstanding. The yield on loans decreased as loans originated in prior periods were paid off and replaced by loans with lower current market rates. In addition, the mix of loans in the portfolio changed to include a greater percentage of commercial loans, which carry yields based on a variable rate index (prime rate) that decreased by 175 basis points during fiscal 2009.

The Federal Reserve’s rate reductions had an impact on the liability side of the statement of financial condition. Interest expense totaled $82.3 million for fiscal 2009, representing a decrease of $19.7 million, or 19.4%, from $102.0 million for fiscal 2008. The decline was due primarily to decreases of $14.8 million in interest expense on deposits and $5.3 million in interest expense on long-term debt.

Interest expense on deposits decreased due to a 97 basis point reduction in the average cost of deposits, partially offset by a $193 million increase in average interest-bearing deposits outstanding for fiscal 2009. The decrease in the average cost of deposits was due to the government-driven decrease in short-term interest rates which impacted certificates of deposit and nonmaturity deposit accounts. The primary reason for the increase in average interest-bearing deposits was to provide funds needed in connection with the increase in loans held for sale and to address liquidity concerns.

Interest expense on short-term borrowings increased by $0.4 million during fiscal 2009. The increase was due primarily to a $23 million increase in average short-term borrowings, partially offset by a 38 basis point reduction in the average cost. The $23 million increase in the average balance was used to fund the growth in loans held for sale. Interest expense on long-term debt decreased due to an $84 million reduction in average long-term debt and a 31 basis point reduction in the average cost. The reduction in long-term debt was due to the transfer of instruments maturing within one year to short-term borrowings.

Provision for Loan Losses:  As shown in Table 20, in each of the past two fiscal years our provision for loan losses exceeded net charge-offs, resulting in an increase to the allowance for loan losses. The higher level of net charge-offs recorded in fiscal 2009 was a result of credit deterioration, particularly in the commercial loan portfolio and loans secured by one- to four-family residential properties. The allowance for loan losses to total loans increased from 1.07% at June 30, 2008, to 1.60% at June 30, 2009.

TABLE 20. PROVISION FOR LOAN LOSSES

Years ended June 30, (Dollars in thousands)	2009	2008	Increase (Decrease)
			Amount	Percent
Provision for loan losses	$42,984	$16,467	$26,517	161.0%
Net charge-offs	31,620	14,500	17,120	118.1
Excess provision for loan losses over net charge-offs	$11,364	$1,967	$9,397	477.7
Net charge-offs to average loans	1.22%	0.56%

Noninterest Income:  Noninterest income totaled $22.5 million for fiscal 2009, representing a decrease of $4.5 million, or 16.4%, from $27.0 million for fiscal 2008. The decrease was due primarily to decline in the fair value of securities, and decreases in loan servicing income, gains on sales of MSRs and other income. These items were partially offset by a decrease in other-than-temporary impairment of securities, and increases in mortgage banking gains and service charges and fees on deposit accounts.

Effective July 1, 2008, we elected to account for certain equity investments and a mortgage-backed securities mutual fund at fair value. There was no impact to adopting fair value accounting for these securities as we had previously recorded them at fair value on June 30, 2008, under the other-than-temporary impairment guidelines. The $12.3 million decrease in the fair values of securities for fiscal 2009 was due primarily to the decline in the fair value of Fannie Mae preferred stock and, to a lesser extent, the decline in the fair value of the mutual fund investment. The decline in the fair value of Fannie Mae preferred stock was caused by government actions that placed Fannie Mae under conservatorship and suspended future dividends. All Fannie Mae preferred stock was sold during fiscal 2009. The decline in the value of the mutual fund investment was due to credit quality concerns.

Loan servicing income is composed of fees generated from the servicing of sold loans, less the amortization of MSRs and the adjustment for any change in the allowance for impairment of MSRs, which are valued at the lower of amortized cost or fair value. The valuation of MSRs is a critical accounting policy and we utilize the services of an independent firm to determine their fair value. Both the amortization and the valuation of MSRs are sensitive to movements in interest rates. Amortization and impairment valuation allowances both tend to increase as interest rates fall and decrease as interest rates rise. However, the level of amortization is a function of interest rates over the reporting period, while the level of impairment valuation allowances is a function of interest rates at the end of the period. During the past two years, both short-term and long-term interest rates have varied significantly and have not moved in tandem, resulting in significant shifts in the shape and slope of the yield curve. The level and variability in interest rates over that period have resulted in significant variations in loan servicing income, including changes in the level of impairment of MSRs. Table 21 shows how the change in the valuation of MSRs impacted our loan servicing results during 2009 and 2008.

TABLE 21. LOAN SERVICING INCOME (EXPENSE)

Year ended June 30, (In thousands)	2009	2008
Loan servicing income	$4,516	$4,335
Amortization	(6,125)	(4,185)
MSRs valuation recovery (loss)	(952)	(100)
Total loan servicing income (expense)	$(2,561)	$50

The decrease in loan servicing results shown in the above table is attributable primarily to a higher level of amortization stemming from an increase in the volume of loans refinanced during fiscal 2009. Additionally, we experienced an increase in impairment due to the significant decline in long-term interest rates that occurred during fiscal 2009. At June 30, 2009, the allowance for impairment of MSRs totaled $1.1 million, compared with $.1 million at June 30, 2008. The items discussed above were offset in part by an increase in loan servicing income that resulted from significant growth in the loan servicing portfolio. This growth reflected the sale of 50% of the portfolio during the first half of fiscal 2008.

We monitor the level of our investment in MSRs in relation to our other mortgage banking activities in order to limit our exposure to significant fluctuations in loan servicing income. Over the past several years, the volume and dollar amount of MSRs has been growing more rapidly than total assets on a percentage basis. As a result, our exposure to volatility in mortgage banking gains has also increased. In order to reduce exposure to volatility resulting from rapid payoffs or impairment, we sold MSRs with a cost basis of $10.5 million, approximately 50% of our portfolio, in fiscal 2008. The gain on the sale of these MSRs was $2.0 million. There were no sales of loan servicing rights in fiscal 2009. Historically, we have sold loans on both a servicing retained and a servicing released basis.

Other income totaled $6.3 million for fiscal 2009, representing a decrease of $2.1 million, or 24.6%, from $8.4 million for fiscal 2008. The reduction was due primarily to decreases in investment and real estate commissions stemming from the economic slowdown in our market area.

If securities are impaired and the impairment is determined to be other-than-temporary, the securities are written down by recording a charge to the statement of income. Other-than-temporary impairment of securities totaled $1.2 million for fiscal 2009, representing a decrease of $7.4 million, or 86.5%, from $8.6 million for fiscal 2008. The impairment of securities in 2009 was composed of a $1.2 million charge related to equity securities. The impairment charge in 2008 was composed of a $5.5 million charge related to Fannie Mae and Freddie Mac preferred stock, a $2.9 million charge related to two mutual fund securities and a $0.2 million charge related to equity securities. Neither of the impairment charges in 2009 or 2008, had any effect on total shareholders’ equity or the carrying amount of the securities as they had already been written down to their fair value as available-for-sale securities with the corresponding charge recorded in other comprehensive income.

Mortgage banking gains increased by $5.2 million, or 56.3%, to $14.5 million for fiscal 2009, from $9.3 million for fiscal 2008. The increase was due primarily to the higher volume of sold loans, which grew to $1.568 billion for fiscal 2009 from $1.163 billion for fiscal 2008. In addition, the margin on sold loans averaged 92 basis points for fiscal 2009, compared with 80 basis points for fiscal 2008. The increase in the volume of sold loans was due, in part, to the exit or contraction of certain competitors. The level of loan originations, sales and gains on the sales of loans tend to vary inversely with movements in interest rates. Loan activity tends to increase as interest rates decrease and decrease as interest rates increase. In conjunction with favorable long-term mortgage interest rates during fiscal 2009, we were able to increase mortgage banking activity by selectively adding experienced, successful loan officers and by concentrating on servicing customers seeking to refinance their existing homes. For fiscal 2009, 33% of the loans sold also included the sale of the MSRs on those loans, compared with 50% for fiscal 2008.

Service charges and fees on deposit accounts totaled $10.2 million for fiscal 2009, representing an increase of $1.9 million, or 22.4%, from $8.3 million for fiscal 2008. The increase was due primarily to the impact of fees generated from a new overdraft program, which began December 1, 2008, and the addition of retail banking offices of HBLS Bank acquired in October 2007 and OC Financial, Inc. acquired in June 2008.

Noninterest Expense:  Noninterest expense totaled $192.0 million for fiscal 2009, representing an increase of $107.9 million, or 128.3%, from $84.1 million for fiscal 2008. The primary cause of the increase in noninterest expense was the charge for goodwill impairment discussed below. In addition to the goodwill impairment, we also experienced increases in real estate owned expense, FDIC premiums and salaries and employee benefits. Noninterest expense as a percentage of average assets was 5.76% for fiscal 2009, compared with 2.59% for fiscal 2008.

For fiscal 2009, core noninterest expense excludes goodwill impairment of $93.7 million, and merger, integration and restructuring charges of $1.1 million. For fiscal 2008, core noninterest expense excludes merger, integration and restructuring charges of $1.2 million. Core noninterest expense for fiscal 2009 was $97.1 million, compared with $82.8 million for fiscal 2008. The increase reflects higher costs associated with real estate owned and an increase in FDIC premiums. Core noninterest expense as a percentage of average assets increased to 2.91% for fiscal 2009, from 2.55% for fiscal 2008.

The goodwill impairment charge recorded in fiscal 2009 was based on our evaluation of goodwill in accordance with GAAP. For more detailed information related to this evaluation, see Note 9 (“Goodwill, Core Deposit and Other Intangible Assets”).

Real estate owned expense totaled $9.7 million for fiscal 2009, representing an increase of $6.1 million, or 170.1%, from $3.6 million for fiscal 2008. The increase was due primarily to charges related to the decrease in the value of residential and commercial properties, and an increase in the volume of properties.

FDIC premiums totaled $5.4 million for fiscal 2009, representing an increase of $5.0 million, from $0.4 million for fiscal 2008. The increase resulted from higher premium rates and deposit balances, the exhaustion of credits issued in 2006 and a special assessment of $1.6 million. The FDIC special assessment was required of all FDIC-insured institutions.

Salaries and employee benefits totaled $43.2 million for fiscal 2009, representing an increase of $2.3 million, or 5.6%, from $40.9 million for fiscal 2008. The increase was due primarily to a change in our organizational structure to manage by product line rather than geographic region in order to utilize employees more efficiently. This resulted in the elimination of certain positions by consolidating similar positions that existed in multiple regions. As a result, we incurred severance costs. Salaries and employee benefits also increased due to an increase in health care costs and the impact of employees added with the OC Financial, Inc. acquisition in June 2008.

Provision for Income Taxes:  An income tax benefit of $12.4 million was recorded for fiscal 2009 as a result of a pre-tax loss of $122.8 million. This compares to income tax expense of $3.3 million for fiscal 2008 when we had pre-tax income of $14.1 million. The effective tax benefit rate for fiscal 2009 was 10.1%, compared with an effective tax rate of 23.3% for fiscal 2008. The decrease in the overall effective tax rate was due primarily to the substantial decrease in pre-tax results related to goodwill impairment recorded in fiscal 2009, on which a relatively minor tax benefit was recorded, while nontaxable income from tax-exempt securities and company-owned life insurance remained relatively constant.

Asset/Liability Management and Market Risk

We, like other financial institutions, are subject to market risk. Market risk is the risk of incurring economic loss due to changes in the fair value of various types of assets or liabilities. As a financial institution, we make a profit by accepting and managing various risks, such as credit risk and interest rate risk. Interest rate risk is our primary market risk. It is the risk that changes in market interest rates will result in a reduction in net interest income or net interest margin because interest-earning assets and interest-bearing liabilities mature at different intervals and reprice at different times. Asset/liability management involves the measurement and analysis of our exposure to changes in net interest income resulting from changes in interest rates. The objective of our asset/liability management function is to balance the goal of maximizing net interest income with risks related to liquidity, safety and soundness, capital adequacy and earnings volatility. In general, our customers seek loans with long-term fixed rates and deposit products with shorter maturities, which creates a mismatch of asset and liability maturities. Our primary strategy for counteracting this mismatch is to sell the majority of our long-term fixed rate loans within 60 days after they are closed. We manage this risk and other aspects of interest rate risk on a continuing basis through a number of functions, including the review of monthly financial results, rate setting, cash forecasting and planning, budgeting and by relying upon an Asset/Liability Committee.

On a quarterly basis, the Asset/Liability Committee reviews the results of an interest rate risk model that forecasts changes in net interest income and net portfolio value, based on one or more interest rate scenarios. Net portfolio value is the net present value of assets, liabilities and off-balance-sheet contracts. Net portfolio value is measured at a single point in time and does not consider estimates of future business volumes. The model uses detailed information on existing assets, liabilities and off-balance-sheet contracts, an interest rate forecast, loan prepayment speed assumptions and assumptions about how assets and liabilities will react to changes in interest rates. These assumptions are inherently uncertain, and as a result, the model cannot precisely measure net interest income, including the potential impact of fluctuations in interest rates. Actual results will likely differ from simulated results due to timing, customer product and term selection, magnitude and frequency of interest rate changes, and differences in how interest rates change at various points along the yield curve.

Table 22 shows how our net portfolio value ratio would change based on various changes in interest rates. The projections, which are as of June 30, 2010 and 2009, are based on an immediate change in interest rates and assume that short-term and long-term rates change by the same magnitude and in the same direction.

TABLE 22. NET PORTFOLIO VALUE RATIO

Basis Point Change in Rates	Net Portfolio Value Ratio at June 30, 2010(a)	Net Portfolio Value Ratio at June 30, 2009(a)
+200	10.42%	10.86%
+100	9.93	10.28
No change	8.91	9.29
-100	8.20	8.50
-200	7.92	8.19

(a)	The net portfolio value ratio is calculated by dividing net portfolio value by the net present value of assets.

The change in the net portfolio value ratio is a long-term measure of what might happen to the net present value of assets, liabilities and off-balance-sheet contracts over time if interest rates experienced an immediate change and we did not change our existing strategies. Actual results could be better or worse depending on changes in our interest rate risk strategies. The results at June 30, 2010, indicate that we would continue to benefit from a rising interest rate environment. Over the past 12 months, we have experienced a slight decrease in our exposure to falling interest rates. Based on the current federal funds rate, at a range from zero to 25 basis points, a 100 basis point or more decrease in rates would not be possible. The net portfolio value ratio based on no change in rates decreased 38 basis points from June 30, 2009. This model provides theoretical results given various hypothetical changes in the level of interest rates but assumes no change in the shape of the yield curve. We also have exposure to changes in the shape of the yield curve. The results of the above projections are within the parameters established by the Board of Directors.

In addition to the risk of changes in net interest income, we are exposed to interest rate risk related to loans held for sale and loan commitments. This is the risk that changes in interest rates will reduce gains or result in losses on the sale of residential mortgage loans that we have committed to originate but have not yet contracted to sell. We hedge this risk by executing commitments to sell loans or mortgage-backed securities based on the volume of committed loans that are likely to close. Additionally, MSRs act as an economic hedge against rising rates, as they become more valuable in a rising rate environment, offsetting the decline in the value of loan commitments or loans held for sale.

Liquidity and Cash Flows

Liquidity is our ability to generate adequate cash flows to meet the demands of our customers and provide adequate flexibility to take advantage of market opportunities. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and, at times, to fund deposit outflows and operating activities. Our principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts from securities; borrowings; the issuance of debt or equity securities and operations. Managing liquidity entails balancing the need for cash and the ability to borrow against the objectives of maximizing profitability and minimizing interest rate risk. The most liquid types of assets typically carry the lowest yields.

Since the conservatorship of Fannie Mae and Freddie Mac in September 2008, and the series of financial dilemmas at a national level that transpired thereafter, the condition of the financial markets has been volatile. From a liquidity standpoint, the government’s support of the secondary mortgage market has allowed our mortgage banking activity to continue unimpeded. As of March 31, 2010, the government ended its support of the secondary mortgage market in the form of direct purchases of mortgage-backed securities issued by government-sponsored entities. Mortgage loans originated through our retail and wholesale mortgage banking operations totaled $1.889 billion for fiscal 2010, while loans sold totaled $1.911 billion. With the continued historically low mortgage rates, refinance activity has been robust, and we expect to continue to originate and sell loans at a turnover rate of 80% or higher. Should there be any inability to securitize loan originations resulting from deteriorating market conditions, we may opt to curtail originations.

Table 23 summarizes our potential cash available as measured by liquid assets and borrowing capacity at June 30, 2010 and 2009.

TABLE 23. ACTUAL AND POTENTIAL CASH AVAILABLE

June 30, (In thousands)	2010	2009
Cash and unpledged securities	$198,795	$149,236
Additional borrowing capacity at the FHLB	50,567	—
Unsecured line of credit with a commercial bank	10,000	—
Additional borrowing capacity at the Federal Reserve Bank	50,000	24,759
Potential cash available as measured by liquid assets and borrowing capacity	$309,362	$173,995

As shown in the above table, our actual and potential cash available increased over the past twelve months. Our cash and unpledged securities are available to meet cash needs. Unpledged securities can be sold or pledged to secure additional borrowings. Since June 30, 2009, the Federal Reserve Bank has reduced the availability of funds to banks and will extend credit only in emergency situations. To bolster liquidity, we have participated in a national public funds referral program which has generated $86 million of funds since December 2009. These funds are considered wholesale deposits, not brokered deposits. We receive reports on liquidity on a regular basis and consider the level of liquidity in setting both loan and deposit rates. In addition to the sources of funds listed above, we have the ability to raise additional funds by increasing deposit rates relative to those offered by competitors in national markets, by accelerating the sales of loans held for sale, or by selling loans currently held in the loan portfolio. Deposits raised in national markets include wholesale and brokered deposits. Brokered deposits are a secondary source of liquidity and can be used as an alternative to local deposits when national rates are lower than local deposit rates. Unlike correspondent banking relationships which have tightened in the current market, brokered deposits have continued to offer funds at competitive rates. Our brokered deposit balance cannot exceed approximately $231 million without the prior written approval of the OTS. At June 30, 2010, we had $160 million of brokered deposits and the capacity to raise another $71 million without prior approval. Under our current liquidity guidelines, which limit total borrowings to 30% of assets, we could raise additional funds through overnight borrowings. Our access to $59 million from senior unsecured debt issuances guaranteed under the FDIC’s Temporary Liquidity Guarantee Program expired October 31, 2009. We believe that the current and potential resources mentioned above are adequate to meet our liquidity needs in the foreseeable future.

First Place Financial Corp., as a thrift holding company, has more limited sources of liquidity. In addition to its existing liquid assets, it can raise funds in the securities markets through debt or equity offerings or it can receive dividends from its subsidiaries. Any debt offerings or cash dividends of First Place Financial Corp. require the prior written approval of the OTS. Cash can be used by First Place Financial Corp. to make acquisitions, pay quarterly interest payments on its Junior Subordinated Debentures, pay dividends on the perpetual preferred stock issued to the Treasury, pay dividends to common shareholders and to fund operating expenses. At June 30, 2010, First Place Financial Corp. had cash and unpledged securities of $25 million available to meet cash needs. Annual debt service on the Junior Subordinated Debentures is approximately $3 million. Annual dividends on the perpetual preferred stock are approximately $4 million. Banking regulations limit the amount of dividends that can be paid to First Place Financial Corp. by the Bank without prior written approval of the OTS. Generally, the Bank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any retained earnings from the previous two years, and as long as the Bank remains well-capitalized after the dividend payment. As of June 30, 2010, the Bank cannot pay dividends to First Place Financial Corp. without the prior written approval of the OTS. Future dividend payments by the Bank to First Place Financial Corp. would be based upon future earnings and the approval of the OTS.

At June 30, 2010, we had $50 million of long-term repurchase agreements from various financial institutions. These financial institutions are evaluated with regard to their financial stability before entering into the repurchase transaction and are evaluated on a regular basis until the repurchase agreement matures. Our repurchase agreements are collateralized by available-for-sale securities held by the other financial institutions, which had a fair value of $62 million at June 30, 2010.

Impact of Inflation

Consolidated financial data included in this report has been prepared in accordance with GAAP. Presently, GAAP requires us to measure our financial position and operating results primarily in terms of historical dollars. Changes in the relative value of money due to inflation or deflation are generally not considered.

In our opinion, changes in interest rates affect the financial condition of the Company to a far greater extent than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. Our ability to be relatively unaffected by changes in interest rates is a good indicator of our capability to perform in a volatile economic environment. In an effort to protect the Company from the effects of interest rate volatility, we review our interest rate risk position frequently, monitor our exposure to rate changes and take the necessary steps to minimize any detrimental effects on our profitability.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. Some of these accounting policies are more significant than others and require us to make estimates and judgments about matters that are uncertain. The application of assumptions that differ from those used by us could have a material impact on our financial condition or results of operations. These policies are considered to be critical accounting policies and include those used to determine the adequacy of the allowance for loan losses, the valuation of MSRs, other-than-temporary impairment of securities, goodwill impairment and income taxes. Critical accounting policies and related assumptions, estimates and disclosures are determined by management and reviewed periodically with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. A brief discussion of the policies and the nature of the related assumptions and estimates are presented below.

Allowance for Loan Losses:  We consider our policy related to the allowance for loan losses as the most critical to financial statement presentation. The allowance for loan losses represents our estimate of probable credit losses inherent in the loan portfolio at each balance sheet date. Each quarter, we analyze the adequacy of the allowance based on a review of the loans in the portfolio. Loans are reviewed individually and allocated a specific allowance, or segregated into 12 loan pools with similar characteristics and allocated an allowance by applying a factor based on historical loss experience. Classified commercial and commercial real estate loans exceeding policy thresholds are reviewed on a regular basis to identify impairment. A loan is impaired when, based on current information and events, it is probable that we will not be able to collect all amounts contractually due. Measuring impairment of a loan requires assumptions and estimates, and the eventual outcomes may differ if those assumptions and estimates prove to be inaccurate. Impairment is measured primarily based upon the fair value of collateral, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows from the loan discounted at the loan’s effective interest rate. When the selected measure is less than the carrying amount of the loan, impairment has occurred. This review for impairment considers historical data, the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan, various collection strategies and other relevant factors. External factors considered include, but are not limited to, economic conditions, current interest rates, trends in the borrower’s industry and the market for various types of collateral.

In addition, we consider overall information about the loan portfolio or segments of the portfolio, including delinquency statistics and workout experience based on factors such as historical loss experience, the nature and size of the portfolio, loan concentrations, specific problem loans and current economic conditions. Determining the appropriate level for the allowance for loan losses involves not only evaluating the current financial situation of individual borrowers or groups of borrowers but also current predictions about future cash flows that could change before an actual loss is incurred. Based on the variables involved and the fact that we must make judgments about outcomes that are uncertain, the determination of the allowance for loan losses is considered to be a critical accounting policy.

One of the tools we use to determine the appropriate level of the allowance for loan losses is the regulatory classification of individual loans according to the severity of the credit issues. The most serious classification a loan can receive is “loss.” A loan classified in the loss grade would be 100% reserved for the amount of the loss and subject to charge-off. The next most serious classification is “doubtful.” At June 30, 2010, we had $14.1 million of loans classified as doubtful. If all of these loans were to deteriorate and become classified as a loss, the allowance for loan losses would need to potentially increase by approximately $12.5 million, depending on collateral values.

Mortgage Servicing Rights:  MSRs represent the value of retained servicing rights on loans sold or securitized. When loans are sold or securitized and the MSRs are retained, the servicing rights are initially recorded at their fair value. The basis assigned to MSRs is amortized in proportion to, and over the period of, the estimated net servicing income. MSRs are valued at the lower of amortized cost or estimated fair value. Fair value is measured by stratifying the portfolio of MSRs into groups of loans with similar risk characteristics. When the amortized cost of a group of loans exceeds its fair value, an allowance for impairment is established to reduce the carrying amount of the MSRs to fair value. The most important variable in valuing MSRs is the level of interest rates. Long-term interest rates are the primary determinant of prepayment speeds, while short-term interest rates determine the return available on idle cash. The process of estimating the value of MSRs is further complicated by the fact that short-term and long-term interest rates may change in a similar magnitude and direction or may change independent of each other. Table 24 shows how changes in assumptions about the prepayment speeds of loans in the mortgage loan servicing portfolio would affect the fair value of the portfolio as of May 31, 2010, the date of the most recent outside quarterly evaluation.

TABLE 24. CHANGES IN THE FAIR VALUE OF MSRs

May 31, 2010 (In thousands)	Fair Value
Fair value of mortgage servicing rights	$28,531
Fair value of mortgage servicing rights assuming:
20% increase in annual prepayment speed (“CPR”)	26,276
40% increase in annual prepayment speed (“CPR”)	24,354

Loan prepayment speeds have varied significantly over the past three years and could continue to vary in the future. Therefore, the valuation of MSRs is considered to be a critical accounting policy since the valuation is based on estimates that are subject to change over time and could significantly affect our financial condition and results of operations.

Other-than-temporary Impairment of Securities:  We monitor securities in our portfolio for other-than- temporary impairment. We consider various factors in determining if impairment is other-than-temporary, including, but not limited to, the length of time and extent fair value has been less than cost, the financial condition and external credit ratings of the issuer, and general market conditions. We also conduct an assessment as to whether we intend to sell or it is more-likely-than-not that we will be required to sell a security prior to recovery of its amortized cost. In determining if impairment is other-than-temporary, we must make certain judgments and assumptions in interpreting market data to determine the likelihood of recovery. Securities are written down to fair value when a decline in fair value is other-than-temporary. Other-than-temporary losses are separated between the amount related to credit loss, which is included in the statement of income, and the amount related to all other factors, which is included in accumulated other comprehensive income (loss), net, on the statement of financial condition.

Goodwill Impairment:  We annually review recorded goodwill for impairment during the fourth quarter of our fiscal year. However, if an event occurs or circumstances change that would more-likely-than-not reduce the estimated fair value of the Company below its carrying amount, goodwill is tested on a more frequent basis. We follow a two-step process to test for impairment. The first step compares the fair value of the Company with its carrying amount, including goodwill. If fair value exceeds the carrying amount, goodwill is considered not impaired, and the second step of the impairment test is unnecessary. The second step, used to measure the amount of impairment loss, compares the implied fair value of our goodwill with the carrying amount of that goodwill. The implied fair value is determined in the same manner used to determine the amount of goodwill recognized in a business combination. If the carrying amount of goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, but limited to the carrying amount of the goodwill. Goodwill impairment is reported in “goodwill impairment” on the statement of income.

Income Taxes:  We conduct quarterly assessments to determine the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded. The available evidence used in connection with these assessments includes taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a degree of subjectivity which may undergo significant change. For information on our accounting for income taxes, see Note 15 (“Income Taxes”) in the Notes to Consolidated Financial Statements.

Market Prices and Dividends Declared

Our common stock is listed on The NASDAQ Global Select Market under the symbol “FPFC.” At June 30, 2010, there were 16,974,056 shares issued and outstanding held by approximately 6,800 shareholders of record. Table 25 shows the reported high and low sales price of our common stock and common cash dividends declared during the periods indicated.

TABLE 25. COMMON STOCK MARKET PRICES AND
DIVIDENDS DECLARED

June 30, 2010	High	Low	Dividends
Fourth quarter	$5.71	$2.98	$—
Third quarter	4.25	2.63	—
Second quarter	3.41	2.50	—
First quarter	3.70	2.29	0.01

June 30, 2009
Fourth quarter	$6.25	$2.62	$0.01
Third quarter	4.82	1.40	0.01
Second quarter	12.99	2.64	0.085
First quarter	14.60	8.50	0.085

Stock Performance Graph

Table 26 compares the cumulative total shareholder return on our common stock based on market price with that of companies on The NASDAQ Composite and the SNL All Bank and Thrift Index for the period beginning on June 30, 2005, through June 30, 2010. The graph assumes the investment of $100 on June 30, 2005, and the reinvestment of all dividends. Since the graph represents performance over a limited period of time, it is not necessarily indicative of possible future performance of our common stock.

TABLE 26. SHAREHOLDER RETURN ON COMMON STOCK

Source: SNL Financial LC, Charlottesville, VA

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

The section entitled Asset/Liability Management and Market Risk presented in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference.

Item 8.

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Place Financial Corp.:

We have audited the accompanying consolidated statement of financial condition of First Place Financial Corp. and subsidiaries (the Company) as of June 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. and subsidiaries as of June 30, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Place Financial Corp.’s internal control over financial reporting as of June 30, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 22, 2010 expressed an unqualified opinion on the effectiveness of First Place Financial Corp.’s internal control over financial reporting.

KPMG LLP

Pittsburgh, Pennsylvania
September 22, 2010

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
First Place Financial Corp.
Warren, Ohio

We have audited the accompanying consolidated statement of financial condition of First Place Financial Corp. as of June 30, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Place Financial Corp. as of June 30, 2009, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Cleveland, Ohio
September 14, 2009

Consolidated Statements of Financial Condition

June 30, (Dollars in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$33,223	$38,321
Interest-bearing deposits in other banks	110,426	56,614
Trading securities, at fair value	11,358	11,786
Securities available for sale, at fair value	238,184	264,814
Loans held for sale, at fair value	233,927	376,406
Loans	2,334,817	2,468,444
Less allowance for loan losses	45,675	39,580
Loans, net	2,289,142	2,428,864
Federal Home Loan Bank stock	35,041	36,221
Premises and equipment, net	49,163	52,222
Goodwill	1,016	885
Core deposit and other intangible assets	7,761	10,639
Other assets	143,398	127,695
Total assets	$3,152,639	$3,404,467
LIABILITIES
Deposits:
Noninterest-bearing checking	$265,765	$238,417
Interest-bearing checking	260,134	173,376
Savings	412,740	400,424
Money market deposit accounts	372,391	291,131
Certificates of deposit	1,159,061	1,332,253
Total deposits	2,470,091	2,435,601
Short-term borrowings	35,742	323,458
Long-term debt	378,577	335,159
Other liabilities	15,758	28,770
Total liabilities	2,900,168	3,122,988
SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 3,000,000 shares authorized:
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $1,000 liquidation preference per share; 72,927 shares issued and outstanding at June 30, 2010 and 2009	69,837	69,198
Common stock, $0.01 par value; 53,000,000 shares authorized; 18,115,867 shares issued at June 30, 2010, and 18,114,673 shares issued at June 30, 2009	181	181
Additional paid-in capital	218,478	218,310
Retained (deficit) earnings	(18,139)	17,193
Unearned employee stock ownership plan shares	(2,701)	(3,116)
Treasury stock, at cost: 1,141,811 shares at June 30, 2010, and 1,141,403 shares at June 30, 2009	(19,274)	(19,274)
Accumulated other comprehensive income (loss), net	4,089	(1,013)
Total shareholders’ equity	252,471	281,479
Total liabilities and shareholders’ equity	$3,152,639	$3,404,467

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

Years ended June 30, (Dollars in thousands, except share data)	2010	2009	2008
INTEREST INCOME
Loans, including fees	$144,113	$156,701	$174,098
Securities and interest-bearing deposits:
Taxable	8,944	10,660	10,538
Tax-exempt	2,528	2,588	2,118
Dividends	1,613	1,939	2,918
Total interest income	157,198	171,888	189,672
INTEREST EXPENSE
Deposits	31,697	59,295	74,083
Short-term borrowings	2,993	5,694	5,335
Long-term debt	14,667	17,305	22,628
Total interest expense	49,357	82,294	102,046
NET INTEREST INCOME	107,841	89,594	87,626
Provision for loan losses	86,600	42,984	16,467
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	21,241	46,610	71,159
NONINTEREST INCOME
Service charges and fees on deposit accounts	12,023	10,214	8,346
Electronic banking fees	3,516	3,025	2,856
Net gains on sales of securities	651	310	742
Other-than-temporary impairment of securities	—	(1,159)	(8,611)
Change in the fair value of trading securities	572	(12,284)	—
Mortgage banking gains	20,677	14,465	9,257
Gains on sales of loan servicing rights	689	—	1,961
Loan servicing income (expense)	1,537	(2,561)	50
Insurance commission income	4,447	4,180	3,943
Other income	5,281	6,346	8,421
Total noninterest income	49,393	22,536	26,965
NONINTEREST EXPENSE
Salaries and employee benefits	45,899	43,158	40,875
Occupancy and equipment	14,669	13,831	13,140
Professional fees	4,206	3,386	2,781
Loan expenses	7,295	3,414	2,117
Marketing	2,758	2,128	2,684
Federal deposit insurance premiums	5,722	5,429	389
Merger, integration and restructuring charges	297	1,134	1,241
Goodwill impairment	—	93,741	—
Amortization of intangible assets	2,878	3,144	4,346
Real estate owned expense	9,196	9,679	3,584
Other expense	16,747	12,915	12,908
Total noninterest expense	109,667	191,959	84,065
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(39,033)	(122,813)	14,059
Income tax expense (benefit)	(7,824)	(12,379)	3,269
NET INCOME (LOSS)	(31,209)	(110,434)	10,790
Less preferred stock dividends and discount accretion	4,368	1,297	—
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(35,577)	$(111,731)	$10,790
Basic income (loss) per common share	$(2.14)	$(6.75)	$0.67
Diluted income (loss) per common share	(2.14)	(6.75)	0.67
Cash dividends declared per common share	0.01	0.19	0.665
Weighted-average common shares outstanding – basic	16,614,836	16,563,736	16,132,198
Weighted-average common shares outstanding – diluted	16,614,836	16,563,736	16,195,704

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Unearned ESOP Shares	Treasury Stock, at cost	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT JUNE 30, 2007	$—	$181	$215,358	$131,893	$(3,858)	$(15,040)	$(2,347)	$326,187
Comprehensive income (see Note 23):
Net income				10,790				10,790
Net unrealized gains on securities available for sale, net of reclassification adjustments and income taxes of ($1,429)							(2,656)	(2,656)
Loss on termination of interest rate swaps reclassified into income, net of income taxes of $327							608	608
Total comprehensive income								8,742
Cash dividends declared ($0.665 per share)				(10,913)				(10,913)
Commitment to release employee stock ownership plan shares (41,548 shares)			83		327			410
Restricted stock compensation expense (2,863 shares)			61					61
Issuance of 538,631 shares of stock for acquisition of OC Financial, Inc.			(1,306)			8,842		7,536
Purchase of 880,086 shares of common stock						(14,116)		(14,116)
Stock options exercised (61,550 shares)			(290)			1,040		750
Stock option expense			220					220
Tax benefit related to exercise of stock options			90					90
BALANCE AT JUNE 30, 2008	—	181	214,216	131,770	(3,531)	(19,274)	(4,395)	318,967
Comprehensive loss (see Note 23):
Net loss				(110,434)				(110,434)
Net unrealized gains on securities available for sale, net of reclassification adjustments and income taxes of $1,496							2,786	2,786
Loss on termination of interest rate swaps reclassified into income, net of income taxes of $321							596	596
Total comprehensive loss								(107,052)
Effect of adopting the fair value option accounting standard, net of income taxes				188				188
Tax effect of employer’s accounting for employee stock ownership plans,			62					62
Cash dividends declared ($0.19 per share)				(3,034)				(3,034)
Commitment to release employee stock ownership plan shares (41,548 shares)			(172)		415			243
Restricted stock compensation expense (3,699 shares)			60					60
Issuance of 72,927 shares of preferred stock	72,927							72,927
Discount on preferred stock issued	(3,932)							(3,932)
Accretion of preferred stock discount	203			(203)				—
Issuance of common stock warrant			3,868					3,868
Preferred stock dividends				(1,094)				(1,094)
Stock option expense			276					276
BALANCE AT JUNE 30, 2009	69,198	181	218,310	17,193	(3,116)	(19,274)	(1,013)	281,479
Comprehensive loss (see Note 23):
Net loss				(31,209)				(31,209)
Net unrealized gains on securities available for sale, net of reclassification adjustments and income taxes of $2,429							4,507	4,507
Loss on termination of interest rate swaps reclassified into income, net of income taxes of $321							595	595
Total comprehensive loss								(26,107)
Tax effect of employer’s accounting for employee stock ownership plans			96					96
Recovery of dividends from recognition and retention plan				415				415
Cash dividends declared ($0.01 per share)				(170)				(170)
Commitment to release employee stock ownership plan shares (41,548 shares)			(273)		415			142
Restricted stock compensation expense (15,487 shares)			87					87
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(83)							(83)
Accretion of preferred stock discount	722			(722)				—
Preferred stock dividends				(3,646)				(3,646)
Stock option expense			258					258
BALANCE AT JUNE 30, 2010	$69,837	$181	$218,478	$(18,139)	$(2,701)	$(19,274)	$4,089	$252,471

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended June 30, (In thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,209)	$(110,434)	$10,790
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	6,007	4,796	4,543
Provision for loan losses	86,600	42,984	16,467
Provision (recovery) for impaired mortgage servicing rights	(459)	952	100
Amortization, net of accretion	9,652	9,796	7,760
Other-than-temporary impairment of securities	—	1,159	8,611
Goodwill impairment	—	93,741	—
Net gains on sales of securities	(651)	(310)	(742)
Change in the fair value of trading securities	(572)	12,284	—
Valuation allowance on other assets	2,953	—	—
Proceeds from sales of loans and securitized loans held for sale	1,891,856	1,555,871	1,166,657
Originations and purchases of loans held for sale	(1,669,225)	(1,831,873)	(1,183,248)
Gains on sales of loan servicing rights	(689)	—	(1,961)
Mortgage banking gains	(20,677)	(14,465)	(9,257)
Write-downs of real estate owned, net of gains or losses on sales	6,910	7,567	526
(Gains) losses on disposal of premises and equipment	8	415	(1)
(Gains) losses on sales of subsidiaries	(49)	10	—
Stock dividends received	—	(460)	(866)
Employee stock ownership plan expense	142	243	410
Recognition and retention plan expense	87	60	61
Tax benefit from stock options exercised	—	—	(90)
Stock option expense	258	276	220
Increase in cash surrender value of company-owned life insurance	(1,314)	(1,327)	(1,229)
Change in other assets	(38,623)	(20,250)	(4,797)
Change in other liabilities	(5,906)	(4,156)	(27,256)
Change in deferred loan fees	(2,038)	2,614	96
Provision for deferred income taxes	(2,584)	(268)	(6,694)
Net cash from (used in) operating activities	230,477	(250,775)	(19,900)
CASH FLOWS FROM INVESTING ACTIVITIES
Securities available for sale:
Proceeds from sales and redemptions	16,261	4,107	42,097
Proceeds from maturities, calls and principal paydowns	64,704	72,077	61,928
Purchases	(45,972)	(77,116)	(99,788)
Redemption of FHLB stock	1,180	—	—
Net change in interest-bearing deposits in other banks	(53,812)	(52,463)	19,550
Net change in federal funds sold	—	5,608	—
Net change in loans	(88,455)	80,777	(105,962)
Proceeds from sales of loans	50,158	12,344	52,978
Proceeds from sales of mortgage servicing rights	—	—	11,877
Proceeds from sales of real estate owned	34,756	15,833	5,688
Proceeds from sales of real estate held for investment	1,332	48	—
Premises and equipment expenditures, net	(2,709)	(3,610)	(7,545)
Cash received (paid) for acquisitions and divestitures, net	120	(1,080)	(3,542)
Net cash from (used in) investing activities	(22,437)	56,525	(22,719)

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows — (continued)

Years ended June 30, (In thousands)	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	34,481	66,507	45,247
Net change in short-term borrowings	(293,589)	38,102	(123,352)
Proceeds from long-term debt	50,000	—	130,000
Repayment of long-term debt	(546)	(722)	(2,830)
Proceeds from issuance of preferred stock and common stock warrant	—	72,927	—
Common dividends paid	(170)	(3,034)	(10,913)
Preferred dividends paid	(3,646)	(628)	—
Direct costs incurred in connection with issuance of preferred stock and common stock warrant	(83)	(64)	—
Proceeds from stock options exercised	—	—	750
Tax benefits from stock-based awards	—	—	90
Purchases of common stock	—	—	(14,116)
Recovery of dividends from recognition and retention plan	415	—	—
Net cash from (used in) financing activities	(213,138)	173,088	24,876
Net change in cash and due from banks	(5,098)	(21,162)	(17,743)
Cash and due from banks at beginning of year	38,321	59,483	77,226
CASH AND DUE FROM BANKS AT END OF YEAR	$33,223	$38,321	$59,483
Supplemental cash flow information:
Cash payments of interest expense	$55,709	$79,372	$100,797
Cash payments (refunds) of income taxes	(8,585)	527	12,593
Supplemental noncash disclosures:
Stock portion of acquisition price of OC Financial, Inc.	—	—	7,536
Principal balance of loans securitized	22,436	21,965	14,445
Transfer of loans to real estate owned	32,625	38,736	23,035
Transfer of loans to real estate held for investment	1,767	1,117	—
Transfer of real estate owned to real estate held for investment	—	2,249	—
Transfer of loans from portfolio to loans held for sale	49,326	12,344	59,215
Transfer of loans from loans held for sale to portfolio	—	—	6,032
Transfer of borrowings from long-term to short-term	5,873	88,256	87,996
Allocation of loan basis to mortgage servicing rights	14,186	12,919	7,477
Transfer of premises held for sale to premises and equipment	—	14,779	—
Transfer of premises to premises held for sale	—	1,249	13,555
Loans held for sale converted to fair value	—	72,341	—
Securities available for sale converted to fair value	—	24,766	—
Effect of adopting the fair value option accounting standard, net of income taxes	—	188	—

See accompanying notes to consolidated financial statements.

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

As used in these Notes, references to “First Place,” “we,” “our,” “us,” “the Company” and similar terms refer to the consolidated entity consisting of First Place Financial Corp. and its subsidiaries. First Place Financial Corp. refers solely to the parent holding company, and “the Bank” refers to First Place Financial Corp.’s subsidiary, First Place Bank.

We have provided the following list of commonly used acronyms and abbreviations to assist the reader. The acronyms and abbreviations identified below are used in the Notes to the Consolidated Financial Statements as well as Management’s Discussion & Analysis of Financial Condition & Results of Operations.

CPP: Capital Purchase Program.

CPR: Constant Prepayment Rate.

ESOP: Employee Stock Ownership Plan.

FASB: Financial Accounting Standards Board.

FDIC: Federal Deposit Insurance Corporation.

FHLB: Federal Home Loan Bank.

GAAP: U.S. generally accepted accounting
  principles.

LIBOR: London Interbank Offered Rate.

MSRs: Mortgage servicing rights.

N/A: Not applicable.

NASDAQ: National Association of Securities
  Dealers Automated Quotation.

N/M: Not meaningful.

OTS: Office of Thrift Supervision.

RRP: Recognition and Retention Plan.

SEC: Securities and Exchange Commission.

TARP: Troubled Asset Relief Program.

U.S. Treasury: United States Department of the
  Treasury.

Basis of Presentation:  The consolidated financial statements have been prepared in conformity with GAAP and include the accounts of First Place Financial Corp. and its subsidiaries described below. All significant intercompany accounts and transactions have been eliminated in consolidation. Some previously reported amounts have been reclassified to conform to current reporting practices.

The consolidated financial statements include the accounts of First Place Financial Corp. and its wholly-owned subsidiaries, First Place Bank and First Place Holdings, Inc. The Bank has one active wholly-owned subsidiary, Ardent Service Corporation. Wholly-owned subsidiaries of First Place Holdings, Inc. include First Place Insurance Agency, Ltd., and First Place Real Estate, Ltd. First Place Holdings, Inc. also has a 75% interest in Title Works Agency, LLC. In addition, First Place Financial Corp. has several wholly-owned subsidiary trusts, which are special purpose entities accounted for using the equity method. These trusts include First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III.

Business Segments:  While our chief decision-makers monitor the revenue streams of our various products and services, the segments that could be separated from our primary business of banking are not material. As such, we consider all of our financial service operations to be one reportable operating segment.

Use of Estimates:  The preparation of the financial statements in conformity with GAAP and prevailing practices within the financial services industry requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities, contingent assets and liabilities, and revenues and expenses. Primary areas involving the use of estimates and assumptions include the allowance for loan losses, fair values of financial instruments, the realization of deferred tax assets, the identification and carrying amount of impaired loans, the carrying amount and amortization of intangible assets, the carrying amount of goodwill, the determination of other-than-temporary impairment on investments, and valuations of foreclosed assets, MSRs, stock options and securitizations. If our estimates prove to be inaccurate, actual results could differ from those reported.

Business Combinations:  We account for business combinations using the acquisition method of accounting. Under the acquisition method, net assets of the business acquired are recorded at their estimated fair values as of the date of acquisition and the results of operations of the acquired company are combined with those of First Place from that date forward. Any excess of the purchase price over the fair value of the net assets acquired (including intangible assets with finite lives) is recorded as goodwill.

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

Cash Flows:  Cash and cash equivalents includes cash and due from banks. Net cash flows are reported for interest-bearing deposits in other banks, federal funds sold, loans, deposits, and short-term borrowings.

Securities:  Securities are classified as held to maturity, available for sale, or trading. Securities are classified as held to maturity when we have both the ability and the intent to hold them until maturity. These securities are carried at amortized cost. We had no held-to-maturity securities at June 30, 2010 or 2009.

Securities are classified as available for sale when they may be sold before maturity in response to changes in interest rates, prepayment risk, liquidity needs or other factors. Securities available for sale are carried at fair value based on quoted market prices. If quoted prices are not available, fair value is determined based on quoted prices of similar investments or through the use of models that use significant assumptions not observable in the market. Unrealized gains and losses (net of taxes) deemed temporary are included in equity as a component of “accumulated other comprehensive income (loss), net” on the statement of financial condition. Other-than-temporary losses are separated between the amount related to credit loss, which is included in the statement of income, and the amount related to all other factors, which is included in accumulated other comprehensive income (loss), net, on the statement of financial condition. Realized gains and losses resulting from the sales of securities are included in “net gains on sales of securities” on the statement of income.

Securities are classified as trading if the securities are purchased with the intent to sell them in the near term or we have elected to account for them at fair value. These securities are carried at fair value with both realized and unrealized gains and losses included in “change in the fair value of trading securities” on the statement of income.

Gains and losses on securities sales result from the difference between the sales proceeds and the amortized cost of the security sold using the specific identification method. Purchases and sales are recognized on the trade date. Interest income includes the amortization of premiums and the accretion of discounts arising at the time of purchase or as the result of a business combination. Premiums are amortized and discounts are accreted using the level yield method, adjusted for estimated prepayments for mortgage-backed securities and collateralized mortgage obligations.

Our portfolio of available-for-sale securities is reviewed quarterly for impairment in value. In performing this review we consider: (i) the length of time and extent that fair value has been less than cost, (ii) the financial condition and near term prospects of the issuer, (iii) the impact of changes in market interest rates on the fair value of the security and (iv) an assessment as to whether we intend to sell, or it is more-likely-than-not that we will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria in item (iv) is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of other-than-temporary impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in equity as a component of “accumulated other comprehensive income (loss), net” on the statement of financial condition.

Loans Held for Sale:  Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of Small Business Administration loans. These loans are carried at fair value. Fair value is determined based on available market data for similar loans. Adjustments to the fair value of loans held for sale are included in “mortgage banking gains” on the statement of income. When we place a loan in the held-for-sale category, we stop amortizing the related fees and costs. The remaining unamortized fees and costs are recognized as part of the cost basis of the loan at the time it is sold.

Loans:  Loans that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, net of deferred loan origination fees and costs and any premiums or discounts resulting from a purchase or business combination.

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

Interest income is recognized using the accrual method of accounting and includes the amortization of premiums, the accretion of discounts and the amortization of net deferred loan fees and costs over the loan term using the level-yield method. We generally stop accruing interest on a loan at the time the loan is more than 90 days delinquent, unless the loan is well-secured and in the process of collection. Loans may be placed on nonaccrual status or charged off at an earlier date if the collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, all of the interest income previously accrued but not collected is reversed. Thereafter, all cash payments received are applied to principal until the loan qualifies for return to accrual. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Impaired Loans:  A loan is considered impaired when we no longer expect full payment under the contractual terms of the loan. “Classified” loans consist of loans at various levels of credit deterioration, as defined by the banking regulators. Classified commercial and commercial real estate loans with balances of at least $1 million are individually evaluated for impairment. In conducting this evaluation, we measure the probable loss based on: (i) the present value of expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. When a loan is collateral dependent, the fair value of the collateral is determined by third party appraisals. If a loan is deemed impaired, a portion of the allowance for loan losses is allocated to the loan based on the results of the above evaluation. Individual homogeneous loans, such as residential real estate and consumer loans, above a nominal threshold are evaluated for impairment when they become 180 days delinquent. Any loan balance in excess of the underlying collateral value, less cost to sell the collateral, is charged off against the allowance for loan losses. Individual homogeneous loans may be charged off at an earlier date if the collection of principal and interest is considered doubtful.

Allowance for Loan Losses:  The allowance for loan losses represents our estimate of probable losses in the loan portfolio as of the balance sheet date. All lending activity contains inherent risk of loss; however, we have not originated or purchased a material amount of high risk products such as subprime loans. We establish the level of the allowance based on: probable loss exposure on impaired loans; the amount and composition of classified loans; the level and mix of nonclassified loans; historic loss rates and loss given default ratios, and other asset quality trends in the portfolio. The allowance consists of four specific components: (i) a specific allowance allocated to loans subject to individual analysis, (ii) an allowance allocated to classified loans not otherwise subject to individual analysis, (iii) an allowance allocated to nonclassified loans, and (iv) an unallocated balance.

Acquired Loans or Debt Securities:  Loans or debt securities acquired through a purchase or as part of a business combination that exhibit credit weaknesses are recorded at fair value; valuation allowances are not established at the time the asset is initially recorded. We estimate the amount and timing of expected cash flows for each purchased loan or pool of loans, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the asset. Any excess of contractual principal and interest over the expected cash flows is not recorded.

Federal Home Loan Bank Stock:  The Bank is a member of the FHLB system. As a member, it is required to hold a certain level of common stock issued by the FHLB based on borrowing levels and other factors. The stock held reflects required purchases and stock dividends on previously owned stock and is recorded at par value. Both cash and stock dividends received are recorded as income. The stock is restricted and any excess stock held beyond the amount required may be sold back to the FHLB at times and in amounts that it approves. Historically, the redemption value has been equal to the par value. The Bank’s holdings are primarily in stock issued by the FHLB of Cincinnati and are periodically reviewed for impairment.

Foreclosed Assets:  Assets acquired through foreclosure or received from the borrower in full or partial settlement of a loan obligation are initially recorded at fair value less estimated selling costs. If a subsequent deterioration in value occurs, a specific valuation allowance is established with a corresponding charge to

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

expense. Costs to carry foreclosed assets after they are initially recorded are expensed as incurred. Gains and losses resulting from the sales of foreclosed assets are recorded in “real estate owned expense” on the statement of income.

Certain of these assets are classified as real estate held for investment since income is generated from the rental of the properties. Real estate held for investment is depreciated using the straight-line method over the estimated useful lives of the assets. Gains and losses resulting from the sales of real estate held for investment are recorded in “other expense” on the statement of income.

Premises and Equipment:  Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. For tax purposes, depreciation on certain assets is calculated using accelerated methods. The estimated useful lives are based on the asset type and range from three to ten years for furniture, fixtures and equipment and 15 to 40 years for buildings and improvements to land and buildings. Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value. Leasehold improvements are capitalized and amortized on a straight-line basis over the lease terms or the estimated useful lives of the improvements, up to 40 years, whichever is shorter. Maintenance and repair of premises and equipment are charged to expense as incurred.

Securitizations:  Periodically, we will securitize residential real estate loans in order to gain access to a larger number of buyers than would typically be interested in whole loan purchases. Historically, residential real estate loans have been securitized with a third party. The securitization is recorded as a sale when control of the loan has been relinquished. A gain or loss is recorded based on the difference between the sales proceeds and the carrying amount of the assets transferred. If the servicing is retained, a servicing right is initially recorded at its fair value. If the securitization and the sale take place simultaneously, the gain or loss is included in “mortgage banking gains” on the statement of income. If the securities are retained and subsequently sold, the gain or loss is included in “net gains on sales of securities” on the statement of income.

Mortgage Servicing Rights:  MSRs represent the value of retained servicing rights on loans sold or securitized. When loans are sold or securitized and the servicing rights are retained, the servicing rights are initially recorded at their fair value. Servicing rights are included in “other assets” on the statement of financial condition and are amortized in proportion to, and over the period of, the estimated net servicing income. Servicing income is typically based on a percentage of the outstanding principal balance or a fixed amount per loan and is recognized monthly on a cash basis when the loan payment is collected. Loan servicing income consists of the fees collected, net of the amortization of servicing rights and charges or credits associated with the impairment of servicing rights.

Subsequent to initial recognition, servicing rights are recorded at the lower of amortized cost or fair value based on an independent third-party appraisal. Servicing rights do not trade in an active, open market with readily observable prices. Although sales occur, the precise terms and conditions are not typically readily available. Therefore, fair value is determined by calculating the present value of future cash flows associated with servicing the loans. This calculation is based on assumptions as to loan prepayment speeds, the current short-term earnings rate on idle cash, delinquency rates, servicing costs and a discount rate which takes into account the current rate of return anticipated by holders of the servicing rights. Changes in these assumptions could cause the fair value of mortgage servicing rights to change in the future.

Servicing rights are evaluated for possible impairment on a quarterly basis. This process involves grouping the servicing rights by risk factors such as the current rate of interest, the term of the loan, the variability of the interest rate over the life of the loan or the type of collateral. If the valuation indicates that the carrying amount of the servicing rights exceeds their fair value, the carrying amount is reduced through a valuation allowance and a corresponding charge to “loan servicing income” on the statement of income. In future

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

periods, if impairment in a particular grouping no longer exists, the valuation allowance is reversed and the servicing rights are restored to their original allocated basis less amortization.

Sales of servicing rights are recorded when title passes to the buyer, the risks and rewards of ownership have been transferred to the buyer and any contingencies related to the sale are minor and can be reasonably estimated.

Company-Owned Life Insurance:  We have purchased life insurance policies on certain officers. Company-owned life insurance is recorded at its cash surrender value, which represents the amount that can be realized. There are no split-dollar features on our life insurance policies.

Goodwill and Other Intangible Assets:  Goodwill results from business combinations and represents the amount by which the cost of tangible assets and liabilities and identifiable intangible assets acquired exceeds their fair value. Goodwill is assessed for impairment at least annually and any such impairment is recognized in the period it is identified. Identifiable intangible assets, primarily core deposit intangibles, are recorded at cost and amortized over their estimated lives ranging from three to ten years.

Treasury Stock:  We use stock repurchases as a component of our capital strategy after considering market and economic factors, the effect on shareholder dilution, the adequacy of our capital, the effect on our liquidity and an assessment of other alternatives. The purchases are made through open market or privately negotiated transactions in accordance with applicable regulations of the SEC. The shares acquired are recorded at cost. Shares repurchased by us may be used in connection with our stock option or other stock-based plans and for general corporate purposes such as expansion or acquisitions. Shares reissued in connection with acquisitions, exercises of stock options and other purposes are removed from the treasury stock account at the average cost of the treasury shares.

Derivative Instruments and Hedging Activities:  All derivative instruments are recorded at their fair values. Derivatives that serve the economic purpose of a hedge may or may not be designated as a hedge for accounting purposes. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. The effective portion of fair value adjustments related to cash flow hedges is recorded in other comprehensive income or loss and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are recorded in income as they occur. If a hedge of fair values is dedesignated, the fair value adjustment of the hedged item is generally accounted for as a yield adjustment over its remaining life. If a hedge of cash flows is dedesignated, the fair value adjustment in accumulated other comprehensive income or loss is either included in current earnings or reclassified to earnings over the remaining term of the originally designated hedging relationship, depending upon the dedesignation circumstances.

Stock Compensation:  We recognize the cost of all stock-based awards as a component of salaries and employee benefits expense over the service period of the stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model. The fair value of stock grants is based on the market value of the stock at the date of grant. Tax benefits in excess of the recognized compensation cost for stock-based awards are presented in the Consolidated Statements of Cash Flows as financing cash inflows. Unearned compensation related to the RRP is included in additional paid-in-capital.

Employee Stock Ownership Plan:  The cost of shares issued to the ESOP, but not yet allocated to participants, is recorded as a reduction to shareholders’ equity. Compensation expense is based on the market price of the shares and recorded as they are committed to be released to participant accounts. Dividends on allocated ESOP shares are recorded as a reduction to shareholders’ equity, while dividends on unallocated ESOP shares are recorded as a reduction to intercompany debt and accrued interest.

Income Taxes:  We record income tax expense based on the amount of tax currently payable or receivable and the change in deferred tax assets and liabilities. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

purposes. We conduct quarterly assessments of all available evidence to determine the amount of deferred tax assets that are more-likely-than-not to be realized. The available evidence used in connection with these assessments includes taxable income in current and prior periods, projected future taxable income, potential tax-planning strategies, market capitalization and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

Earnings Per Common Share:  Basic earnings per common share is calculated by dividing income attributable to common shareholders by the weighted-average number of shares outstanding during the reporting period. ESOP shares are considered outstanding for this calculation unless they are unallocated. RRP shares are considered outstanding when they become vested. Diluted earnings per common share may include the dilutive effects of RRP shares, the potential issuance of additional shares under existing stock options using the treasury stock method, and the potential issuance of shares under the warrant pertaining to the U.S. Treasury’s CPP.

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

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. We do not believe there are any unrecorded loss contingencies that will have a material effect on our consolidated financial statements.

Fair Value of Financial Instruments:  Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 20 (“Fair Value Measurements”). Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Subsequent Events:  We have evaluated events and transactions through the time the consolidated financial statements were issued. Financial statements are considered issued when they are widely distributed to all shareholders and other financial statement users, or filed with the SEC. In conjunction with applicable accounting standards, all material subsequent events have been either recognized in the consolidated financial statements or disclosed in the notes to the consolidated financial statements.

Effect of Recent Accounting Pronouncements:

Fair value measurements.  In September 2006, the FASB issued accounting guidance regarding fair value measurements. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance was originally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued further guidance, effective upon issuance, which delayed the effective date of the September 2006 guidance for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Fair value option for financial assets and liabilities.  In February 2007, the FASB issued accounting guidance regarding the fair value option for financial assets and liabilities. The objective of this guidance is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This guidance allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur.

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

This guidance also establishes certain additional disclosure requirements. It was effective as of the beginning of the first fiscal year beginning after November 15, 2007, with early adoption permitted. We did not elect early adoption and therefore adopted this guidance on July 1, 2008. At that time, we elected the fair value option for certain investment securities and loans held for sale.

Written loan commitments accounted for at fair value.  In November 2007, the SEC issued guidance which expresses its views regarding written loan commitments that are accounted for at fair value through earnings under GAAP. The SEC’s views are consistent with FASB guidance regarding the fair value option for financial assets and liabilities in that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. We adopted this SEC guidance on January 1, 2008. The adoption of this guidance resulted in a $1 million increase in mortgage banking gains for the year ended June 30, 2008.

Business combinations.  In December 2007, the FASB issued accounting guidance regarding business combinations which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value as of the acquisition date. This guidance also requires additional disclosures to improve the statement user’s ability to evaluate the nature and financial effects of business combinations. For us, it will apply to business combinations that occur after June 30, 2009. Since this guidance will be applied prospectively, there was no impact on our consolidated financial statements upon adoption.

Noncontrolling interests.  In December 2007, the FASB issued accounting guidance regarding noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Disclosures about derivatives and hedging activities.  In March 2008, the FASB issued accounting guidance regarding disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about: (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures referred to above are included in Note 18 “Commitments, Contingencies and Guarantees” and in Note 20 “Fair Value Measurements.”

Determining fair value when volume and level of activity have significantly decreased and identifying transactions that are not orderly.  In April 2009, the FASB issued accounting guidance regarding the determination of fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This guidance affirms the approach to estimating fair value when there is no active market, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless otherwise proven and requires an entity to disclose any change in valuation technique. This guidance became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recognition and presentation of other-than-temporary impairments.  In April 2009, the FASB issued new accounting guidance regarding recognition and presentation of other-than-temporary impairment. This guidance changes the “ability and intent to hold” provision for debt securities and states that impairment is considered to be other-than-temporary if a company: (i) intends to sell the security, (ii) more-likely-than-not

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost. This guidance also changes the “probability” standard related to the collectability of cash flows and states that impairment is considered to be other-than-temporary if the present value of cash flows expected to be collected is less than the amortized cost (credit loss). Other-than-temporary losses also need to be separated between the amount related to credit loss (which is recognized in current earnings) and the amount related to all other factors (which is recognized in other comprehensive income). This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Interim disclosures about fair value of financial instruments.  In April 2009, the FASB issued accounting guidance regarding interim disclosures about fair value of financial instruments. This guidance requires disclosures about fair value of financial instruments in interim, as well as annual financial statements, of publicly traded companies. This guidance became effective for interim reporting periods ending after June 15, 2009.

Subsequent events.  In May 2009, the FASB issued accounting guidance regarding subsequent events. This accounting guidance is similar to the previously existing standard, with some exceptions that do not result in significant changes in practice. This new guidance was effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. In preparing these financial statements, we evaluated subsequent events through the time the financial statements were issued.

FASB accounting standard codification.  In June 2009, the FASB issued accounting guidance that establishes the CodificationTM as the single source of authoritative nongovernmental GAAP. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. All existing accounting standard documents are superseded and all other accounting literature not included in the CodificationTM is considered nonauthoritative. The CodificationTM is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have made the appropriate changes to GAAP references in the consolidated financial statements.

Fair value measurements pertaining to liabilities.  In August 2009, the FASB issued accounting guidance regarding fair value measurements and disclosures pertaining to liabilities. This guidance specifies alternative approaches that can be used to measure fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs related to the existence of a restriction that prevents the transfer of the liability. This guidance was effective October 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Fair value of alternative investments.  In September 2009, the FASB issued accounting guidance regarding fair value measurements and disclosures — investments in certain entities that calculate net asset value per share (or its equivalent). This guidance permits, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this guidance on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with established measurement principles as of the reporting entity’s measurement date. It also requires disclosures by major category of investment about the attributes of investments. This guidance is effective for interim and annual periods ending after December 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Transfers and servicing of financial assets.  In December 2009, the FASB issued accounting guidance regarding transfers and servicing which will amend previous guidance and improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, it requires enhanced disclosures about the risks that a transferor continues to be exposed to as a result of continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

through clarifications of the requirements for isolation and limitations on portions of financial assets eligible for sale accounting. This guidance is effective for the first annual period beginning after November 15, 2009. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Consolidation of variable interest entities.  In December 2009, the FASB issued accounting guidance regarding consolidations. This guidance addresses the effects of eliminating the qualifying special-purpose entity concept from previous FASB guidance and the transparency involved with variable interest entities. The amendments in this guidance replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the authority to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and: (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity The amendments in this guidance also require additional disclosures about an enterprise’s involvement in variable interest entities. This guidance became effective for interim and annual periods beginning after November 15, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Improving disclosures about fair value measurements.  In January 2010, the FASB issued accounting guidance regarding fair value measurements and disclosures — improving disclosures about fair value measurements. This guidance amends previous FASB guidance to require reporting entities to make new disclosures about recurring or nonrecurring fair value measurements, including significant transfers into and out of Level 1 and Level 2 fair value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. It also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The new disclosures about purchases, sales, issuances and settlements in the roll forward activity for Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010, with early adoption permitted. We have not yet determined whether we will elect early adoption of this guidance.

Loan modifications.  In April 2010, the FASB issued accounting guidance regarding the effect of a loan modification when the loan is part of a pool that is accounted for as a single asset. This guidance provides that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. This guidance does not affect the accounting for loans that are not accounted for within pools. Loans accounted for individually continue to be subject to the troubled debt restructuring accounting provisions. This guidance is effective prospectively for modifications of loans accounted for within pools occurring in the first interim or annual period ending on or after July 15, 2010, with early adoption permitted. Upon initial adoption of this guidance, an entity may make a one-time election to terminate accounting for loans as a pool. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. We have not yet determined whether we will elect early adoption of this guidance and we are currently evaluating the potential impact on our consolidated financial statements.

Notes To Consolidated Financial Statements

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES - (continued)

Tax effects of the 2010 health care reform acts.  In April 2010, the FASB issued accounting guidance regarding the accounting for certain tax effects of the 2010 health care reform acts. This guidance addresses changes in accounting for income taxes resulting from the recently issued Health Care and Education Reconciliation Act of 2010 and the Patient Protection and Affordable Care Act. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Disclosures about the credit quality of financing receivables and the allowance for credit losses.  In July 2010, the FASB issued accounting guidance regarding additional disclosure requirements related to the credit quality of financing receivables and the allowance for credit losses, including increased disclosure of credit quality indicators, past due information, and modifications of financing receivables (troubled debt restructurings). Disclosures regarding period end information are effective for interim and annual reporting periods ending on or after December 15, 2010. Disclosures regarding activity during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.

NOTE 2 — ACQUISITIONS AND DIVESTITURES

Acquisitions and divestitures entered into during the past three years are summarized below.

Acquisitions

OC Financial, Inc.  On June 30, 2008, we acquired OC Financial, Inc. a Dublin, Ohio-based financial holding company that owns Ohio Central Savings. We issued 538,631 shares of our common stock valued at $7.5 million as consideration for the transaction. As of that date, we acquired $68 million in assets, which included $42 million in loans, $15 million in securities and $1 million in intangible assets. We also assumed $61 million in liabilities which included $44 million in deposits and $10 million in long-term debt. Goodwill resulting from this acquisition was $2 million, none of which is deductible for income tax purposes. The acquisition expanded our retail presence in northern and central Ohio. On July 11, 2008, our two federally-chartered savings association subsidiaries, Ohio Central Savings and First Place Bank merged into a single federal savings association with the name First Place Bank.

Hicksville Building, Loan and Savings Bank.  On October 31, 2007, we acquired Hicksville Building, Loan and Savings Bank (“HBLS Bank”), located in Hicksville, Ohio. We paid $4 million in cash as consideration for the transaction. As of that date, we acquired $53 million in assets, which included $33 million in loans and $1 million in intangible assets and assumed $49 million in liabilities which included $40 million in deposits and $9 million in long-term debt. Goodwill resulting from this acquisition was less than $1 million, none of which is deductible for income tax purposes. The acquisition expanded our retail presence in northwestern Ohio. On November 26, 2007, our two federally-chartered savings association subsidiaries, HBLS Bank and First Place Bank merged into a single federal savings association with the name First Place Bank. On July 9, 2010, we sold our Hicksville branch.

Divestitures

APB Financial Group, Ltd.  On June 2, 2010, we sold our affiliate, APB Financial Group, Ltd., which provided financial planning services to corporations and high net worth individuals as we are now providing many of these services through First Place Bank. This reorganization is part of the ongoing development and refinement of our Wealth Management business. In the transaction, we received cash proceeds of $0.3 million and recorded a nominal gain.

American Pension Benefits, Inc.  On June 1, 2009, we sold our affiliate, American Pension Benefits, Inc., which provided retirement planning services to corporations as we are now providing many of these services through First Place Bank. This reorganization is part of the ongoing development and refinement of our Wealth Management business. In the transaction, we received cash proceeds of $0.2 million and recorded a nominal loss.

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES

The fair value, gross unrealized gains and losses and amortized cost of our securities available for sale and trading securities are presented in the following tables.

(In thousands)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
June 30, 2010
Debt securities – available for sale:
U.S. Government agencies and other government sponsored enterprises	$8,262	$15	$—	$8,247
Obligations of states and political subdivisions	65,643	1,285	171	64,529
Trust preferred securities	10,418	—	2,846	13,264
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises	153,601	8,044	—	145,557
Total	237,924	9,344	3,017	231,597
Equity securities – available for sale:
Common stock	260	—	37	297
Total	260	—	37	297
Total securities available for sale	238,184	9,344	3,054	231,894
Equity securities – trading
Mortgage-backed securities mutual fund	11,358	—	—	11,358
Total	11,358	—	—	11,358
Total securities	$249,542	$9,344	$3,054	$243,252
June 30, 2009
Debt securities – available for sale:
U.S. Government agencies and other government sponsored enterprises	$4,582	$82	$—	$4,500
Obligations of states and political subdivisions	62,946	496	1,205	63,655
Trust preferred securities	8,267	—	4,955	13,222
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government-sponsored enterprises	188,722	5,107	171	183,786
Total	264,517	5,685	6,331	265,163
Equity securities – available for sale:
Common stock	297	—	—	297
Total	297	—	—	297
Total securities available for sale	264,814	5,685	6,331	265,460
Equity securities – trading
Mortgage-backed securities mutual fund	11,786	—	—	11,786
Total	11,786	—	—	11,786
Total securities	$276,600	$5,685	$6,331	$277,246

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES - (continued)

Proceeds from sales and redemptions, gross realized gains, gross realized losses, impairment charges and changes in the fair value of securities available for sale and trading securities were as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Proceeds from sales and redemptions (primarily securities available for sale)	$16,261	$4,107	$42,097
Gross realized gains on securities available for sale	657	347	773
Gross realized losses on securities available for sale	6	37	31
Impairment charges on securities available for sale	—	1,159	8,611
Change in fair value of trading securities	572	(12,284)	—

The estimated fair value and amortized cost of debt securities available for sale by remaining contractual maturity at June 30, 2010, are summarized in the following table. Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

June 30, 2010 (In thousands)	Fair Value	Amortized Cost
Debt securities – available for sale:
Due in one year or less	$2,858	$2,830
Due after one year through five years	3,794	3,624
Due after five years through ten years	25,019	24,453
Due after ten years	52,652	55,133
	84,323	86,040
One- to four-family mortgage-backed securities and collateralized mortgage obligations	153,601	145,557
Total	$237,924	$231,597

Debt and mortgage-backed securities with a fair value of $194 million and $229 million as of June 30, 2010, and 2009, respectively, were pledged to secure public deposits, repurchase agreements, borrowings from the Federal Reserve Bank and for other purposes as required or permitted by law.

Notes To Consolidated Financial Statements

NOTE 3 — SECURITIES - (continued)

The following table summarizes our debt securities available for sale that were in an unrealized loss position.

	Less than 12 months		12 months or more		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2010
Obligations of states and political subdivisions	$8,921	$66	$2,607	$105	$11,528	$171
Trust preferred securities	—	—	10,418	2,846	10,418	2,846
Total temporarily impaired securities	$8,921	$66	$13,025	$2,951	$21,946	$3,017
June 30, 2009
Obligations of states and political subdivisions	$22,596	$536	$9,542	$669	$32,138	$1,205
Trust preferred securities	1,565	786	6,702	4,169	8,267	4,955
One- to four-family mortgage-backed securities and collateralized mortgage obligations	23,947	170	153	1	24,100	171
Total temporarily impaired securities	$48,108	$1,492	$16,397	$4,839	$64,505	$6,331

A review for other-than-temporary impairment was performed as of June 30, 2010 and 2009, on the portfolio of trust preferred securities. In each of the last two fiscal years, the value of our trust preferred securities at June 30 was lower that their cost basis of $13 million. At June 30, 2010, the securities had a value of $10 million, compared with a value of $8 million at June 30, 2009. The trust preferred securities portfolio consists of large single issuers with investment grade credit ratings of Baa3 or higher by Moody’s Investors Service Inc., which are within our investment policy guidelines. Each of the issuers is a recipient of the U.S. Treasury’s TARP funding and has not deferred interest on their obligations. The decline for both fiscal years is attributable to the historically low level of interest rates, lack of liquidity in the trust preferred securities market and a lack of confidence in the entire financial institution capital market. As this variable rate portfolio is based on the three-month LIBOR, it trades at a deep discount to its fixed rate counterparts. Upon an anticipated return to normalcy in the financial markets within the one-to-two year horizon and an eventual increase in interest rates, we expect this portfolio to recover. We have both the intent and ability to hold these securities through their recovery period and it is not more-likely-than-not that we will be required to sell them. Thus, no other-than-temporary impairment was recognized in fiscal years 2010 and 2009. We will continue to monitor these securities for impairment based on events and conditions which have an impact on their values.

Notes To Consolidated Financial Statements

NOTE 4 — LOANS

Our loans by category are summarized as follows:

June 30, (In thousands)	2010	2009
Residential real estate:
Permanent financing	$720,846	$803,555
Construction	63,036	47,726
Total	783,882	851,281
Commercial:
Multifamily real estate	107,501	111,281
Commercial real estate	900,973	875,836
Commercial construction	47,478	68,315
Commercial non real estate	153,603	189,083
Total	1,209,555	1,244,515
Consumer:
Home equity lines of credit	205,133	215,136
Home equity loans	117,565	129,661
Automobiles and other	18,682	27,851
Total	341,380	372,648
Total loans	$2,334,817	$2,468,444

Total loans include net deferred loan costs of $6 million at June 30, 2010, and $7 million at June 30, 2009.

Changes in the allowance for loan losses are summarized as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$39,580	$28,216	$25,851
Provision for loan losses	86,600	42,984	16,467
Allowance for loan losses acquired during the year	—	—	398
Loans charged off	(80,942)	(32,109)	(14,875)
Recoveries	437	489	375
Balance at end of year	$45,675	$39,580	$28,216

Our impaired loans were as follows:

June 30, (In thousands)	2010	2009
Loans with no allocated allowance for loan losses	$24,459	$12,494
Loans with an allocated allowance for loan losses	49,967	38,397
Total	$74,426	$50,891
Specifically allocated allowance for impaired loans	$4,176	$11,663

Years ended June 30, (In thousands)	2010	2009	2008
Average of impaired loans during the year	$70,003	$34,922	$9,790
Interest income recognized on impaired loans	4,689	378	81

Notes To Consolidated Financial Statements

NOTE 4 — LOANS - (continued)

Our nonperforming loans were as follows:

June 30, (In thousands)	2010	2009
Nonaccrual loans	$92,867	$98,753
Troubled debt restructurings performing less than six months	5,253	4,475
Total nonperforming loans	$98,120	$103,228

There were $227 thousand of loans past due more than 90 days and still accruing interest as of June 30, 2010, and $503 thousand as of June 30, 2009.

At the end of fiscal year 2009, we disclosed the possibility of incurring a loss on a $7 million lending relationship involving fraudulent collateral. The outstanding balance, which had been included in nonperforming loans, has been resolved through a combination of a $5 million recovery on an insurance policy and a charge-off. No further losses on that lending relationship are anticipated.

The amount by which loans classified as nonperforming at June 30 reduced expected interest income is presented in the table below.

Years ended June 30, (In thousands)	2010	2009	2008
Contractual interest due	$7,617	$5,179	$4,441
Actual interest recognized	1,683	1,383	236
Net reduction to interest income	$5,934	$3,796	$4,205

NOTE 5 — MORTGAGE SERVICING RIGHTS

Changes in the carrying amount of our MSRs are summarized as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$20,114	$14,272	$20,785
Servicing rights retained from loan sales	14,186	12,919	7,477
Servicing rights acquired	—	—	211
Servicing rights sold	—	—	(9,916)
Decrease (increase) in valuation allowance	459	(952)	(100)
Amortization	(6,039)	(6,125)	(4,185)
Balance at end of year	$28,720	$20,114	$14,272

The fair value of MSRs was $29 million at June 30, 2010, and $22 million at June 30, 2009. The fair value was estimated by calculating the present value of future cash flows associated with servicing the loans. The primary assumptions on which this calculation was based are as follows:

June 30,	2010	2009
Weighted-average interest rate	5.31%	5.68%
Weighted-average servicing fee	0.26	0.27
Weighted-average discount rate	10.76	11.71
Weighted-average prepayment speed (“CPR”)	16.24	15.85

Notes To Consolidated Financial Statements

NOTE 5 — MORTGAGE SERVICING RIGHTS - (continued)

Changes in the valuation allowance for MSRs are summarized as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$1,052	$100	$—
Additions expensed	487	1,363	450
Reductions credited to expense	(946)	(411)	(350)
Balance at end of year	$593	$1,052	$100

Loans serviced for others, which are not reported as assets, totaled $2.859 billion and $2.052 billion at June 30, 2010 and 2009, respectively. Noninterest-bearing deposits included $24 million and $18 million of custodial account deposits related to loans serviced for others as of June 30, 2010 and 2009, respectively.

NOTE 6 — SECURITIZATIONS

Periodically, we will securitize residential real estate loans in order to gain access to a larger number of buyers than would typically be interested in whole loan purchases. During 2010, 2009, 2008, and at times in the past, we have securitized loans, sold the securities and retained the right to service those loans. Our retained servicing rights are disclosed in Note 5 (“Mortgage Servicing Rights”). For each securitization the issuer of the security has been a government-sponsored enterprise. Information on our securitizations is presented below.

(Dollars in thousands)	2010	2009	2008
Activity related to new securitizations for the years ended June 30:
Principal balance of loans securitized	$22,436	$21,965	$14,445
Principal balance of securitized assets sold	22,436	21,965	14,445
Initial value of loan servicing rights retained	289	195	175
Gain (loss) on sale of securitized assets	186	(43)	7
Assumptions to determine fair value of servicing rights retained:
Discount rate	14.00%	12.30 – 16.00%	14.50 – 15.00%
Annual prepayment speed (“CPR”)	23.27%	10.51 – 26.21%	18.00 – 27.00%
Anticipated delinquency	10.47%	6.89%	4.90%
Weighted-average expected life in months	43	37 – 86	35 – 50
Activity related to all securitization interests:
Net charge-offs on securitized loans	$61	$9	$—
Servicing revenue from securitized loans	220	240	370
Securitization information at June 30:
Principal balance of loans securitized	$90,891	$93,158	$97,268
Principal balance of securitized assets sold	90,891	93,158	97,268
Fair value of loan servicing rights retained	544	607	688
Loans delinquent 30 days or more	5,016	4,451	2,630
Assumptions to determine fair value of servicing rights retained:
Discount rate	10.50 – 16.23%	10.50 – 16.00%	10.00 – 15.00%
Annual prepayment speed (“CPR”)	7.88 – 55.64%	11.28 – 28.38%	15.80 – 33.50%
Anticipated delinquency	10.54%	7.93%	6.51%
Weighted-average expected life in months	20 – 126	6 – 78	10 – 60

Notes To Consolidated Financial Statements

NOTE 6 — SECURITIZATIONS - (continued)

The fair value of loan servicing rights retained can change significantly over time as the underlying assumptions used in the valuation change. The following table shows how the fair value of servicing rights would change in response to immediate adverse changes in each of the key assumptions used in the valuation. These projections are hypothetical and should be used with caution. They reflect the impact of only one change in one variable at a time. Extrapolation of these results beyond the assumptions indicated may not produce meaningful results. All variables are dynamic, are subject to change at any time, and may interrelate so that movement in one may cause movement in another.

Projected values of loan servicing rights retained from securitizations under various adverse alternative assumptions are as follows:

June 30, (In thousands)	2010	2009
1% added to discount rate	$526	$592
2% added to discount rate	510	579
10% increase in annual prepayment speed (“CPR”)	512	572
20% increase in annual prepayment speed (“CPR”)	485	541
10% increase in delinquency rate	540	602
20% increase in delinquency rate	537	598

NOTE 7 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, we have granted loans to executive officers, directors and their related business interests. A summary of our related party loan activity is as follows:

Year ended June 30, (In thousands)	2010	2009
Balance at beginning of year	$1,314	$2,023
New loans	1,657	1,503
Sales of loans to third-party investors	(470)	(823)
Repayments	(713)	(1,389)
Balance at end of year	$1,788	$1,314

At June 30, 2010 and 2009, deposits from executive officers, directors and their related business interests were $4 million and $6 million, respectively.

NOTE 8 — PREMISES AND EQUIPMENT

Our premises and equipment by category are summarized as follows:

June 30, (In thousands)	2010	2009
Land and improvements	$13,377	$13,330
Buildings and improvements	39,177	38,732
Leasehold improvements	2,436	2,607
Furniture and equipment	11,693	11,569
Computer equipment and software	15,666	14,950
Construction in process	908	195
	83,257	81,383
Less accumulated depreciation	34,094	29,161
	$49,163	$52,222

Depreciation expense totaled $6 million in 2010 and $5 million in both 2009 and 2008.

Notes To Consolidated Financial Statements

NOTE 8 — PREMISES AND EQUIPMENT - (continued)

Our subsidiaries have entered into a number of noncancelable operating lease agreements with respect to premises. Minimum future rental payments under operating leases that have initial noncancelable terms in excess of one year as of June 30, 2010, are as follows:

Years ending June 30, (In thousands)
2011	$2,449
2012	2,105
2013	1,691
2014	1,401
2015	1,199
Thereafter	8,896
Total	$17,741

Rental expense for cancelable and noncancelable operating lease agreements totaled $3 million for each of the years 2010, 2009 and 2008.

NOTE 9 — GOODWILL, CORE DEPOSIT AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of our goodwill are as follows:

Years ended June 30, (In thousands)	2010	2009
Balance at beginning of year	$885	$93,626
Goodwill impairment	—	(93,741)
Goodwill acquired or adjusted during the year	131	1,000
Balance at end of year	$1,016	$885

Goodwill impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that an asset may be impaired, by comparing the fair value of goodwill to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. We typically conduct our annual test for goodwill impairment during the fourth quarter of our fiscal year.

During 2009, deteriorating economic conditions significantly impacted our financial results and those of the banking industry in general. For the first six months of the year, our earnings were adversely impacted by an increase in credit losses in the loan portfolio, declines in the fair value of certain securities and the impairment of MSRs. The market price of our common stock declined from an average closing price of $12.27 per share during the fourth quarter of fiscal 2008 to an average closing price of $5.62 per share during the second quarter of fiscal 2009, representing a 53.8% decrease. The closing market price of our common stock on December 31, 2008, was $3.83 per share, well below the book value per share of $18.23 prior to any goodwill impairment charge. Although there was evidence that the stock price reflected an illiquid market and may not have been a clear indicator of fair value, the extent of the difference identified potential goodwill impairment and the need to conduct an evaluation for impairment in the second quarter of fiscal 2009.

The first step in goodwill impairment testing is to determine the estimated fair value of the Company. If the carrying amount (i.e., shareholders’ equity) of the Company exceeds its estimated fair value, goodwill impairment may be indicated. In such a case, a second step is performed in which the carrying amount of the Company is compared to the estimated aggregate fair values of its individual assets, liabilities and identifiable intangibles to determine the amount of any goodwill impairment. At December 31, 2008, the carrying amount of the Company significantly exceeded its fair value based on the market value of the Company’s common

Notes To Consolidated Financial Statements

NOTE 9 — GOODWILL, CORE DEPOSIT AND OTHER INTANGIBLE ASSETS - (continued)

stock on that date. As a result, at that time we recorded an estimated impairment charge of $94 million, which was equal to the amount of goodwill outstanding. The amount of the charge was confirmed upon completion of the second test during the third quarter of fiscal 2009. Subsequent to these events, goodwill of $1 million was recorded in connection with the acquisition of a Niles, Ohio-based insurance agency by our insurance subsidiary in the third quarter of fiscal 2009.

Core deposit and other intangible assets

The following table shows the carrying amount of our intangible assets subject to amortization.

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2010
Core deposit intangibles	$25,508	$(17,983)	$7,525
Other intangible assets	769	(533)	236
Total	$26,277	$(18,516)	$7,761
June 30, 2009
Core deposit intangibles	$25,508	$(15,188)	$10,320
Other intangible assets	769	(450)	319
Total	$26,277	$(15,638)	$10,639

Amortization expense pertaining to intangible assets was $3 million in both 2010 and 2009 and $4 million in 2008.

Estimated amortization expense for intangible assets for each of the next five years is as follows:

Years ended June 30, (In thousands)
2011	$2,577
2012	2,253
2013	1,632
2014	693
2015	473
Thereafter	133
Total	$7,761

NOTE 10 — OTHER ASSETS

The following table presents the components of our other assets.

June 30, (In thousands)	2010	2009
Company-owned life insurance	$34,736	$33,422
MSRs	28,720	20,114
Prepaid expenses	19,652	1,649
Real estate owned	33,693	36,790
Other	26,597	35,720
Total other assets	$143,398	$127,695

Notes To Consolidated Financial Statements

NOTE 10 — OTHER ASSETS - (continued)

The increase in prepaid expenses was due primarily to an estimated three-year prepayment of $22 million in FDIC premiums paid in fiscal 2010. The prepayment represents our requirement under the FDIC’s 2009 Deposit Insurance Fund Restoration Plan.

Changes in the valuation allowance for real estate owned are summarized as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$4,868	$852	$181
Additions expensed	7,726	4,554	1,558
Reductions due to sales of real estate owned	(5,944)	(538)	(887)
Balance at end of year	$6,650	$4,868	$852

NOTE 11 — CERTIFICATES OF DEPOSIT

At June 30, 2010, scheduled maturities of certificates of deposit were as follows:

Years ended June 30, (In thousands)
2011	$822,866
2012	247,579
2013	71,513
2014	5,679
2015	11,180
Thereafter	244
Total	$1,159,061

At June 30, 2010, scheduled maturities of certificates of deposit of $100 thousand or more were as follows:

(In thousands)
Three months or less	$128,643
Over three through six months	162,140
Over six through twelve months	127,414
Over twelve months	133,580
Total	$551,777

Certificates of deposit of $100 thousand or more included brokered deposits of $158 million at June 30, 2010, and $194 million at June 30, 2009. We also had $2 million and $4 million of brokered deposits with balances of less than $100 thousand at June 30, 2010 and 2009, respectively. Currently, the OTS, our primary regulator, has limited our brokered deposits to approximately $231 million.

Notes To Consolidated Financial Statements

NOTE 12 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The following table presents the components of our short-term borrowings.

	2010		2009
June 30, (Dollars in thousands)	Amount	Weighted- average Rate	Amount	Weighted- average Rate
Short-term borrowings:
FHLB advances	$6,026	6.07%	$153,993	2.87%
Securities sold under agreements to repurchase	29,716	0.85	33,165	1.34
Federal Reserve borrowings	—	—	136,300	0.50
Total	$35,742	1.73	$323,458	1.71

Selected financial information pertaining to the components of our short-term borrowings is as follows:

(Dollars in thousands)	2010	2009	2008
FHLB advances:
Average daily balance during the year	$64,475	$111,242	$98,114
Weighted-average rate during the year	3.91%	4.40%	4.35%
Maximum month-end balance during the year	$137,037	$153,993	$157,360
Securities sold under agreements to repurchase:
Average daily balance during the year	$34,804	$36,373	$29,749
Weighted-average rate during the year	1.07%	2.06%	3.44%
Maximum month-end balance during the year	$36,198	$41,965	$40,301
Federal Reserve borrowings:
Average daily balance during the year	$35,123	$3,938	—
Weighted-average rate during the year	0.28%	0.70%	—
Maximum month-end balance during the year	$117,000	$136,300	—
Lines of credit with commercial banks:
Average daily balance during the year	$41	$776	$1,294
Weighted-average rate during the year	1.01%	2.10%	3.69%
Maximum month-end balance during the year	—	—	$29,340

Notes To Consolidated Financial Statements

NOTE 12 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT - (continued)

The following table presents the components of our long-term debt.

	2010		2009
June 30, (Dollars in thousands)	Amount	Weighted- average Rate	Amount	Weighted- average Rate
Long-term debt:
First Place Bank:
FHLB advances	$266,721	3.52%	$223,303	3.90%
Securities sold under agreements to repurchase	50,000	4.19	50,000	4.19
	316,721	3.63	273,303	3.95
Parent Company:
Junior subordinated debentures owed to unconsolidated trusts	61,856	4.49	61,856	5.53
Total	$378,577	3.77	$335,159	4.24

Scheduled principal payments on long-term debt were as follows:

June 30, (In thousands)	First Place Bank	Parent Company	Total
2011	$—	$—	$—
2012	10,073	—	10,073
2013	20,315	—	20,315
2014	20,504	—	20,504
2015	76,732	—	76,732
Thereafter	189,097	61,856	250,953
Total	$316,721	$61,856	$378,577

The Bank has a borrowing capacity of $50 million with the Federal Reserve Bank through its discount window, all of which was available at June 30, 2010. The Bank has pledged approximately $279 million and $8 million of consumer loans and securities, respectively, at June 30, 2010.

At June 30, 2010, FHLB advances were secured by pledges of specific multifamily loans of $30 million, one- to four-family residential loans of $550 million, one- to four-family loans held for sale of $142 million and our investment in FHLB stock. Based on existing collateral, we had $51 million in additional borrowing capacity at the FHLB at June 30, 2010. FHLB advances generally carry prepayment penalties equal to the present value of the difference in interest calculated using the rate on the loan and the current rate for loans with similar terms and remaining maturities. FHLB advances totaling $40 million at June 30, 2010, which are scheduled to mature in 2011 and later years, can be called by the issuer on various dates and under various conditions.

At June 30, 2010, we had a $10 million unsecured line of credit with a commercial bank, all of which was available.

Securities sold under agreements to repurchase had a fair value of $101 million at June 30, 2010, and $107 million at June 30, 2009. Securities sold under agreements to repurchase are typically held by an independent third party when they are for retail customers and are delivered to the counterparty when they are wholesale borrowings with brokerage firms. At maturity, the securities underlying the agreements are returned to us. Securities sold under agreements to repurchase totaling $40 million at June 30, 2010, which are scheduled to mature in fiscal 2016 and later years, can be called by the issuer on various dates and under various conditions.

Notes To Consolidated Financial Statements

NOTE 12 — SHORT-TERM BORROWINGS AND LONG-TERM DEBT - (continued)

As of June 30, 2010, we sponsored three affiliated trusts, First Place Capital Trust, First Place Capital Trust II and First Place Capital Trust III (collectively the “Trust Affiliates”), that issued $60 million of Guaranteed Capital Trust Securities (“Trust Preferred Securities”). In connection with these transactions, we issued $62 million of Junior Subordinated Deferrable Interest Debentures (“Junior Debentures”) to the Trust Affiliates. The Trust Affiliates were formed for the purpose of issuing Trust Preferred Securities to third-party investors and investing the proceeds from the sale of these capital securities solely in our Junior Debentures. The Junior Debentures held by each Trust Affiliate are the sole assets of that trust. The proceeds received from the Trust Affiliates were used for acquisitions, to increase the capital of the Bank and for general corporate purposes.

Distributions on the Trust Preferred Securities issued by First Place Capital Trust and First Place Capital Trust II are payable quarterly at a variable rate equal to the three-month LIBOR plus 2.85%. Distributions on the Trust Preferred Securities issued by First Place Capital Trust III are payable quarterly at a fixed rate of 5.69% for five years, through September 2010, and a floating rate that resets quarterly to the three-month LIBOR plus 1.45% for the remaining 25 years.

The Trust Preferred Securities are subject to mandatory redemption, in whole or in part, upon repayment of the Junior Debentures. We have entered into an agreement that fully and unconditionally guarantees the Trust Preferred Securities subject to the terms of the guarantee.

As of June 30, 2010, The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust and First Place Capital Trust II may be redeemed at par. The Trust Preferred Securities and the Junior Debentures issued by First Place Capital Trust III may be redeemed for a premium through September 15, 2010, at the greater of: (i) 107.5% of the principal amount of the Junior Debentures or (ii) the sum of the present values of the scheduled payments of principal during the fixed rate period remaining life of the Debentures discounted to the special redemption date on a quarterly basis at the treasury rate. After September 15, 2010, the issuer may redeem the Trust Preferred Securities and Junior Debentures issued by First Place Capital Trust III at par.

The following table presents the components of the Junior Debentures issued by us to the Trust Affiliates. The amounts presented in the table represent the par value of the obligations owed to the Trust Affiliates, including our equity interest in the trusts.

	2010		2009
June 30, (Dollars in thousands)	Amount	Weighted- average Rate	Amount	Weighted- average Rate
Variable rate junior subordinated debentures owed to First Place Capital Trust due January 23, 2034	$15,464	3.29%	$15,464	5.37%
Variable rate junior subordinated debentures owed to First Place Capital Trust II due January 23, 2034	15,464	3.29	15,464	5.37
Fixed rate 5.69% junior subordinated debentures owed to First Place Capital Trust III due September 15, 2035	30,928	5.69	30,928	5.69
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$61,856	4.49	$61,856	5.53

Interest on all three issues of trust preferred securities may be deferred for a period of up to five years at the option of the issuer. Our interests in the trusts are accounted for using the equity method of accounting for investments.

Notes To Consolidated Financial Statements

NOTE 13 — STOCK COMPENSATION PLANS

On July 2, 1999, the shareholders approved and the Board of Directors established the 1999 Incentive Plan (“1999 Plan”). The 1999 Plan gives the Board the authority to compensate directors, key employees and individuals performing services as consultants or independent contractors with stock awards for their services to us. The awards authorized include incentive stock options, nonqualified stock options and stock grants. The granting of stock awards is also referred to as the RRP. The 1999 Plan originally authorized 1,124,125 shares of common stock for options and 449,650 for grants for a total of 1,573,775 shares. Subsequent to the establishment of the 1999 Plan, 587,500 shares were added to the shares available for options as a result of our acquisition of another institution. Stock options and stock grants reduce the shares available for grant, while forfeited awards increase the shares available. As of June 30, 2010, there were no shares available to be awarded as stock grants or options under the 1999 Plan.

On October 28, 2004, the shareholders approved the creation of the 2004 Incentive Plan (“2004 Plan”). The structure and provisions of this plan are similar to the 1999 Plan. It also provides for awards to be issued in the form of incentive stock options, nonqualified stock options and stock grants. A total of 1,000,000 common shares may be issued under the 2004 Plan in any combination of the three types of awards. As of June 30, 2010, a total of 324,155 shares have been awarded as stock options, 68,742 options have been forfeited and 744,587 shares are available to be awarded under the 2004 Plan.

Stock Options

We have issued incentive stock options and nonqualified stock options under the 1999 Plan and the 2004 Plan. Option awards become exercisable in accordance with the vesting schedule determined on the grant date of the award. Generally, the option period expires ten years from the date of grant and the exercise price is the market price at the date of grant.

Stock option activity under the plans was as follows:

	2010		2009		2008
Years ended June 30,	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock options outstanding at beginning of year	827,495	$13.99	698,371	$14.72	750,787	$14.71
Forfeited	(411,076)	12.40	(43,944)	16.51	(19,400)	20.47
Exercised	—	—	—	—	(61,550)	12.18
Granted	24,000	4.26	173,068	11.71	28,534	13.34
Stock options outstanding at end of year	440,419	14.94	827,495	13.99	698,371	14.72
Stock options exercisable at end of year	177,411		571,811		553,401

The weighted-average fair value of stock options granted during the years 2010, 2009 and 2008 was $2.33, $3.17 and $2.15, respectively.

Our current practice for stock option exercises is to issue shares out of treasury stock. At June 30, 2010, we had 1,141,811 treasury shares available for future stock option exercises and for general corporate purposes.

Notes To Consolidated Financial Statements

NOTE 13 — STOCK COMPENSATION PLANS - (continued)

The fair value of stock options granted was determined at the date of grant using the Black-Scholes option pricing model and the range of assumptions presented below.

Years ended June 30,	2010	2009	2008
Weighted-average risk-free interest rate	2.51 – 2.91%	2.20 – 3.75%	2.58 – 2.88%
Average option life	6.4 – 6.5 years	6.4 – 6.5 years	6.3 years
Historical share price volatility	55.94 – 57.60%	29.18 – 45.51%	27.23 – 28.88%
Future dividend yield	0.00 – 1.19%	1.79 – 6.49%	4.97 – 5.36%

The weighted-average risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the average option life. The average option life represents the weighted-average period of time that options granted are expected to be outstanding considering vesting schedules, as well as historical exercise and forfeiture patterns. Historical share price volatility reflects the historical volatility of our common stock. The future dividend yield is based on our dividend yield on the option grant date.

Proceeds, related tax benefits recognized and the intrinsic value of stock options exercised were as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Proceeds from options exercised	$—	$—	$750
Related tax benefit recognized	—	—	90
Intrinsic value of options exercised(a)	—	—	267

(a)	The intrinsic value of a stock option is the amount by which the fair value of the underlying stock exceeds the exercise price of the option.

Stock options outstanding were as follows:

	Outstanding		Exercisable
June 30, 2010 Range of Exercise Prices	Shares	Weighted- Average Remaining contractual Life (in years)	Shares	Weighted- Average Exercise Price
$ 2.24 – 3.00	8,000	8.7	—	—
3.01 – 4.00	12,000	9.1	—	—
4.01 – 6.00	12,000	9.8	—	—
6.01 – 9.00	—	—	—	—
9.01 – 12.00	57,500	0.8	56,000	$11.49
12.01 – 15.00	167,541	8.1	14,267	13.34
15.01 – 18.00	5,044	4.1	5,044	16.90
18.01 – 21.00	101,000	3.6	100,600	19.28
21.01 – 23.72	77,334	6.2	1,500	21.60
Total	440,419	5.8	177,411	16.30
Aggregate intrinsic value	$6		$—

The weighted-average remaining contractual life of exercisable stock options outstanding at June 30, 2010, was 3.0 years. Substantially all of the options outstanding are expected to vest.

Notes To Consolidated Financial Statements

NOTE 13 — STOCK COMPENSATION PLANS - (continued)

Recognition and Retention Plan

We can issue stock grants as a form of compensation to directors and key employees under the 1999 Plan and the 2004 Plan. Stock grants become vested in accordance with the vesting schedule determined on the grant date. In the event of the death or disability of a participant or a change in control, the participant’s shares will be deemed entirely earned and nonforfeitable upon such date. Recipients are entitled to receive dividends on their respective shares but are restricted from selling, transferring or assigning their shares until full vesting of such shares has occurred.

Compensation expense for grants is based on the market value of the shares at the date of the grant, which approximates their fair value, and is recognized over the vesting period. Unearned compensation is reported as a reduction to additional paid-in capital. Compensation expense for shares granted under the RRP was $87 thousand, $60 thousand and $61 thousand for 2010, 2009, and 2008, respectively.

Common stock grant activity was as follows:

	2010		2009
Years ended June 30,	Shares	Weighted- Average Grant-date Fair Value	Shares	Weighted- Average Grant-date Fair Value
Grants outstanding at beginning of year	81,446	$5.87	11,472	$21.57
Granted	—	—	72,645	3.95
Forfeited	—	—	(2,004)	21.52
Vested	(14,894)	4.39	(667)	19.39
Grants outstanding at end of year	66,552	6.22	81,446	5.87

The total fair value of shares vested during the years ended June 30, 2010 and 2009, was $52 thousand and $4 thousand, respectively.

Compensation costs for all share-based plans were as follows:

	2010		2009		2008
Years ended June 30, (In thousands)	Stock Options	Stock Grants	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation costs recognized in income	$258	$87	$276	$60	$220	$61
Related tax benefit recognized in income	—	30	—	21	90	21

As of June 30, 2010, the total unrecognized compensation cost related to nonvested stock-based awards was $0.5 million with a weighted-average expense recognition period of 2.0 years. The compensation cost yet to be recognized for stock-based awards that have been awarded but not vested is as follows:

Years ended June 30, (In thousands)	Stock Options	Stock Grants	Total Awards
2011	$132	$53	$185
2012	121	53	174
2013	16	52	68
2014	1	48	49
Total	$270	$206	$476

Notes To Consolidated Financial Statements

NOTE 14 — EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan

We maintain an ESOP for the benefit of employees of the Bank who are at least 21 years of age and who have completed at least 1,000 hours of service.

To fund the plan, the ESOP borrowed $9 million from First Place Financial Corp. for the purpose of purchasing 899,300 shares of our common stock at $10.00 per share in the conversion from mutual to stock ownership in 1998. Principal and interest payments on the loan are due in annual installments, which began December 31, 1999, with the final payments due and payable at maturity on December 31, 2016. We amended certain terms of the agreement effective January 1, 2007. Under the amended terms, interest is payable during the remaining term of the loan at a fixed rate of 5.75%. The loan is collateralized by the shares of our common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year’s principal and interest payments to the total of all principal and interest payments. Contributions to the ESOP plan were $0.7 million in each of the years 2010, 2009 and 2008. The balance of the ESOP loan was $4.0 million at June 30, 2010, and $4.4 million at June 30, 2009. Dividends on allocated shares increase participant accounts, while dividends on unallocated shares are used for debt service. ESOP compensation expense was $0.1 million, $0.2 million and $0.4 million for 2010, 2009 and 2008, respectively. The fair value of unallocated shares was $0.8 million at June 30, 2010, and $1.0 million at June 30, 2009.

Changes in the shares held by the ESOP are summarized as follows:

	Year ended June 30, 2010			Year ended June 30, 2009
	Allocated	Unallocated	Total	Allocated	Unallocated	Total
Balance at beginning of year	562,013	311,611	873,624	488,368	353,159	841,527
Allocation of shares to participants	41,548	(41,548)	—	41,548	(41,548)	—
Purchases of shares for existing participants	5,620	—	5,620	55,250	—	55,250
Distributions of shares to former participants	(18,879)	—	(18,879)	(23,153)	—	(23,153)
Balance at end of year	590,302	270,063	860,365	562,013	311,611	873,624

401(K) Plan

We maintain a 401(K) plan for the benefit of substantially all of the employees of the Bank. That plan allows employee contributions up to a maximum of $16,500 per year and contains provisions for catch-up contributions as currently permitted by applicable regulations. We may make a discretionary matching contribution. In fiscal 2010 and the last three months of fiscal 2009, we made matching contributions to eligible employees equal to 50% of the first 3% of compensation contributed. In the first nine months of fiscal 2009, we made matching contributions to eligible employees equal to 50% of the first 6% of compensation contributed. The matching contributions may take the form of cash or Company common stock from the ESOP shares that are committed to be released to employees for that year. For 2010, 2009 and 2008, 401(K) expense was $0.4 million, $0.8 million and $1.0 million, respectively.

Employee Stock Purchase Plan

We established the First Place Financial Corp. Employee Stock Purchase Plan (“ESPP”) effective May 1, 2004. The purpose of the plan is to provide employees with an opportunity to purchase shares of our common stock. Participation in the ESPP is voluntary and employees may elect a payroll deduction in any whole dollar amount between 1% and 15% of gross wages to purchase our common stock. An aggregate 150,000 shares of common stock have been approved for purchase under the ESPP. The ESPP was made available to employees in August 2004. As of June 30, 2010, 51,289 shares have been purchased under this plan, and 98,711 shares remained available for purchase.

Notes To Consolidated Financial Statements

NOTE 15 — INCOME TAXES

The components of income tax expense (benefit) included in the statement of income are summarized below.

Years ended June 30, (In thousands)	2010	2009	2008
Current	$(5,240)	$(12,111)	$9,963
Deferred	(9,739)	(268)	(6,694)
Valuation allowance on deferred tax assets	7,155	—	—
Total deferred	(2,584)	(268)	(6,694)
Total income tax expense (benefit)	$(7,824)	$(12,379)	$3,269

Income tax expense attributable to securities gains and losses approximated $0.2 million, $0.1 million and $0.3 million for 2010, 2009 and 2008, respectively.

The income tax benefit from the exercise of nonqualified stock options and the disposition of incentive stock options is recognized by crediting additional paid-in capital. No tax benefit for stock options was recognized in 2010 or 2009 and a tax benefit of $90 thousand was recognized in 2008. In addition, income tax benefits of $96 thousand and $62 thousand related to the vesting and release of ESOP shares were recognized in 2010 and 2009, respectively, by crediting additional paid-in capital. No tax benefits were recognized in 2008.

The differences between the federal statutory tax rate of 35% and our actual effective income tax rates are as follows:

Years ended June 30, (Dollars in thousands)	2010		2009		2008
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) computed at the statutory federal tax rate of 35%	$(13,662)	35.0%	$(42,985)	35.0%	$4,921	35.0%
Tax-exempt income	(902)	2.3	(897)	0.7	(742)	(5.3)
Company-owned life insurance income	(460)	1.1	(464)	0.4	(430)	(3.0)
Goodwill impairment	—	—	31,208	(25.4)	—	—
Change in valuation allowance on deferred tax assets	7,155	(18.3)	—	—	—	—
Miscellaneous items	45	(0.1)	759	(0.6)	(480)	(3.4)
Total income tax expense (benefit)	$(7,824)	20.0%	$(12,379)	10.1%	$3,269	23.3%

Notes To Consolidated Financial Statements

NOTE 15 — INCOME TAXES - (continued)

Significant components of our deferred tax assets and liabilities are as follows:

June 30, (In thousands)	2010	2009
Bad debts	$16,137	$14,102
Allowance for real estate owned	3,070	1,730
Other allowances	1,287	302
Market value adjustments	723	1,015
Nonaccrual loan interest	566	175
Net operating loss carryforwards	5,521	968
Tax credit carryforwards	1,741	66
Recognized losses on impairment of securities	976	1,027
Unrealized losses on securities available for sale	—	225
Unrealized losses on hedging	—	321
Core deposit and other intangibles	1,642	1,669
Accrued expenses	595	525
Employee stock option plan	282	446
Other	896	862
	33,436	23,433
Valuation allowance on deferred tax assets	(7,155)	—
Total tax deferred assets, net of valuation allowance	26,281	23,433
Loan servicing	10,051	7,040
FHLB stock dividends	7,100	7,100
Purchase accounting adjustments and related intangibles	1,891	2,540
Unrealized gains on securities available for sale	2,202	—
Depreciation	1,138	952
Deferred loan fees and costs	1,948	3,288
Market value adjustments	1,167	1,879
Prepaid expenses	784	471
Total tax deferred liabilities	26,281	23,270
Net deferred tax asset	$—	$163

We conduct periodic assessments of deferred tax assets to determine if it is more-likely-than-not that they will be realized. In making these assessments we consider taxable income in prior periods, projected future taxable income, potential tax-planning strategies and projected future reversals of deferred tax items. These assessments involve a certain degree of subjectivity which may change significantly depending on the related circumstances.

We recorded a $7.2 million charge to income taxes during fiscal 2010 to establish a valuation allowance on our deferred tax assets. In future periods, we anticipate that the Company will have a minimal tax provision until such time as we are able to reverse the deferred tax asset valuation allowance.

Our shareholders’ equity at June 30, 2010, includes approximately $37 million for which no provision for federal income taxes has been recorded. This amount represents the tax bad debt reserve at June 30, 1988. If this portion of shareholders’ equity is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. At June 30, 2010, the potential tax on the above amount was approximately $13 million.

Notes To Consolidated Financial Statements

NOTE 15 — INCOME TAXES - (continued)

At June 30, 2010, the Company had federal net operating losses of $15.8 million that will be carried forward. Of that total, $2.8 million is related to acquisitions, and is limited to a maximum of $355 thousand in any one year and expires on June 30, 2028. The remaining $13.0 million expires on June 30, 2030. We also have $34 thousand in a charitable contribution carryforward that will begin to expire on June 30, 2014, $262 thousand in general business credits that will begin to expire on June 30, 2027, and $1.5 million in alternative minimum tax credits that do not expire.

Liability for Unrecognized Tax Benefits

The change in our liability for unrecognized tax benefits is as follows:

Years ended June 30, (In thousands)	2010	2009	2008
Balance at beginning of year	$158	$164	$325
Increase for tax positions related to current tax year	—	4	28
Increase for tax positions related to prior tax years	—	6	—
Decrease for tax positions related to prior tax years	—	(16)	(12)
Decrease for tax positions related to prior closed tax years	(104)	—	(177)
Balance at end of year	$54	$158	$164

The amount of unrecognized tax benefits that, if recognized, would favorably affect our effective income tax rate in future periods was $25 thousand, $65 thousand and $69 thousand at June 30, 2010, 2009 and 2008, respectively. We do not currently anticipate that the total amount of the Company’s unrecognized tax benefits will significantly change next year.

We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes. We recorded an $8 thousand credit related to interest and penalties in fiscal 2010 and recognized interest and penalties of $1 thousand in fiscal 2009 and $16 thousand in fiscal 2008. Our accrued payable for interest and penalties was $5 thousand at June 30, 2010, compared with $13 thousand at June 30, 2009.

We file federal income tax returns as well as returns in various state jurisdictions. We are no longer subject to examination by federal or state taxing authorities for the tax years ended prior to June 30, 2007. The tax years ended June 30, 2009, 2008 and 2007 remain open to examination by the taxing jurisdictions in which we file tax returns.

NOTE 16 — REGULATORY REQUIREMENTS

Capital

The Bank is subject to capital requirements administered by the federal banking regulators. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of an institution’s assets, liabilities, and certain off-balance-sheet items calculated in accordance with regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower an institution’s classifications under certain circumstances. Failure to meet various capital requirements can result in regulatory sanctions that could have a direct material adverse effect on the financial statements.

Under OTS regulations, limitations are imposed on all of the Bank’s capital distributions, including cash dividends. The regulations establish a three-tiered system of restrictions, with the greatest flexibility afforded to institutions that are well-capitalized and have received favorable qualitative examination ratings by the OTS. During fiscal 2010, the Bank did not pay a dividend to First Place Financial Corp. During fiscal 2009, the Bank paid a dividend of $3 million. As of June 30, 2010, the Bank is not able to pay any dividends without the prior written approval of the OTS. Future dividend payments by the Bank will be based on future earnings and the approval of the OTS.

Notes To Consolidated Financial Statements

NOTE 16 — REGULATORY REQUIREMENTS - (continued)

The prompt corrective action regulations encompass five capital adequacy classifications: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. However, these classifications are not indicative of an institution’s overall financial condition. If an institution is only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions, asset growth and expansion are limited, and plans for capital restoration are required.

The following table presents the Bank’s actual capital amounts and ratios, minimum capital amounts and ratios prescribed by regulatory guidelines, and capital amounts and ratios required to qualify as well-capitalized. At June 30, 2010, the Bank is considered to be well-capitalized.

	Actual		To Meet Minimum Capital Adequacy Requirements		To Qualify as Well- Capitalized Under Prompt Corrective Action Regulations
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital (to risk-weighted assets)	$293,445	12.75%	$184,077	8.00%	$230,096	10.00%
Tier 1 capital less deductions (to risk-weighted assets)	264,525	11.50	92,038	4.00	138,057	6.00
Tier 1 capital (to adjusted total assets)	264,862	8.44	125,457	4.00	156,821	5.00
Tangible capital (to adjusted total assets)	264,862	8.44	47,046	1.50	N/A	N/A
June 30, 2009
Total capital (to risk-weighted assets)	$301,848	12.37%	$195,164	8.00%	$243,955	10.00%
Tier 1 capital less deductions (to risk-weighted assets)	274,033	11.23	97,580	4.00	146,370	6.00
Tier 1 capital (to adjusted total assets)	274,510	8.16	134,540	4.00	168,175	5.00
Tangible capital (to adjusted total assets)	274,510	8.16	50,453	1.50	N/A	N/A

The Bank converted from a mutual to a stock institution in 1998. Subsequently, the Bank merged with other companies that had previously converted from mutual to stock institutions. In connection with these conversions, liquidation accounts in the aggregate of $153 million were established. Eligible depositors, who have maintained their accounts with the Bank, would be entitled to a distribution from these liquidation accounts if the Bank were to be liquidated. Dividends may not reduce shareholders’ equity below the required liquidation account balance.

First Place Financial Corp. is not permitted to pay dividends or incur additional debt without the prior written approval of the OTS. Future dividend payments or debt issuances will be based on future earnings and the approval of the OTS.

Cash

Federal law requires a depository institution to maintain a prescribed amount of cash on hand or on deposit with the Federal Reserve Bank. As a result, at June 30, 2010, the Bank was required to maintain $5 million in vault cash or cash on deposit with the Federal Reserve Bank that was not available for other purposes. During fiscal 2009, the Federal Reserve Bank started paying interest at current federal funds rates. Prior to that time, balances on deposit with the Federal Reserve Bank did not earn interest.

Notes To Consolidated Financial Statements

NOTE 17 — PARTICIPATION IN THE U.S. DEPARTMENT OF THE TREASURY’S TROUBLED ASSET RELIEF PROGRAM

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. financial markets. One of the provisions included in the Emergency Economic Stabilization Act of 2008 is the TARP, or more specifically, the U.S. Treasury’s CPP, which allows the Treasury to invest in perpetual preferred stock issued by qualified financial institutions. On March 13, 2009, we completed the issuance of 72,927 shares of Series A perpetual preferred stock and a related common stock warrant under the CPP. The perpetual preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter. The liquidation preference amount is $1 thousand per share or $73 million in the aggregate. The warrant represents the right to purchase 3,670,822 shares of our common stock at an initial exercise price of $2.98 per share. The proceeds were recorded in equity based on the relative fair value of the preferred stock and the related warrant, which were $69 million for the preferred stock and $4 million for the warrant. The fair value of the preferred shares was calculated using a discounted cash flow analysis. The discount rate used in the analysis was based on a group of similarly rated preferred securities in the banking sector. The fair value of the warrant was calculated using a Black-Scholes option pricing model. The warrant valuation model required several inputs as of the date of issuance, including a risk free rate of 1.87%, dividend yield of 1.68%, the warrant’s expected life of 5.0 years, and a volatility factor of 50.136. Preferred stock dividends and discount accretion were $4.4 million and $1.3 million for the years ended June 30, 2010 and 2009, respectively. In accordance with NASDAQ market rules, the warrant was approved by shareholders at a special shareholders’ meeting held on June 3, 2009, for which a definitive proxy was filed on May 5, 2009.

In connection with the issuance of the above securities to the U.S. Treasury, the ability to declare or pay dividends on our common shares is limited to $0.085 per share per quarter, and only if all dividends have been paid on the Series A Preferred shares. In addition, the ability to repurchase common shares is restricted by the approval of the U.S. Treasury and again, only if there are no payments in arrears on the Series A Preferred share dividends. As a recipient of government funding under the CPP, we must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as the U.S. Treasury holds the preferred stock.

NOTE 18 — COMMITMENTS, CONTINGENCIES AND GUARANTEES

Commitments

Some financial instruments, such as loan commitments, credit lines and letters of credit are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk for credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The above commitments are made, subject to the same credit policies followed for loans, including obtaining collateral when the commitment is exercised.

To reduce the interest rate risk associated with commitments made to borrowers for mortgage loans that have not yet closed and that we intend to sell in the secondary markets, we may enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives, to limit our exposure to potential movements in market interest rates. We monitor our interest rate risk position daily to maintain coverage ranging from 40% to 100% of our mortgage loan commitments, depending on the status of the mortgage loan commitments as they progress from application to sale.

Notes To Consolidated Financial Statements

NOTE 18 — COMMITMENTS, CONTINGENCIES AND GUARANTEES - (continued)

The remaining contractual amounts of our financial instruments with off-balance-sheet risk are summarized as follows:

June 30, (In thousands)	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments:
Commitments to make loans	$331,543	$74,418	$159,177	$29,287
Construction loan funds not yet disbursed	45,614	39,995	22,270	43,274
Unused lines of credit and letters of credit	47,866	211,070	59,311	183,633
Mortgage loan sales commitments	71,120	553	245,975	228
Mortgage-backed securities sales commitments	312,500	—	211,000	—

Loan commitments are generally made for periods of 60 days or less. As of June 30, 2010, over 90% of our fixed rate commitments to make loans are one- to four-family residential loan commitments that have interest rates ranging from 3.88% to 7.25%. As of June 30, 2010, the mortgage-backed securities sales commitments, which have similar interest rates and maturities as the one- to four-family residential loan commitments, have remaining contractual maturities of less than 90 days.

As indicated previously, derivative instruments are used to mitigate the interest rate risk associated with commitments to make mortgage loans we intend to sell. We also enter into contracts for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. All derivative instruments are recognized as either other assets or other liabilities at fair value in the statement of financial condition. Gains or losses are recorded as part of mortgage banking gains on the statement of income. The derivative assets and liabilities were as follows:

June 30, (In thousands)	Asset/(Liability) Recorded
	2010	2009
Commitments:
Commitments to make loans	$5,864	$427
Mortgage-backed securities sales commitments	(4,847)	1,334

As of June 30, 2010, we have also established an estimated loss allowance of $0.5 million on unused lines of credit and letters of credit.

Contingencies and Guarantees

We have originated and sold certain loans for which the buyer has limited recourse to us in the event the loans do not perform as specified in the agreements. At June 30, 2010, these loans had an outstanding balance of $100 million. As of that date, the maximum potential amount of undiscounted future payments that we could be required to make in the event of nonperformance by the borrower totaled $28 million. In the event of nonperformance, we have rights to the underlying collateral securing the loans, and approximately $25 million of the loans are covered by a stop-loss insurance policy. At June 30, 2010, we had a $2 million liability recorded in connection with the recourse agreements.

We issue standby letters of credit for commercial customers to third parties to guarantee the performance of those customers to the third parties. If the customer fails to perform, we perform in their place and record the funds advanced as an interest-bearing loan. These letters of credit are underwritten using the same policies and criteria applied to commercial loans. Therefore, they represent the same risk to us as a loan to that commercial loan customer. At June 30, 2010, our standby letters of credit totaled $5 million.

Notes To Consolidated Financial Statements

NOTE 19 — INTEREST RATE SWAPS

On August 9, 2002, we terminated several interest rate swap agreements that had been designated as cash flow hedges of certain FHLB advances. The fair value of the interest rate swaps at the time of the termination was a liability of $13 million and the cash flow hedge relationship was dedesignated. The loss recorded in accumulated other comprehensive income at the time of the dedesignation totaled $8.2 million, net of income taxes. This loss was reclassified into net income over the remaining term of the original hedge, which ended in fiscal year 2010.

The amount of the loss, net of income taxes, on the terminated interest rate swaps reclassified into interest expense was $0.9 million in each of the years 2010, 2009 and 2008. Net income for each of those years was reduced by $0.6 million.

NOTE 20 — FAIR VALUE MEASUREMENTS

Fair Value Determination

We group assets and liabilities recorded at fair value into three prescribed levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine their fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement (with level 1 considered the highest and level 3 considered the lowest).

A brief description of each level is as follows:

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

Notes To Consolidated Financial Statements

NOTE 20 — FAIR VALUE MEASUREMENTS - (continued)

The following tables summarize our assets and liabilities measured at fair value on a recurring basis, segregated by the level of the valuation inputs within the fair value hierarchy.

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2010
Assets (liabilities) measured at fair value on a recurring basis:
Trading securities:
Mortgage-backed securities mutual fund	$11,358	$—	$11,358	$—
Securities available for sale:
U.S. Government agencies and other government sponsored enterprises	8,262	—	8,262	—
Obligations of states and political subdivisions	65,643	—	65,643	—
Trust preferred securities	10,418	—	9,973	445
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	153,601	—	153,601	—
Common stocks	260	—	260	—
Loans held for sale	233,927	—	233,927	—
Derivatives – commitments to make loans	5,864	—	5,864	—
Derivatives – mortgage-backed securities sales commitments	(4,847)	—	(4,847)	—
June 30, 2009
Assets measured at fair value on a recurring basis:
Trading securities:
Mortgage-backed securities mutual fund	$11,786	$—	$11,786	$—
Securities available for sale:
U.S. Government agencies and other government sponsored enterprises	4,582	—	4,582	—
Obligations of states and political subdivisions	62,946	—	62,946	—
Trust preferred securities	8,267	—	7,847	420
One- to four-family mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises	188,722	—	188,722	—
Common stocks	297	—	297	—
Loans held for sale	376,406	—	376,406	—
Derivatives – commitments to make loans	427	—	427	—
Derivatives – mortgage-backed securities sales commitments	1,334	—	1,334	—

Notes To Consolidated Financial Statements

NOTE 20 — FAIR VALUE MEASUREMENTS - (continued)

Changes in the fair value of our Level 3 assets measured on a recurring basis are summarized below.

Years ended June 30, (In thousands)	2010	2009
Balance at beginning of year	$420	$—
Gross gains included in other comprehensive income (loss)	25	20
Transfers to Level 3	—	400
Balance at end of year	$445	$420

The following tables summarize our assets measured at fair value on a nonrecurring basis, segregated by the level of the valuation inputs within the fair value hierarchy.

(In thousands)	Total	Level 1	Level 2	Level 3
June 30, 2010
Assets measured at fair value on a nonrecurring basis:
Impaired loans, net of allowance	$45,791	$—	$—	$45,791
Real estate owned	33,693	—	—	33,693
Mortgage servicing rights	13,575	—	—	13,575
June 30, 2009
Assets measured at fair value on a nonrecurring basis:
Impaired loans, net of allowance	$26,734	$—	$—	$26,734
Real estate owned	36,790	—	—	36,790
Mortgage servicing rights	5,411	—	—	5,411

Securities – Securities in our investment portfolio are recorded at fair value on a recurring basis and certain securities are classified as trading securities. We elected to account for our trading securities at fair value at the beginning of fiscal 2009. The change in the fair value of trading securities for the fiscal years ended June 30, 2010 and 2009, was a gain of $0.6 million and loss of $12.3 million, respectively. These amounts are included in “change in the fair value of trading securities” on the statement of income. Recurring Level 2 available-for-sale securities include our investments in U.S. government agency obligations, obligations of states and political subdivisions, trust preferred securities, mortgage-backed securities, collateralized mortgage obligations, a mortgage-backed securities mutual fund and equity securities. Recurring Level 3 available-for-sale securities include our investment in one trust preferred security.

Loans held for sale – Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. From time to time, loans held for sale may also include the guaranteed portion of Small Business Administration loans. Interest on loans held for sale is recognized according to the contractual terms on the loans and included in interest income. Loans held for sale are recorded at fair value based on the price secondary markets are currently offering for loans with similar characteristics. As such, we classify loans held for sale as recurring Level 2. At June 30, 2010, the fair value of loans held for sale exceeded the aggregate unpaid principal balance by $9 million. The amount of the adjustment to fair value for fiscal 2010 was a gain of $10.6 million and is included in “mortgage banking gains” on the statement of income.

Impaired loans – Impaired loans are measured for impairment based on: (i) the present value of the expected future cash flows discounted at the loan’s effective interest rate, (ii) a loan’s observable market price, or (iii) the fair value of the collateral if the loan is collateral dependent. For collateral-dependent loans measured at fair value, the loans had a carrying amount of $50 million, with a valuation allowance of $4 million. The Company measures impairment on all nonaccrual loans for which it has established specific allowances as part of the specific allocated allowance component of the allowance for loan losses. As such, the Company classifies impaired loans with specific allowances as nonrecurring Level 3.

Notes To Consolidated Financial Statements

NOTE 20 — FAIR VALUE MEASUREMENTS - (continued)

Mortgage servicing rights – MSRs of $29 million represent the carrying amount of retained servicing rights on loans sold. MSRs are valued at the lower of cost or fair value and are based upon an independent third-party appraisal. Accordingly, we classify the fair value portion of MSRs as nonrecurring Level 3. The carrying amount of MSRs measured at fair value includes $0.5 million in impairment reversals for fiscal 2010 and the valuation allowance at June 30, 2010, was $0.6 million. MSRs of $15 million are valued at amortized cost.

Mortgage banking derivatives – We enter into commitments with customers to make loans as a part of our residential lending program. To mitigate the interest rate risk associated with these commitments, we may enter into commitments to sell loans or mortgage-backed securities, considered to be derivatives. We also enter into contracts for the future delivery of residential mortgage loans when interest rate locks are entered into in order to economically hedge potential adverse effects of changes in interest rates. These contracts are also derivative instruments. All derivative instruments are recognized as either assets or liabilities at fair value on a recurring basis in the statement of financial condition as indicated in the preceding table. Fair value adjustments related to these mortgage banking derivatives are recorded in current year earnings as a component of mortgage banking gains. For the year ended June 30, 2010, we had $6.5 million in net losses attributed to the fair value adjustments of derivatives, while net gains on sales of loans were $27.2 million. At June 30, 2010, no derivatives were designated as cash flow hedges or fair value hedges.

Fair Value of Financial Instruments

The following table shows the estimated carrying amount and fair value of our financial instruments at June 30, 2010 and 2009.

June 30, (In thousands)	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and due from banks	$33,223	$33,223	$38,321	$38,321
Interest-bearing deposits in other banks	110,426	110,426	56,614	56,614
Trading securities	11,358	11,358	11,786	11,786
Securities available for sale	238,184	238,184	264,814	264,814
Loans held for sale	233,927	233,927	376,406	376,406
Loans, net	2,289,142	2,359,981	2,428,864	2,498,517
Federal Home Loan Bank stock	35,041	35,041	36,221	36,221
Derivative assets	5,864	5,864	1,761	1,761
Other financial assets	13,587	13,587	12,629	12,629
Liabilities:
Demand and savings deposits	$1,311,030	$1,311,030	$1,103,348	$1,103,348
Time deposits	1,159,061	1,171,194	1,332,253	1,345,895
Short-term borrowings	35,742	35,844	323,458	325,180
Long-term debt	378,577	414,175	335,159	355,236
Derivative liabilities	4,847	4,847	—	—
Other financial liabilities	1,870	1,870	9,429	9,429

Notes To Consolidated Financial Statements

NOTE 20 — FAIR VALUE MEASUREMENTS - (continued)

Valuation Methods and Assumptions

For cash and due from banks, interest-bearing deposits in other banks, other financial assets, demand and savings deposits, and other financial liabilities, fair value equals or approximates carrying amount.

The fair values of securities, including trust preferred securities, are based on market prices or dealer quotes. If no such information is available, fair value is determined based on quoted prices of similar instruments or through the use of models that use significant assumptions not observable in the market.

Fair values of loans held for sale, commitments to purchase, sell or originate loans, and mortgage-backed securities are based on market prices or available market data for similar instruments.

For loans and deposits, fair value is based on the present value of expected cash flows. For loans, the present value takes into account the loan type, maturity of the loan, liquidity risk, and credit risk which are not indicative of an exit price.

The fair value of FHLB stock is based on its redemption value.

Fair values of short-term borrowings and long-term debt are based on current rates for similar financing.

NOTE 21 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION

Condensed Statements of Financial Condition

June 30, (In thousands)	2010	2009
ASSETS
Cash and due from banks	$24,640	$46,794
Securities available for sale, at fair value	259	297
Notes receivable from subsidiaries	4,239	5,098
Investment in bank subsidiary	278,843	284,093
Investment in nonbank subsidiaries	4,541	4,562
Other assets	5,682	4,919
Total assets	$318,204	$345,763
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures owed to unconsolidated trusts	$61,856	$61,856
Accrued expenses and other liabilities	3,877	2,428
Total liabilities	65,733	64,284
Shareholders’ equity	252,471	281,479
Total liabilities and shareholders’ equity	$318,204	$345,763

Notes To Consolidated Financial Statements

NOTE 21 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION - (continued)

Condensed Statements of Income

Years ended June 30, (In thousands)	2010	2009	2008
INCOME
Interest income	$242	$413	$447
Dividends from bank subsidiary	—	3,000	3,000
Dividends from nonbank subsidiaries	575	350	1,500
Income from unconsolidated affiliates	83	102	123
Net gains on sales of securities	—	325	760
Other operating income (loss)	817	(482)	(152)
Other-than-temporary impairment of securities	—	(1,159)	(183)
Total income	1,717	2,549	5,495
EXPENSE
Interest expense	2,776	3,422	3,934
Merger, integration and restructuring charges	—	1,109	1,176
Other expenses	1,155	1,293	852
Total expense	3,931	5,824	5,962
Loss before income tax benefit	(2,214)	(3,275)	(467)
Income tax benefit	(988)	(2,302)	(1,702)
Income (loss) before undistributed net income (loss) of subsidiaries	(1,226)	(973)	1,235
Undistributed net income (loss) of bank subsidiary	(29,962)	(103,380)	10,079
Undistributed net income (loss) of nonbank subsidiaries	(21)	(6,081)	(524)
NET INCOME (LOSS)	(31,209)	(110,434)	10,790
Less preferred stock dividends and discount accretion	4,368	1,297	—
INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(35,577)	$(111,731)	$10,790

Notes To Consolidated Financial Statements

NOTE 21 — CONDENSED PARENT COMPANY FINANCIAL INFORMATION - (continued)

Condensed Statements of Cash Flows

Years ended June 30, (In thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,209)	$(110,434)	$10,790
Adjustments to reconcile net income (loss) to net cash from operating activities:
Equity in undistributed net (income) loss of subsidiaries	29,983	109,461	(9,555)
Amortization	—	32	95
Gains on sales of securities	—	(325)	(760)
Other-than-temporary impairment of securities	—	1,159	183
Goodwill impairment	—	75	—
Change in interest payable	(38)	(126)	(78)
Provision for deferred income taxes	(319)	261	897
Change in other assets	(764)	1,889	(447)
Change in other liabilities	1,821	(4,794)	(1,887)
Net cash from operating activities	(526)	(2,802)	(762)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of securities available for sale	—	2,555	5,312
Purchases of securities available for sale	—	—	(2,459)
Investment in banking subsidiary	(19,000)	(31,000)	—
Cash paid for acquisitions, net	—	—	(3,868)
Cash received from subsidiaries for payments on notes receivable	859	428	404
Net cash from investing activities	(18,141)	(28,017)	(611)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and common stock warrant	—	72,927	—
Common dividends paid	(170)	(3,034)	(10,913)
Preferred dividends paid	(3,646)	(628)	—
Direct costs incurred in connection with issuance preferred stock and common stock warrant	(83)	(64)	—
Proceeds from stock options exercised	—	—	750
Purchases of common stock	—	—	(14,116)
Recovery of dividends from recognition and retention plan	415	—	—
Dividends paid on unearned ESOP shares	(3)	(73)	(245)
Net cash from financing activities	(3,487)	69,128	(24,524)
Net change in cash and due from banks	(22,154)	38,309	(25,897)
Cash and due from banks at beginning of year	46,794	8,485	34,382
CASH AND DUE FROM BANKS AT END OF YEAR	$24,640	$46,794	$8,485

Notes To Consolidated Financial Statements

NOTE 22 — INCOME (LOSS) PER COMMON SHARE

The factors used in the income (loss) per common share computation are as follows:

Years ended June 30, (Dollars in thousands, except per share data)	2010	2009	2008
BASIC
Income (loss) attributable to common shareholders	$(35,577)	$(111,731)	$10,790
Weighted-average common shares outstanding	16,973,272	16,973,270	16,579,748
Weighted-average unearned ESOP shares	(292,535)	(334,089)	(369,315)
Weighted-average unearned recognition and retention plan shares	(65,901)	(75,445)	(78,235)
Weighted-average common shares outstanding – basic	16,614,836	16,563,736	16,132,198
Basic income (loss) per common share	$(2.14)	$(6.75)	$0.67
DILUTED
Income (loss) attributable to common shareholders	$(35,577)	$(111,731)	$10,790
Weighted-average common shares outstanding – basic	16,614,836	16,563,736	16,132,198
Dilutive effects of assumed exercises of stock options, recognition and retention plan shares and warrant	—	—	63,506
Weighted-average common shares outstanding – diluted	16,614,836	16,563,736	16,195,704
Diluted income (loss) per common share	$(2.14)	$(6.75)	$0.67

For each of the three years above, either the exercise prices of a number of stock options and stock grants were greater than the average market price of our common shares or we were in a net loss position and, therefore, the effect would be antidilutive to income (loss) per common share. Stock options of 440,419, 827,495 and 222,841 shares of our common stock were not included in the computation of diluted income (loss) per common share for 2010, 2009 and 2008, respectively, because they were antidilutive. Stock grants in the amount of 66,552, 81,446 and 11,472 shares of our common stock were not included in the computation of diluted income (loss) per common share for 2010, 2009 and 2008, respectively, because they were antidilutive. The warrant pertaining to the U.S. Treasury’s CPP, which would result in the issuance of 3,670,822 common shares, was not included in the computation of income (loss) per common share for 2010 and 2009, respectively, because it was antidilutive.

Notes To Consolidated Financial Statements

NOTE 23 — COMPREHENSIVE INCOME (LOSS)

The following table presents our comprehensive income (loss), which is a component of shareholders’ equity.

Years ended June 30, (In thousands)	2010	2009	2008
Net income (loss)	$(31,209)	$(110,434)	$10,790
Other comprehensive income (loss):
Net unrealized gains (losses) on securities available for sale	7,587	3,433	(11,954)
Reclassification adjustments for net gains on sales of securities(a)	(651)	(310)	(742)
Reclassification adjustments for other-than-temporary impairment of securities	—	1,159	8,611
Net unrealized gains (losses) on securities available for sale, net of reclassification adjustments	6,936	4,282	(4,085)
Loss on termination of interest rate swaps reclassified into income	916	917	935
Other comprehensive income (loss) before tax effect	7,852	5,199	(3,150)
Tax effect	(2,750)	(1,817)	1,102
Other comprehensive income (loss)	5,102	3,382	(2,048)
Total comprehensive income (loss)	$(26,107)	$(107,052)	$8,742

(a)	Reclassification adjustments represent net unrealized gains on securities available for sale as of June 30 that were recognized during the following year.

Notes To Consolidated Financial Statements

NOTE 24 — SELECTED QUARTERLY RESULTS OF OPERATIONS
(Unaudited — See accompanying accountants’ report)

	Three-Month Periods Ended
(In thousands, except per share data)	June 30	March 31	December 31	September 30
2010
Total interest income	$37,970	$38,265	$40,061	$40,902
Total interest expense	10,456	11,158	12,399	15,344
Net interest income	27,514	27,107	27,662	25,558
Provision for loan losses	19,000	31,100	14,000	22,500
Net interest income (expense) after provision for loan losses	8,514	(3,993)	13,662	3,058
Valuation adjustments on securities	157	16	—	399
Other noninterest income	11,222	14,206	12,050	11,343
Other noninterest expense	33,419	26,622	25,301	24,325
Income (loss) before income taxes	(13,526)	(16,393)	411	(9,525)
Income tax benefit	(656)	(3,375)	(182)	(3,611)
Net income (loss)	$(12,870)	$(13,018)	$593	$(5,914)
Loss attributable to common shareholders	$(13,965)	$(14,110)	$(497)	$(7,005)
Basic loss per common share	$(0.84)	$(0.85)	$(0.03)	$(0.42)
Diluted loss per common share	(0.84)	(0.85)	(0.03)	(0.42)
2009
Total interest income	$41,523	$42,408	$43,497	$44,460
Total interest expense	17,872	20,723	22,194	21,505
Net interest income	23,651	21,685	21,303	22,955
Provision for loan losses	19,620	6,797	9,216	7,351
Net interest income after provision for loan losses	4,031	14,888	12,087	15,604
Valuation adjustments on securities	(1,090)	(489)	(2,544)	(9,320)
Other noninterest income	9,545	11,625	7,087	7,722
Goodwill impairment(a)	—	—	93,741	—
Other noninterest expense	31,000	23,000	22,858	21,360
Income (loss) before income taxes	(18,514)	3,024	(99,969)	(7,354)
Income tax expense (benefit)	(5,795)	483	(5,872)	(1,195)
Net income (loss)	$(12,719)	$2,541	$(94,097)	$(6,159)
Income (loss) attributable to common shareholders	$(13,800)	$2,325	$(94,097)	$(6,159)
Basic income (loss) per common share	$(0.83)	$0.14	$(5.68)	$(0.37)
Diluted income (loss) per common share	(0.83)	0.14	(5.68)	(0.37)

(a)	For additional information pertaining to the goodwill impairment recognized during the three-month period ended December 31, 2009, see Note 9 (“Goodwill, Core Deposit and Other Intangible Assets”).

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

September 22, 2010

The management of First Place Financial Corp. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. First Place Financial Corp.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

First Place Financial Corp.’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of First Place Financial Corp.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of First Place Financial Corp. are being made only in accordance with authorizations of management and directors of First Place Financial Corp.; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of First Place Financial Corp.’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on our assessment and those criteria, management concluded that First Place Financial Corp. maintained effective internal control over financial reporting as of June 30, 2010.

Management assessed the effectiveness of First Place Financial Corp.’s internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

First Place Financial Corp.’s independent registered public accounting firm has issued its report on the effectiveness of First Place Financial Corp.’s internal control over financial reporting. That report follows under the heading, “Report of Independent Registered Public Accounting Firm.”

Steven R. Lewis President and Chief Executive Officer	David W. Gifford Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
First Place Financial Corp.:

We have audited First Place Financial Corp.’s (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, First Place Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition of First Place Financial Corp. and subsidiaries as of June 30, 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended, and our report dated September 22, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Pittsburgh, Pennsylvania
September 22, 2010

Changes in Internal Control over Financial Reporting

We evaluate the adequacy of our internal control over financial reporting quarterly. In addition, we enhance our internal controls in response to internal control evaluations, internal and external audits and regulatory recommendations. Based on our assessment, we have determined that no enhancements to our internal control over financial reporting occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors and Executive Officers of the Registrant

The information required by Item 10 concerning directors and executive officers of the registrant is incorporated herein by reference from the proxy statement for the 2010 Annual Meeting of Shareholders, to be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).

Code of Ethics:  We have adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial and accounting officer, controller, or persons performing similar functions. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K.

Item 11.

Executive Compensation

The information required by Item 11 concerning executive compensation is incorporated herein by reference from the Proxy Statement.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Proxy Statement.

The following table sets forth information regarding the securities authorized for issuance under equity compensation plans at June 30, 2010.

June 30,	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price Per Share of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by shareholders	440,419	$14.94	744,587
Equity compensation plans not approved by shareholders	—	—	—
Total	440,419	$14.94	744,587

Item 13.

Certain Relationships and Related Transactions

The information required by Item 13 concerning certain relationships and related transactions is incorporated herein by reference from the Proxy Statement.

Item 14.

Principal Accountant Fees and Services

The information required by Item 14 concerning principal accountant fees and services is incorporated herein by reference from the Proxy Statement.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

The following information is filed in the Items of this Form 10-K indicated below.

Document	Item
Selected Financial Data	Item 6
Management’s Discussion and Analysis of Financial Condition and Results of Operations	Item 7
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	Item 8
Consolidated Statements of Financial Condition as of June 30, 2010 and 2009	Item 8
Consolidated Statements of Income for Years Ended June 30, 2010, 2009 and 2008	Item 8
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended June 30, 2010, 2009 and 2008	Item 8
Consolidated Statements of Cash Flows for Years Ended June 30, 2010, 2009 and 2008	Item 8
Notes to Consolidated Financial Statements	Item 8
Management’s Report on Internal Control over Financial Reporting	Item 9A
Report of Independent Registered Public Accounting Firm	Item 9A

(a) (2) Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Consolidated Financial Statements or notes thereto.

(a) (3) Exhibits

The following exhibits are filed as part of this Form 10-K, and this list serves as the Exhibit Index.

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
3.1	Amended and Restated Certificate of Incorporation for First Place Financial Corp.	(i)
3.2	First Place Financial Corp. Bylaws	(ii)
3.3	Certificate of Designations of Preferred Stock Series A	(iii)
3.4	Certificate of Amendment of Certificate of Designations of Preferred Stock Series A	(iii)
4.1	Specimen First Place Financial Corp. common stock certificate	4.1
4.2	Form of Certificate of Preferred Stock Series A	(iii)
4.3	Warrant to Purchase Shares of Common Stock	(iii)
4.4	Amended and Restated Warrant to Purchase Shares of Common Stock	(iv)
10.1	Amendment to Employment Agreement between First Place Financial Corp. and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(v)
10.2	Amendment to Employment Agreement between First Place Bank and Steven R. Lewis, President and Chief Executive Officer effective July 1, 2008	(v)
10.3	First Place Financial Corp. 1999 Incentive Plan	(vi)
10.4	First Place Financial Corp. 2004 Incentive Plan	(vii)
10.5	Amendment to First Place Financial Corp. change in control severance agreement	(v)
10.6	Purchased Securities Agreement, dated March 13, 2009, between First Place Financial Corp. and the United States Department of the Treasury	(iii)

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Herein
10.7	Securities Purchase Agreement, dated March 13, 2009, between First Place Financial Corp. and the United States Department of the Treasury	(iii)
14	Code of Ethics	14
21	Subsidiaries of Registrant	21
23.1	Consent of KPMG, LLP	23.1
23.2	Consent of Crowe Horwath LLP	23.2
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.1
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31.2
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2
99.1	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008	99.1
99.2	Certification Pursuant to Section 111 (b)(4) of the Emergency Economic Stabilization Act of 2008	99.2

(i)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q dated February 9, 2009, and incorporated by reference herein.
(ii)	Filed as an exhibit to the Company’s Report on Form 8-K dated May 7, 2010, and incorporated by reference herein.
(iii)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 17, 2009, and incorporated by reference herein.
(iv)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A dated April 6, 2009, and incorporated by reference herein.
(v)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 12, 2009, and incorporated by reference herein.
(vi)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed May 19, 1999, and incorporated by reference herein.
(vii)	Filed as Appendix A to the Company’s Definitive Proxy Statement filed September 27, 2004, and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Place Financial Corp.
By: /s/ Steven R. Lewis Steven R. Lewis President, Chief Executive Officer and Director Date: September 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steven R. Lewis Steven R. Lewis President, Chief Executive Officer and Director (Principal Executive Officer) Date: September 22, 2010
/s/ David W. Gifford David W. Gifford Chief Financial Officer Date: September 22, 2010
/s/ A. Gary Bitonte A. Gary Bitonte Director Date: September 22, 2010
/s/ Donald Cagigas Donald Cagigas Director Date: September 22, 2010
/s/ Marie Izzo Cartwright Marie Izzo Cartwright Director Date: September 22, 2010
/s/ Frank J. Dixon Frank J. Dixon Director Date: September 22, 2010
/s/ Robert P. Grace Robert P. Grace Director Date: September 22, 2010
/s/ Thomas M. Humphries Thomas M. Humphries Director Date: September 22, 2010

/s/ Earl T. Kissell Earl T. Kissell Director Date: September 22, 2010
/s/ E. Jeffrey Rossi E. Jeffrey Rossi Director Date: September 22, 2010
/s/ Samuel A. Roth Samuel A. Roth Chairman of the Board Date: September 22, 2010
/s/ William A. Russell William A. Russell Director Date: September 22, 2010
/s/ Robert L. Wagmiller Robert L. Wagmiller Director Date: September 22, 2010